Form 10-Q
period 2008-03-31
G2 VENTURES INC
filed 2008-05-20
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number       333-108715

G2 VENTURES, INC.
______________________________________________________________
(Exact name of small business issuer as specified in its charter)

Texas	98-0221494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 Three Galleria Tower, 13155 Noel Road, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 726-9203
______________________________________________________________
(Registrant's telephone number, including area code)

______________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒ ;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,500,000 shares of Common Stock, par value $0.001 per share, issued and outstanding on May 15, 2008.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	1
	Statements of Operations for the three months ended March 31, 2008 and
	2007 and the period September 26, 2002 (inception) through
	March 31, 2008 (unaudited)	2
	Statements of Stockholders' Deficit for the three months ended March 31, 2008
	and the period September 26, 2002 (inception) through
	March 31, 2008 (unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2008
	and 2007 and the period September 26, 2002 (inception) through
	March 31, 2008 (unaudited)	4
	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4.	Controls and Procedures	8

PART II	OTHER INFORMATION	9

Item 6.	Exhibits	9

SIGNATURES		10

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

G2 VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31, 2008		December 31, 2007
(Unaudited)
Assets

Current assets:
Cash	$529	$529

Total current assets	529	529

	$529	$529

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$16,029	$10,100
Stockholder advances	102,563	91,954

Total current liabilities	118,592	102,054

Stockholders' deficit:
Preferred stock, $.001 par value,
1,000,000 shares authorized, no
shares issued and outstanding, no
rights or preferences determined	-	-
Common stock, $.001 par value,
200,000,000 shares authorized,
3,500,000 shares issued and outstanding	3,500	3,500
Paid in capital in excess of par	41,290	41,290
Deficit accumulated during the
development stage	(162,853)	(146,315)

Total stockholders' deficit	(118,063)	(101,525)

	$529	$529

See accompanying notes.

G2 VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND THE PERIOD SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2008	March 31, 2007	Inception

Revenues	$-	$-	$129,807

Cost of revenue	-	-	116,631

	-	-	13,176

Operating expenses:
General and administrative	16,538	10,702	176,029

Loss before income taxes	(16,538)	(10,702)	(162,853)

Provision for income taxes	-	-	-

Net loss	$(16,538)	$(10,702)	$(162,853)

Net loss per share	$.00	$.00

Weighted shares outstanding	3,500,000	3,500,000

See accompanying notes.

G2 VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2008
AND THE PERIOD SEPTEMBER 26, 2002 (INCEPTION) THROUGH
MARCH 31, 2008
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 26, 2002	-	$-	-	$-	$-	$-	$-
Contributed capital	-	-	-	-	17,796	-	17,796
Net loss						(40,739)	(40,739)
Balance at December 31, 2002	-	-	-	-	17,796	(40,739)	(22,943)
Issuance of common stock
for cash	-	-	3,500,000	3,500	23,494	-	26,994
Net loss						(25,149)	(25,149)
Balance at December 31, 2003	-	-	3,500,000	3,500	41,290	(65,888)	(21,098)
Net loss	-	-	-	-	-	(13,548)	(13,548)
Balance at December 31, 2004	-	-	3,500,000	3,500	41,290	(79,436)	(34,646)
Net loss	-	-	-	-	-	(16,561)	(16,561)
Balance at December 31, 2005	-	-	3,500,000	3,500	41,290	(95,997)	(51,207)
Net loss	-	-	-	-	-	(3,611)	(3,611)
Balance at December 31, 2006	-	-	3,500,000	3,500	41,290	(99,608)	(54,818)
Net loss	-	-	-	-	-	(46,706)	(46,707)
Balance at December 31, 2007	-	-	3,500,000	3,500	41,290	(146,314)	(101,525)
Net loss	-	-	-	-	-	(16,539)	(16,538)
Balance at March 31, 2008	-	$-	3,500,000	$3,500	$41,290	$(162,853)	$(118,063)

See accompanying notes.

G2 VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND THE PERIOD SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

			Cumulative
	March 31,	March 31,	From
	2008	2007	Inception

Net loss	$(16,538)	$(10,702)	$(162,853)

Adjustments to reconcile net loss
to net cash used in operating activities:
Increase in accounts payable	5,929	-	16,029

Net cash used in operating activities	(10,609)	(10,702)	(146,824)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	26,994
Stockholder advances	10,609	10,702	121,359
Repayments to Stockholder	-	-	(1,000)

Net cash provided by financing activities	10,609	10,702	147,353

Net increase in cash	-	-	529

Cash at beginning of period	529	529	-

Cash at end of period	$529	$529	$529

Supplemental Disclosure of Non Cash
Investing and Financing Activities

Stockholder advances forgiven as
additional paid in capital	$-	$-	$17,796

See accompanying notes.

G2 VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended March 31, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2007 included in the Company's Form S-1/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. RELATED PARTIES

During the periods ended March 31, 2008 and 2007 and the period September 26, 2002 (inception) through March 31, 2008, the Company received cash operating advances of $10,610, 10,702, and $121,359 respectively, from the major stockholder of the Company and made repayments of $0, 0, and $1,000, respectively. The advances are non-interest bearing, unsecured and due upon demand as funds are available. During the period September 26, 2002 (inception) through December 31, 2002, $17,796 of the advances were forgiven by the stockholder as additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will, "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the market in which we operate, and the competitive nature and anticipated growth of the market.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are a thinly capitalized independent record label that has entered into Exclusive Recording Artist Agreements with two musical artists. We intend to raise capital though our current initial public offering (the "IPO") to continue pursuit of our business plans to (1) produce and create master recordings of the artists' work we have under contract, and (2) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists' master recordings, we intend to produce and create additional master recordings for them and to use our track record to solicit additional artists to enter into exclusive contracts for similar recording and management purposes.

Liquidity

Historical Sources of Liquidity

We have historically funded operations primarily from loans advanced by Gust Kepler, our sole officer, director and employee. As of March 31, 2008, Mr. Kepler made loans to the Company (and to G2 Companies, Inc. which were assumed by us in connection with our purchase of its assets) in the aggregate principal amount of $121,359. All of the loans from Mr. Kepler are non-interest bearing, unsecured and due, subject to certain restrictions on use of proceeds from sale of our securities in our IPO, on demand. Mr. Kepler is under no obligation to continue to make loans to the Company to fund its operations. As of March 31, 2008, Mr. Kepler has forgiven $17,796 of such advances as additional paid in capital. Mr. Kepler and G2 entered into an Agreement dated September 14, 2006 (the "Kepler Agreement") pursuant to which Mr. Kepler agreed that we must sell all 1,500,000 shares offered in our IPO before he is to be repaid $15,000 of the loans out of the proceeds of this offering. The Kepler Agreement restrictions are only applicable to loan balances outstanding as of the date of the Kepler Agreement.

External Sources of Liquidity

Registration of our IPO became effective on May 13, 2008. In our IPO we are offering a minimum of 1,200,000 and a maximum of 1,500,000 shares of common stock on a self-underwritten basis. Proceeds from the IPO will be $120,000 if we sell only the minimum amount and $150,000 if we sell the maximum amount offered. In the event that we successfully complete our IPO (i.e., sale of either the minimum or maximum amount), Mr. Kepler, our sole officer, director and employee, believes that the net proceeds from our IPO will provide us with sufficient funds to meet our requirements for approximately 12 months following the receipt of offering proceeds. In the event we do not raise proceeds from our IPO, we may be able to raise additional funds for operating expenses through loans from Gust Kepler, our sole officer, director and employee. However, there is no guaranty that Mr. Kepler will continue to make such loans. In the event that we do not successfully complete our IPO and are unable to secure loans from Mr. Kepler, we may be unable to continue operations.

Internal Sources of Liquidity

Depending on the success of our IPO, we expect to generate revenues from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings produced by us under our Exclusive Recording Artist Agreements. We also expect to generate revenues from management fees under agreements with artists based on payments to them for live performances or other derivative uses of their work, including soundtracks, music videos, sale or license of original music to other artists, or advertisements.

Under our current Exclusive Recording Artist Agreements, we will generally receive between 33 1/3% (for foreign sales) and 80% (for domestic sales) of the total royalty amount generated by master recordings, with our percentage decreasing in relationship to higher royalty rates and advances negotiated with record labels that license the master recordings. Based on current retail pricing of recordings that range between $13.00 and $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording, and our portion of that sum to average between $0.21 to $0.37 per recording.

In addition to royalties to be derived from recordings, we also expect to earn revenues from fees from our current artists, and possibly others, under management contracts. As talent manager, we expect to generate fees ranging from 5% to 15% of the artist's revenues under contracts for live performances, personal appearances and the sale or license of the artist's publishing rights for work recorded by other artists during the term of the agreement. We intend to obtain personal management contracts with any future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

Capital Resources

Material Commitments for Expenditures

Under our current Exclusive Recording Artist Agreements, we are obliged to pay $25,000 to each of our artists as advances for recordings. We intend to pay the $25,000 advances with proceeds from our IPO. In the event that we successfully complete our IPO (i.e., sale of either the minimum or maximum amount), Mr. Kepler, our sole officer, director and employee, believes that the proceeds will provide us with sufficient funds to meet our requirements for approximately 12 months following the receipt of offering proceeds.

Results of Operations

Registration of our IPO became effective on May 13, 2008. Certain proceeds from the IPO will be used to pay recording costs for our artists and the costs of CD reproduction for marketing purposes. Depending on the success of our IPO, we expect to generate revenues from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings. We also expect to generate revenues from management fees under agreements with the artists based on payments to them for live performances or other derivative uses of their work, including soundtracks, music videos, sale or license of original music to other artists, or advertisements. To date, no recording advances have been made and recording has not commenced due to the Company's inability to raise sufficient capital to fund recording costs.

Material Changes in Financial Condition and Results of Operations

As of March 31, 2008, the Company's cash assets were $529, which remained unchanged since December 31, 2007. Accounts payable increased $5,929 from $10,100 at December 31, 2008 to $16,029 at March 31, 2008. Stockholder advances also increased from $91,954 at December 31, 2007 to $102,563 at March 31, 2008, reflecting additional loans from Mr. Kepler in the aggregate principal amount of $10,609.

Comparison of Three Months Ended
March 31, 2008, and March 31, 2007

No revenues were recorded during the three months ended March 31, 2008 and 2007.

Operating expenses during the three months ended March 31, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses increased by 55% or $5,837 to $16,539 for the three months ended March 31, 2008 from $10,702 for the three months ended March 31, 2007. This increase is due to the increase fees for legal services, accounting services, and financial printing services incurred in connection with our IPO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to Gust Kepler, our sole officer, director and employee, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Kepler, our sole officer, director and employee, has evaluated the effectiveness of the design and operation of our company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files and submits under the Exchange Act is recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the quarterly period ended March 31, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1	Exclusive Recording Artist Agreement with Jeremiah Donnelly dated March 31, 2008. (1)
31.1	Rule 13a-14/15d-14(a) Certification (2)
32.1	Certification pursuant to 18 U.S.C. Section 1350 (2)

(1)

Incorporated by reference from exhibit 10.1 to G2 Ventures Inc.'s Registration Statement on Form S-1 (Amendment No. 10 to Registration Statement originally filed on Form SB-2), filed April 4, 2008 (Registration No. 333-108715).

(2)

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008	G2 VENTURES, INC.
(Registrant)

BY: /s/ Gust Kepler
Gust Kepler
President, Chief Executive Officer and Principal
Financial Officer