Form 10-Q
period 2008-06-30
G2 VENTURES INC
filed 2008-08-12
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

G2 VENTURES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1810 Three Galleria Tower, 13155 Noel Road Dallas, Texas 75240	(972) 726-9203
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 12, 2008 was 3,500,000.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Unaudited Balance Sheet as of June 30, 2008 and Audited Balance Sheet as of December 31, 2007	3

Unaudited Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from September 26, 2002 (inception) through June 30, 2008	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through June 30, 2008	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from September 26, 2002 (inception) through June 30, 2008	6

Notes to financial statements	7

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
Current Assets:
Cash	$529	$529

Total current assets	529	529

Total assets	$529	$529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,205	$10,100
Stockholder advances	120,042	91,954

Total current liabilities	133,247	102,054

Commitments and Contingencies (Note 4)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid-in capital	41,290	41,290
Deficit accumulated during development stage	(177,508)	(146,315)

Total stockholders’ deficit	(132,718)	(101,525)

Total liabilities and stockholders’ deficit	$529	$529

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception through June 30, 2008
	2008	2007	2008	2007

Revenues, net	$—	$—	$—	$—	$129,807
Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
General and administrative	14,655	—	31,193	10,702	190,684

Total operating expense	14,655	—	31,193	10,702	190,684

Loss before taxes	(14,655)	—	(31,193)	(10,702)	(177,508)

Provision for income taxes	—	—	—	—	—

Net loss	$(14,655)	$—	$(31,193)	$(10,702)	$(177,508)

Loss per share, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, September 26, 2002	—	$—	$—	$—	$—
Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)
Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)
Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)
Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)
Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)
Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)
Net loss	—	—	—	(31,193)	(31,193)

Balance, June 30, 2008	3,500,000	$3,500	$41,290	$(177,508)	$(132,718)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Six Months Ended June 30,		From Inception through June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,193)	$(10,702)	$(177,508)
Adjustments to reconcile net loss to net cash flows from operating activities:
Accounts payable	3,105	—	13,205

Net cash flows used in operating activities	(28,088)	(10,702)	(164,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	26,994
Stockholder advances	28,088	10,702	138,838
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	28,088	10,702	164,832

Increase (decrease) in cash	—	—	529
Cash, beginning of period	529	529	—

Cash, end of period	$529	$529	$529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six month periods ended June 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2007 included in the Company's Form S-1/A filed with the Securities and Exchange Commission on May 8, 2008. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – RELATED PARTIES

During the three and six month periods ended June 30, 2008 and 2007 and the period September 26, 2002 (inception) through June 30, 2008, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $17,478, $28,088, and $138,838 respectively, while we made repayments to Mr. Kepler of $0, $0, and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE 3 – GOING CONCERN

As of June 30, 2008, the Company had minimal cash, a loss from operations, and was in arrears with trade creditors. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under our current Exclusive Recording Artist Agreements with two musical artists, we are obligated to pay $25,000 to each artist as an advance for recordings. We anticipate paying these advances with proceeds from our current initial public offering (the “IPO”). In the event that we successfully complete our IPO (sale of at least the minimum amount), management believes that the proceeds will provide the Company with sufficient funds to meet operating requirements for the subsequent twelve-month period. Due to the Company’s inability to raise sufficient capital to date, no recording advances have been made and no recordings have begun.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form S-1/A filed with the Securities and Exchange Commission (“SEC”) on May 8, 2008, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

We are a thinly capitalized independent record label that has entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists. We intend to raise capital through our IPO to continue pursuit of our business plan to (i) produce and create master recordings of the artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Gust Kepler, our sole officer, director and employee. All of the loans from Mr. Kepler are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the IPO. Mr. Kepler is under no obligation to continue to make loans to the Company to fund its operations. On April 1, 2003, Mr. Kepler forgave $17,796 of such loans which amount was credited to additional paid in capital.

On September 14, 2006, Mr. Kepler and the Company entered into an Agreement pursuant to which (i) it was acknowledged that the Company owed Mr. Kepler $34,615.08 for loans to the Company through June 30, 2006, and (ii) Mr. Kepler agreed that he would not receive any repayment of that amount until 1,500,000 shares of the Company’s Common Stock had been sold in the IPO. Subsequently, the Company and Mr. Kepler made a verbal agreement that once the maximum of 1,500,000 shares were sold under the IPO, Mr. Kepler would be paid $15,000 as a partial payment toward the total loans outstanding.

On June 30, 2008, Mr. Kepler and the Company entered into an Amended Agreement pursuant to which (i) it was acknowledged that the Company had received loans from Mr. Kepler in the amount of $138,838 through the date of the Amended Agreement, and (ii) Mr. Kepler agreed that once 1,500,000 shares of the Company’s Common Stock had been sold pursuant to the IPO, he would only receive a partial payment of $15,000 toward the outstanding loan balance, with the remaining balance to be repaid through revenues as they become available.

As of June 30, 2008, $17,796 of the loans made by Mr. Kepler have been forgiven and credited to additional paid in capital.

External Sources of Liquidity

Registration of the IPO became effective on May 13, 2008 under which we are offering a minimum of 1,200,000 and a maximum of 1,500,000 shares of our Common Stock on a self-underwritten basis. Our Common Stock is not listed on any exchange. Proceeds from the IPO will be $120,000 if we sell the minimum amount and $150,000 if we sell the maximum amount offered. The shares will be offered and sold by the Company through Mr. Kepler. The offering will terminate 180 days after the date of the prospectus unless extended by the Company for an additional 90 days. In the event that the minimum is not reached within 270 days after the date of the prospectus, all money received thereunder will be promptly returned to each subscriber without interest or deduction of any kind. If at least the minimum is reached within 270 days after the date of the prospectus, all money received will be retained by the Company and no refunds will be made. Our officers, directors, and affiliates will not purchase shares to enable the Company to reach the minimum or maximum amounts of this offering.

In the event that we successfully complete our IPO by reaching at least the minimum of 1,200,000 shares sold, management believes that the net proceeds derived therefrom will provide the Company with sufficient funds to meet operating requirements for the subsequent twelve-month period. In the event we do not successfully complete our IPO, we may be able to raise additional funds for operating expenses through loans from Mr. Kepler, however, there is no guarantee that Mr. Kepler will continue to make such loans. In the event that we do not successfully complete the IPO and we are unable to secure loans from Mr. Kepler, we may be unable to continue operations.

Internal Sources of Liquidity

Assuming a successful IPO, we expect to fulfill our business plan and generate revenues pursuant to our Recording Agreements from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings we produce. We also expect to generate revenues from management fees based on payments received by each artist for (i) live performances, (ii) derivative uses of their work, including soundtracks and music videos, (iii) the sale or license of their original music to other artists, and (iv) advertisements. Under our current Recording Agreements, we will generally receive between 33.3% (for foreign sales) and 80% (for domestic sales) of the total royalty amount generated by master recordings. Our percentage decreases in relationship to higher royalty rates and advances negotiated with record labels that license the master recordings. Based on current retail pricing of recordings that range between $13.00 and $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording with our portion of that sum approximating $0.21 to $0.37 per recording.

Pursuant to our two current Recording Agreements, we will produce a master album for each artist during an initial nine-month period and we will bear all costs of production. We are granted an option for an additional three albums from each artist. After recovering production costs, we will pay the artists royalties on sale of the albums of up to 20% for domestic sales and up to 66 2/3% for foreign sales. These Recording Agreements terminate on September 8, 2008 and December 31, 2008 unless extended.

In addition to royalties and management fees received pursuant to our Recording Agreements, we expect to earn revenues through talent management fees charged to artists for whom we do not produce recordings. We expect these fees to generate revenues ranging from five percent (5%) to fifteen percent (15%) of the artist’s revenues for live performances, personal appearances, and the sale or license of the artist's publishing rights for work recorded by other artists during the term of the agreement. We also intend to generate revenues through personal management contracts negotiated with future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

Capital Resources

Material Commitments for Expenditures

Under our current Recording Agreements, we are obligated to pay $25,000 to each of our artists as an advance for recordings. We anticipate paying these advances with proceeds from our IPO. In the event that we successfully complete our IPO, management believes that the proceeds will provide us with sufficient funds to meet our operating requirements for the subsequent twelve-month period.

Results of Operations

Registration of the IPO became effective with the SEC on May 13, 2008. Certain proceeds from the IPO will be used to pay advances to our recording artists and pay for the costs of CD reproduction for marketing purposes. Assuming a successful IPO, we expect to generate revenues from royalties derived from licensing or distribution agreements covering the reproduction, and from marketing and sale of the master recordings we produce under our Recording Agreements. We also expect to generate revenues from management fees under agreements with our recording artists based on payments received by them for (i) live performances, (ii) derivative uses of their work, including soundtracks and music videos, (iii) the sale or license of their original music to other artists, and (iv) advertisements. Due to the Company’s inability to raise sufficient capital to date, no recording advances have been made and no recordings have begun.

Material Changes in Financial Condition and Results of Operations

As of June 30, 2008, the Company’s cash assets were $529, which remained unchanged since December 31, 2007. Accounts payable increased $3,105 from $10,100 at December 31, 2007 to $13,205 at June 30, 2008. Stockholder advances increased from $91,954 at December 31, 2007 to $120,042 at June 30, 2008, reflecting additional loans from Gust Kepler, our sole officer, director, employee and majority shareholder, in the aggregate principal amount of $28,088.

Comparison of Three Month Periods Ended June 30, 2008, and June 30, 2007

No revenues were recorded during the three months ended June 30, 2008 and 2007. Operating expenses during the three months ended June 30, 2008 and 2007 were comprised entirely of general and administrative expenses. During the three months ended June 30, 2008, total general and administrative expenses totaled $14,655. No expenses were incurred during the same period in 2007. This increase is due to the increase in fees for legal services, accounting services, and financial printing services incurred in connection with our IPO.

Comparison of Six Month Periods Ended June 30, 2008, and June 30, 2007

No revenues were recorded during the six months ended June 30, 2008 and 2007. Operating expenses during the six months ended June 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $31,193 for the six months ended June 30, 2008 increased by $20,491 or 191% over the same period in 2007. This increase is due to the increase fees for legal services, accounting services, and financial printing services incurred in connection with our IPO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Gust Kepler, our Chief Executive Officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Kepler has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the six months ended June 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Date	Description

3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

10.0	July 30, 2008	Amended Agreement between the Company and Gust Kepler*

31.1	August 12, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	August 12, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	August 12, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	August 12, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2008

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and
Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer