Form 10-Q
period 2008-09-30
G2 VENTURES INC
filed 2008-11-12
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Issuer’s Common Stock as of November 11, 2008 was 4,700,000.

PART I—FINANCIAL INFORMATION

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

Unaudited Balance Sheet as of September 30, 2008 and Audited Balance Sheet as of December 31, 2007	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from September 26, 2002 (inception) through September 30, 2008	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through September 30, 2008	5

Unaudited Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from September 26, 2002 (inception) through September 30, 2008	6

Notes to financial statements	7

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
Current Assets:
Cash	$120,502	$529

Total current assets	120,502	529

Total assets	$120,502	$529

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$16,024	$10,100
Stockholder advances	122,522	91,954

Total current liabilities	138,546	102,054

Commitments and Contingencies (Note 4)

Stockholders’ Deficit:
Preferred stock—par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—par value $.0001; 1,000,000,000 shares authorized; 4,700,000 and 3,500,000 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	4,700	3,500
Additional paid-in capital	160,090	41,290
Deficit accumulated during development stage	(182,834)	(146,315)

Total stockholders’ deficit	(18,044)	(101,525)

Total liabilities and stockholders’ deficit	$120,502	$529

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception through September 30, 2008
	2008	2007	2008	2007
Revenues, net	$—	$—	$—	$—	$129,807

Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
General and administrative	5,326	1,635	36,519	12,337	196,010

Total operating expense	5,326	1,635	36,519	12,337	196,010

Loss before taxes	(5,326)	(1,635)	(36,519)	(12,337)	(182,834)

Provision for income taxes	—	—	—	—	—

Net loss	$(5,326)	$(1,635)	$(36,519)	$(12,337)	$(182,834)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,565,217	3,500,000	3,521,898	3,500,000

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement in September 2008	1,200,000	1,200	118,800	—	120,000
Net loss	—	—	—	(36,519)	(36,519)

Balance, September 30, 2008	4,700,000	$4,700	$160,090	$(182,834)	$(18,044)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Nine Months Ended September 30,		From Inception through September 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,519)	$(12,337)	$(182,834)
Adjustments to reconcile net loss to net cash flows from operating activities:
Accounts payable	5,924	—	16,024

Net cash flows used in operating activities	(30,595)	(12,337)	(166,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	120,000	—	146,994
Stockholder advances	30,568	12,337	141,318
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	150,568	12,337	287,312

Increase in cash	119,973	—	120,502
Cash, beginning of period	529	529	—

Cash, end of period	$120,502	$529	$120,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month periods ended September 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2007 included in the Company’s Form S-1/A filed with the Securities and Exchange Commission on May 8, 2008. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – RELATED PARTIES

During the three and nine month periods ended September 30, 2008 and the period September 26, 2002 (inception) through September 30, 2008, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $2,480, $30,568, and $141,318 respectively, while we made repayments to Mr. Kepler of $0, $0, and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE 3 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $182,834 since inception (September 26, 2002). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under our current Exclusive Recording Artist Agreements with two musical artists, we are obligated to pay $25,000 to each artist as an advance for recordings (the “Recording Advances”). During September 2008 we successfully raised the minimum amount from our initial public offering (the “IPO”).

Management believes that the proceeds from our IPO will provide the Company with sufficient funds to meet operating requirements, including the Recording Advances, for the subsequent twelve-month period. As of September 30, 2008, no recording advances have been made and no recordings have begun.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Gust Kepler, our sold officer, director and employee. All of the loans from Mr. Kepler are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the IPO. Mr. Kepler is under no obligation to continue to make loans to the Company to fund its operations. On April 1, 2003, Mr. Kepler forgave $17,796 of such loans which amount was credited to additional paid in capital.

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

On June 30, 2008, Mr. Kepler and the Company entered into an Amended Agreement pursuant to which (i) it was acknowledged that the Company owed Mr. Kepler $120,042 for loans to the Company through the date of the Amended Agreement, and (ii) Mr. Kepler agreed that once 1,500,000 shares of the Company’s Common Stock had been sold pursuant to the IPO, he would only receive a partial payment of $15,000 toward the outstanding loan balance, with the remaining balance to be repaid through revenues as they become available.

As of September 30, 2008, $17,796 of the loans made by Mr. Kepler have been forgiven and credited to additional paid in capital.

External Sources of Liquidity

Registration of the IPO (or the “Offering”) became effective on May 13, 2008 under which we offered a minimum of 1,200,000 and a maximum of 1,500,000 shares of our Common Stock on a self-underwritten basis at the price of $0.10 per share. Our Common Stock is not listed on any exchange. The shares are being offered and sold by the Company through Mr. Kepler. Our officers, directors, and affiliates will not purchase shares to enable the Company to reach the minimum or maximum amounts of this offering. The Offering terminates on November 9, 2008, however the Company has decided to extended the Offering an additional 90 days. As of September 30, 2008 proceeds from the Offering totaled $120,000 (the minimum amount) and with the aforementioned extension, the Company hopes to reach the maximum amount of $150,000, however there are no assurances that the amount will be attained.

Since we successfully raised the minimum of $120,000 under the offering, management believes that the net proceeds will provide the Company with sufficient funds to meet operating requirements for the subsequent twelve-month period.

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

In addition to royalties and management fees received pursuant to our Recording Agreements, we expect to earn revenues through talent management fees charged to artists for whom we do not produce recordings. We expect these fees to generate revenues ranging from five percent (5%) to fifteen percent (15%) of the artist’s revenues for live performances, personal appearances, and the sale or license of the artist’s publishing rights for work recorded by other artists during the term of the agreement. We also intend to generate revenues through personal management contracts negotiated with future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

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

Material Changes in Financial Condition and Results of Operations

As of September 30, 2008, the Company’s cash assets were $120,502, compared to $529 at December 31, 2007. Accounts payable increased $5,924 from $10,100 at December 31, 2007 to $16,024 at September 30, 2008. Stockholder advances increased from $91,954 at December 31, 2007 to $122,522 at September 30, 2008, reflecting additional loans from Gust Kepler, our sole officer, director, employee and majority shareholder, in the aggregate principal amount of $30,568.

Comparison of Three Month Periods Ended September 30, 2008, and September 30, 2007

No revenues were recorded during the three months ended September 30, 2008 and 2007. Operating expenses during the three months ended September 30, 2008 and 2007 were comprised entirely of general and administrative expenses. During the three months ended September 30, 2008, total general and administrative expenses totaled $5,326. Expenses totaling $1,635 were incurred during the same period in 2007. This increase is due to the increase in fees for legal services, accounting services, and financial printing services incurred in connection with our IPO.

Comparison of Nine Month Periods Ended September 30, 2008, and September 30, 2007

No revenues were recorded during the nine months ended September 30, 2008 and 2007. Operating expenses during the nine months ended September 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $36,519 for the nine months ended September 30, 2008 increased by $24,182 or 196% over the same period in 2007. This increase is due to the increase fees for legal services, accounting services, and financial printing services incurred in connection with our IPO.

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

Changes in Internal Controls

During the nine months ended September 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

10.0	July 30, 2008	Amended Agreement between the Company and Gust Kepler(2)

10.1	September 8, 2008	Exclusive Recording Artist Agmt between the Company and Nick Brisco.*

31.1	November 12, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	November 12, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	November 12, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	November 12, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
(2)	Filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2008

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and
Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer