Form 10-K
period 2008-12-31
G2 VENTURES INC
filed 2009-03-30
CIK 1263364

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.: 333-108715

G2 VENTURES, INC.

(Name of small business issuer in its Charter)

Texas	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1810 Three Galleria Tower, 13155 Noel Road, Dallas, TX 75240

(Address of principal executive offices)

Issuer’s telephone number: (972) 726-9203

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2008 is $128,457 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 30, 2008 was 4,784,574.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10K (the “Report”), the terms “we,” “us,” “our,” “G2,” “G2 Ventures,” or “our Company” refers to G2 Ventures, Inc., a Texas corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company’s ability to produce recordings of and promote artists whose music will be commercially viable; (iii) the Company’s ability to obtain record labels and distributors to market and distribute the Company’s products; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources in, and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

PART I

ITEM 1.	BUSINESS.

G2 Ventures, Inc. (the “Company”) was formed as a Texas corporation on March 21, 2003. We were formed to acquire most of the assets and certain liabilities of and succeed the business of G2 Companies, Inc., (formerly Hartland Investment, Inc.), as an independent recording company and artist management company.

On April 1, 2003, we acquired the business, most of the assets and assumed liabilities of G2 Companies, Inc., a music recording and production company. At the time of such acquisition, Gust Kepler, our principal shareholder, sole officer, director and employee, also served as an officer, director and was the sole shareholder of G2 Companies, Inc., the seller. The acquisition of assets and the assumption of liabilities from G2 Companies, Inc. were not conducted at “arm’s length” due to Mr. Kepler’s interest in both companies.

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We have primarily relied upon financing provided by Gust Kepler, our principal shareholder, sole officer, director and employee, to conduct such limited operations.

We are a thinly capitalized independent record label that has entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists, Jeremiah Donnelly and Nick Brisco. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of the artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

We have a limited operating history and to date have not produced any master recordings. All cash receipts to date have consisted of artist management fees (i.e., securing live performances for performing artists), loans from Gust Kepler (our principal shareholder, sole officer, director and employee), and proceeds derived from a private offering of our Company’s common stock. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract new artists, our artists’ ability to write lyrics and music which is popular with the public, our ability to record and sell our artists’ music, and our ability to book artists for live performances.

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our Common Stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). Our Common Stock is not listed on any exchange. The shares were offered and sold by the Company through Mr. Kepler through December 3, 2008, when the Company terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457, before costs of the offering.

Though G2 Ventures is a development stage company that issued “penny stock,” as defined in Rule 3a51-1 under the Exchange Act, it does not have any plans or intention to engage in a merger or acquisition with any other entity at this time. Accordingly, G2 Ventures does not qualify as a “blank check company” as that term is defined in Rule 419 promulgated under the Securities Act.

Business Overview

As an independent record label, G2 Ventures will retain contracts with artists, produce recorded music, and sell or license the music to third parties. Revenue from this business will result from sales of CD masters to, and/or licensing agreements with, other larger record companies. In order to produce music recordings, G2 Ventures will incur recording costs that will be recouped via sales or licensing agreements.

We intend to use Sonic Dropper Audio Production to create master recordings of our artists under contract. The recording studios of Sonic Dropper Audio Production are located at 2127 Barberry Drive, Dallas, TX 75211. We intend to use the services of Mr. Jim King (Engineer), in connection with our recordings. Though terms are negotiable, typical services by Sonic Dropper Audio Production cost approximately $40 per hour. We currently have no formal agreement with Sonic Dropper Audio Production or Mr. King and there can be no assurance that we will be able to retain the above mentioned services on anticipated or other acceptable terms.

We intend to use Crystal Clear Disc and Tape, Inc. with offices located at 10486 Brockwood Road, Dallas, TX 75238 to manufacture compact discs for the purpose of distributing them as promo material to major record labels in an attempt to license or sell the publishing rights. We currently have no formal agreement with Crystal Clear Disc and Tape, Inc. and there can be no assurance that we will be able to retain the above mentioned services on acceptable terms.

G2 Ventures also intends to engage in artist management. Our artist management activities will not involve any associated recording costs. Artist management consists primarily of acting as a booking agent or obtaining a booking agent for artists, obtaining publishing deals, and negotiating major label recording contracts. The only associated costs with this activity are minimal travel, legal and administrative fees, all of which are recouped in management fees charged to artists. Artist management fees charged by G2 Ventures will be in the form of a commission equal to 10% to 20% of an artist’s income. G2 Ventures does not have any current written agreements for its artist management services, but intends to engage in such activities as opportunities arise based upon its contacts with artists and others in the music industry.

We expect to generate revenues from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings. We also expect to generate revenues from management fees due us under agreements with the artists based on payments to them for live performances or other derivative uses of their work, including soundtracks, music videos, sale or license of original music to other artists, or advertisements. To date, no recording advances have been made and recording has not commenced due to the Company’s inability to raise sufficient capital to fund recording costs.

Typically, record labels will negotiate royalty payments ranging from 2% to 7% of gross sales proceeds upon determining to market and distribute an artist’s recordings, and will advance amounts against future royalties upon “signing” the artist. Subject to the payment schedule for advances set out below and our negotiations with the artists, we will be paid between 33  1/3% (for foreign sales) and 80% (for domestic sales) of the total royalty amount, with our percentage decreasing in relationship to higher royalty rates and advances negotiated with the record label that licenses the master recording.

Advances for new artists usually range from $50,000 to $500,000, and we expect advances to us and our artists will be at the low end of this range or lower, due to lack of recording history.

We are obliged to pay $25,000 to each of our artists currently under contract and we are entitled to be repaid the funds we pay for recording costs, with the royalty “split” applied to any excess amounts. In the event the advances are insufficient to pay our artists and reimburse us for recording costs, the artists will be paid from available funds prior to our repayment, but we will be entitled to receive all royalties thereafter until recording costs are recouped. Based on current retail pricing of recordings from $13.00 to $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording, and our portion of that sum to average between $0.21 to $0.37 per recording. In the event that our artists choose to cover songs written by other artists, we may be required to pay a portion of these royalties to the copyright owners. Royalty revenue streams will not commence until after all advances are repaid.

In addition to royalties to be derived from recordings, we also expect to earn revenues from fees from our current artists, and possibly others under management contracts. As talent manager, we will earn fees ranging from 5% to 15% of the artist’s revenues under contracts for live performances, personal appearances and the sale or license of the artist’s publishing rights for work recorded by other artists during the term of the agreement. We intend to obtain personal management contracts with any future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

We are dependent on the skills and expertise of our artists and management in producing recordings that may appeal to record labels and the public. While our artists have a background in live performances, neither of them has significant experience in producing or recording their music, or any sales history for their recorded music. Our budgets for producing recordings for these artists do not provide for delays or contingencies, including the general disability of our artists or their inability to timely complete recording projects. Our overall capitalization is minimal and we have been dependent on non-recurring sources of revenues from performance fees paid to our artists and loans from management to pay operating and other expenses.

Our business plan involves us in aspects of the music business that are very risky; public acceptance and popularity of artists’ work is dependent on a variety of personal, subjective decisions by the listening public as well as the impact of any advertising or placement conducted by a distributor. Web-based file sharing programs, such as Limewire, and subscription services such as iTunes also impact music sales and revenues. Record labels release recordings by thousands of new artists in a variety of musical genres every year, and only a small number achieve commercial success.

The music industry is highly competitive and comprised of approximately four major recorded music companies which dominate the market along with their subsidiary labels. These labels are (1) Time/Warner; (2) Sony Music Group/Bertelsmann Music Group; (3) Thorn-EMI; and (4) Universal Music Group. These labels and their subsidiaries are our target market. There is no assurance that any of these major labels or their subsidiaries will have any interest in licensing our artists.

Exclusive Recording Artist Agreements

Nick Brisco

Nick Brisco, 37, is a singer/songwriter who has been performing and recording professionally since 1989, when he formed the post-modern country band, Fever in the Funkhouse. Fever in the Funkhouse was one of the defining pioneers of the “Deep Ellum” music scene in Dallas, Texas and earned Brisco and band notoriety and music awards, including the Dallas Observer’s Best New Act of 1990 and Best Act Overall in 1991.

After Fever in the Funkhouse broke up, Brisco released various solo projects before relocating to Astoria, Queens just outside of New York City. Born and raised in Dallas, Texas, Brisco follows in the footsteps of Texas troubadours such as Steve Earle, Guy Clark and Kris Kristofferson. Brisco has opened for many songwriting legends including Townes Van Zandt and Jimmie Dale Gilmore.

As a singer/songwriter, Brisco has performed all over the United States and internationally in Russia, Greece and the U.K. His diverse music combines an eclectic mix of genres and song styles, affording him a wide audience and musical opportunity including off-Broadway scores for musical theater.

Under the terms of our September 8, 2008 Exclusive Recording Artist Agreement with Mr. Brisco, we have the right to manufacture, distribute and sell up to four albums of Mr. Brisco’s music. We have made no efforts to provide these services as of the date hereof and will not do so until and unless this offering is successfully completed. We will pay all costs associated with recording, promoting and selling the albums. In addition we have agreed to advance Mr. Brisco $25,000 for the first album; $30,000 for the second album; $40,000 for the third album; and, $75,000 for the fourth album. We will receive between 33  1/3% and 80% of all funds derived from the sale of the albums. The initial term of Mr. Brisco’s current contract expires on June 7, 2009.

The Company previously had a recording artist agreement with Jeremiah Donnelly, however the agreement expired on December 31, 2008 and was not renewed. The Company is currently searching for a new artist to replace Mr. Donnelly.

Development Schedule and Milestones

Nick Brisco

Pre-production Summary

Nick Brisco has written sufficient material to record a full length CD containing ten songs or more. G2 Ventures has not completed photo shoots for this artist, but are working on a logo and conceptual ideas.

Production

G2 Ventures began recording Nick Brisco’s full-length CD in November 2008. Once Mr. Brisco provides the preliminary masters of his recordings, G2 Ventures will fulfill the remaining advance to complete the recordings. The recording process including mastering may take up to six (6) months to complete. Our recording costs are expected to be $25,000. After the mixing and mastering process is complete, the masters will be sent to a third party manufacturer where up to 1,000 units will be pressed with an anticipated cost to G2 Ventures of approximately $2,500.

Marketing

When the inventory of compact discs is delivered to G2 Ventures, we plan to send out promotional packages to major record labels and related music industry personnel. An electronic press kit will be designed and created to distribute the master recordings. Design and creation of an electronic press kit for use in connection with marketing artist recordings is estimated to cost between $2,500 and $7,500. We also plan to commence a marketing campaign, which is expected to include live showcases and performances by the artist. Additionally, we plan to test market the artist’s product in certain retail locations as well as at live concert events. This entire process could take up to 180 days or longer with an anticipated cost to G2 Ventures of approximately $1,200.

Competitive Factors

The music industry is highly competitive and comprised of approximately four major recorded music companies which dominate the recording industry along with their subsidiary labels; (1) Time/Warner; (2) Sony Music Group/Bertelsmann Music Group; (3) Thorn-EMI; and (4) Universal Records Group. In addition, there are many smaller independent labels. In Texas alone there are over 500 independent labels. We are a minuscule participant in the business. Virtually everyone we compete with has more financial resources than we do and will have more financial resources than we will in the foreseeable future. We intend to compete for artists by promoting our company and attempting to be diligent and personal in supporting our client artists.

G2 Ventures’ principal competitors are other independent labels. Many of the competing independent labels are larger than G2 Ventures and have greater financial resources, professional relationships and distribution capabilities. The competition for sales of recordings or licensing agreements with the four major labels will be based upon the popularity of the artist and the particular recordings. There can be no guarantee that G2 Ventures will be able to attract the business of a major label.

Copyright Laws

Federal law provides severe civil and criminal penalties for the unauthorized reproduction, distribution, rental or digital transmission of copyrighted sound recordings. (Title 17, United States Code, Section 501 and 506). The FBI investigates allegations of criminal copyright infringement and violators will be prosecuted. The civil courts have continually ruled in favor of the record industry on copyright infringement matters. Although some companies have begun filing civil suits against individuals that download music illegally from the Internet, there is still some piracy taking place. We believe contained litigation will act as an increasing deterrent, as will software to prevent illegal copying, such as MediaMax CD3 Copy Protection by SunnComm Tech., and music industry anti-theft campaigns. Another solution the record industry is counting on is the increased availability of online music to be purchased legally. A number of legal digital music store fronts are finding a presence on the Internet, including MusicMatch, iTunes, BuyMusic, and Napster (which currently uses a legal format for downloading music). As these sites gain popularity, anti-theft software becomes more advanced and reliable, and the public becomes more aware of the consequences of illegally downloading music, the recording industry should recoup some of the losses from previous years. There is however, no guarantee that these methods will succeed.

Intellectual Property Rights

Our operations will be dependent upon the intellectual property rights to our records. International copyright laws including those in the United States and Texas protect any master recordings we produce. We have not yet taken any steps to secure any intellectual property rights.

Regulation

We do not foresee any material effects of federal, state, or local regulation on any aspect of our operations. However, changes in laws or regulations may adversely affect our operations.

Employees

Currently we have one employee, Gust Kepler, our sole officer and director.

Government Approvals

No government approvals are needed for our services.

ITEM 1A.	RISK FACTORS.

IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

Risks Related to Our Business

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and you could lose your investment.

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 21, 2003. We have a limited operating history. To date we have not produced any master recordings, and have derived all revenues, totaling $0 in 2005, $8,000 in 2006, and $0 in 2007, from artist management fees (i.e., securing live performances for performing artists). As of December 31, 2008 our net loss since inception was $146,315. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	completion of this offering

•	our ability to attract new artists

•	our artist’s ability to write lyrics and music which is popular with the public

•	our ability to record and sell our artists’ music

•	our ability to book artists

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business and you could lose your investment.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

We are dependent upon outside financing to continue pursuit of our business plan. We may need to obtain additional financing which may not be available on acceptable terms, if at all.

As noted above, we have derived all revenue to date from artist management fees and been unable to fully fund the pursuit of our primary business plans involving recording and production of music for artists we have under contract. Planned operations include the recording, mastering and packaging of albums for artists under exclusive contract. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level, where ongoing operations can be funded out of current revenues. There is no assurance that any additional financing will be available, or if available, that it will be on terms that will be acceptable to us. Currently, we do not have any arrangements in place or contemplated with respect to future financings.

Because we are a small company, have minimal overall capitalization, no working capital and continue to incur operating losses, we must limit marketing our operations and the number of artists we represent. As a result, we may not be able to attract enough artists to operate profitably at this time. If we do not make a profit, we may have to suspend or cease operations.

Because we are a small company, have minimal overall capitalization, no working capital and continue to incur operating losses, we must limit our operations and the number of artists we service. Currently, we have an agreement to service one artist, Nick Brisco. However, Mr. Brisco currently books his own engagements and we have waived payment of management fees from him until completion of his master recordings. We are currently looking for additional artists and we believe that we can effectively service up to three artists. Since we service a limited number of artists, if one is unsuccessful, quits or retires, the loss of one artist could have a significant negative impact on our revenues and cause us to operate at a loss. If we cannot operate profitably, we may have to suspend or cease operations.

Because Mr. Gust Kepler, our sole officer, director and employee, will maintain ownership of up to 66% of the outstanding shares of the Company, he will control our operations.

Gust Kepler, our sole officer, director and employee, controls the Company through his ownership of 3,300,000 shares (or 66%) of the 5,000,000 total outstanding shares. As a result of his ownership, Mr. Kepler will be able to elect all of our directors and entirely control our operations. If his decisions are incorrect, we could go out of business and you would lose your investment.

If we are unable to raise sufficient capital to pay advances to our artists, we may be unable to maintain our contractual relations with such artists.

We currently have one artist under recording contract: Nick Brisco. This contract requires us to pay the artists a $25,000 advance for initial albums during the first nine months after execution of each contract. If we are unable to raise sufficient capital, we may not be able to meet our obligations under contracts with the artists. If we are unable to meet our obligations to pay advances under the contracts, we will lose the opportunity to derive revenues from the works of the artist. There can be no assurance that we will be able to enter into subsequent contracts with the artist in the event that we are unable to meet our obligations under current contracts.

Because we have not made efforts to provide manufacturing, distribution, and sales services, you could lose your investment.

Under the terms of our recording contract, we have the right to manufacture, distribute and sell up to four albums of music for the artist. As of this date, we have made no efforts to provide these services. As a result, we may not be able to provide such services in the future. If we are unable to provide such services, we will be unable to generate revenues and you could lose your investment.

In light of our limited financial resources, we may be unable to obtain agreements for services of certain vendors identified herein, which could impair our ability to pursue our business plans.

We have identified and intend to use certain vendors in connection with planned music recording and production activities. In light of the fact that we are a small company, and have limited financial resources, we may be unable to obtain formal agreements for the services of planned vendors. In the event that we are unable to obtain the services of planned vendors, we may be forced to seek alternative sources for such services and the costs may be higher than anticipated.

In the event that our current artist fails to perform his obligations under the Exclusive Recording Artist Agreement, we may be unable to recoup payments and/or expenditures already made.

It is possible that Nick Brisco could fail to perform his obligations under his Exclusive Recording Artist Agreement. In the event that he fails to perform under the terms of the agreement prior to completion of any recording for which proceeds are advanced, we intend to apply such proceeds toward recording costs for one or more artists with whom we may contract. However, there can be no assurance that we will be able to identify and contract with any other artists on acceptable terms. Furthermore, though we intend to try, we may be unable to recoup any payments and/or expenditures advanced in connection with incomplete recordings.

We did not file federal tax returns timely and may be subject to penalties as a result.

From inception through December 31, 2008, the Company had not filed any federal tax returns. In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the service of our sole employee, Gust Kepler, who is key to our future success. If we lose the services of Mr. Kepler, or fail to replace his services if he departs, we could experience a severe negative effect on our business, and operating and financial results.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The following risks relate principally to our common stock and its market value:

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock, nor is there any assurance that a trading market will ever develop. Therefore, there is no central place and there may not be a place in the future, such as a stock exchange or electronic trading system, where you can resell your stock. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale or you may not be able to resell your shares, thereby rendering your investment illiquid.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Our shares are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers, many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Office space for G2 Ventures, Inc. is provided by G2 International, Inc., a company wholly owned by Gust Kepler, our sole officer, director and employee, who provides approximately 1,800 square feet of office space without charge. G2 International, Inc. subleases the office space we currently use as our principal office from E*Trade. If we move, we have no plans to rent from an affiliated party. Our current principal office space is located at 1810 Three Galleria Tower, 13155 Noel Road, Dallas, Texas 75240. This office space is adequate for our immediate and near-term needs. G2 Ventures does not intend to acquire any properties in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of the Company’s shareholders was held on December 24, 2008. Proxies were not requested. Shareholders representing 3,500,000 of the 4,784,574 shares outstanding, or 73.15%, elected Gus Kepler as President, Treasurer, and Secretary of the corporation, as well as the Company’s sole director.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

Our Common Stock is currently not quoted on any stock exchange and there is no market for our Common Stock. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

As of the date of this filing, there are 4,784,574 shares issued and outstanding. A total of 3,500,000 of these shares were issued in a private transaction without registration and are therefore restricted securities. Mr. Kepler, our sole officer, director and employee, owns 3,300,000 and Nicole Evenson owns 200,000 shares. A total of 1,500,000 of these shares were registered under an IPO (the “Offering) filed with the SEC and which became effective on May 13, 2008. The Company sold 1,284,574 shares under the Offering before it closed the Offering on December 3, 2008 after collecting an aggregate of $128,457.

Under Rule 144 promulgated under the Securities Act, Mr. Kepler, our sole officer, director and employee, may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. Based on the 4,785,574 shares issued and outstanding, Mr. Kepler could sell up 47,846 shares every three months once the Company’s stock begins to trade on an exchange.

Under Rule 144 promulgated under the Securities Act, Ms. Evenson, a non-affiliate, could sell all 200,000 of her shares once the Company’s stock begins to trade on an exchange because she has held them for over a year and her total ownership is less than one percent (1%).

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and there are no outstanding options.

DESCRIPTION OF SECURITIES

Common Stock

There is currently no public trading market for our Common Stock. We hope to have a market maker attempt to have our Common Stock quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (FINRA), however we have not yet taken steps to that end. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into shares of our Common Stock. We have not agreed to register any of our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our Common Stock.

G2 Ventures is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. Holders of common stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Director.

Our common stock does not have preemptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of common stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Director, to maintain their percentage ownership interest in G2 Ventures. This lack of protection from dilution to minority shareholders could allow our Director to issue additional shares of our common stock to persons friendly with our existing management, thus preventing any change in control of G2 Ventures.

Upon any liquidation, dissolution or winding-up of G2 Ventures, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require us to redeem or purchase their shares.

The holders of common stock are entitled to share equally in dividends, if and when declared by our Director, out of funds legally available therefore, subject to the priorities given to any class of preferred stock which may be issued.

No Cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Gust Kepler, our sole officer, director and employee, owns approximately 67% of our outstanding shares and be able to elect all of our directors.

Preferred Stock

G2 Ventures is authorized to issue 1,000,000 shares of preferred stock, $.001 par value per share. We have no preferred shares issued and outstanding, however, the Director may later determine to issue our preferred stock. The preferred stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Although we have no present intent to do so, we could issue shares of preferred stock with such terms and privileges that a third party acquisition of G2 Ventures could be difficult or impossible, thus entrenching our existing management in control of G2 Ventures indefinitely.

Dividend Policy

To date, we have not paid any dividends. The payment of dividends, if any, on our common stock in the future is within the sole discretion of our Director and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole officer, director and employee, Mr. Kepler, does not intend to declare any dividends on the common stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES

On April 1, 2003, we issued 3,500,000 shares of restricted common stock to Gust Kepler, our sole officer, director and employee, at a price of approximately $0.007713 per share, in exchange for forgiveness of certain debt in the amount of $26,994 assumed by us from G2 Companies, Inc.

On August 12, 2003, Mr. Kepler transferred 200,000 shares of the Company’s common stock owned by him to Nicole Evenson, a non-affiliate of the Company.

(Remainder of page intentionally left blank.)

ITEM 6.	SELECTED FINANCIAL DATA.

	December 31, 2008	December 31, 2007
TOTAL ASSETS	$95,039	$529

TOTAL LIABILITIES	$141,666	$102,054

TOTAL STOCKHOLDERS’ DEFICIT	(46,627)	(101,525)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95,039	$529

	Years Ended December 31,		From Inception through December 31, 2008
	2008	2007
REVENUE, NET	$—	$—	$129,807

COSTS OF REVENUE	—	—	116,631

OPERATING EXPENSES	72,908	46,707	232,399

LOSS BEFORE INCOME TAXES	(72,908)	(46,707)	(219,223)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(72,908)	$(46,707)	$(219,223)

NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,757,074	3,500,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

G2 Ventures, Inc. (the “Company”) was formed as a Texas corporation on March 21, 2003. We were formed to acquire most of the assets and certain liabilities of and succeed the business of G2 Companies, Inc., (formerly Hartland Investment, Inc.) as an independent recording company and artist management company.

On April 1, 2003, we acquired the business, most of the assets and assumed liabilities of G2 Companies, Inc., a music recording and production company. At the time of such acquisition, Gust Kepler, our principal shareholder, sole officer, director and employee, also served as an officer, director and was the sole shareholder of G2 Companies, Inc., the seller. The acquisition of assets and the assumption of liabilities from G2 Companies, Inc. were not conducted at “arm’s length” due to Mr. Kepler’s interest in both companies.

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We have primarily relied upon financing provided by Gust Kepler, our principal shareholder, sole officer, director and employee, to conduct such limited operations.

We are a thinly capitalized independent record label that has entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists, Jeremiah Donnelly and Nick Brisco. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of the artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

We have a limited operating history and to date have not produced any master recordings. All revenues to date have consisted of artist management fees (i.e., securing live performances for performing artists), loans from Gust Kepler (our principal shareholder, sole officer, director and employee), and proceeds derived from a private offering of our Company’s common stock. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract new artists, our artists’ ability to write lyrics and music which is popular with the public, our ability to record and sell our artist’s music, and our ability to book artists for live performances.

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our Common Stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). Our Common Stock is not listed on any exchange. The shares were offered and sold by the Company through Mr. Kepler through December 3, 2008, when the Company terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy among others involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue from product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

The Company accounts for compensation associated with stock options warrants issued to non-employees using the fair and -value based method prescribed by Financial Accounting Standard 123 – Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share based Payment” a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted 123R. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation costs for equity based compensation of or all new or modified grants after the date of adoption.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2008, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 163, Accounting for Financial guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. In the opinion of management, this statement will have no material effect on the financial statements of the Company.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

Results of Operations – Comparison of Years Ending December 31, 2008 and 2007

For the years ending December 31, 2008 and 2007, the Company had no revenue. For the year ending December 31, 2008, the Company had an operating loss totaling $72,908 compared to an operating loss of $46,707 for the same period in 2007, an increase of $26,201. During the year ending December 31, 2008, general and administration costs totaled $72,908 compared to $46,707 for the same period in 2007. This increase of $26,201 is primarily a result of increased activity related to the administration of the business as it related to its operations and to being a public entity.

Liquidity and Capital Resources

G2 Ventures began its current operations in 2003, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2009, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While G2 Ventures has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2008, the Company’s cash balance was $85,039. Outstanding debt as of December 31, 2008 totaled $141,666. The Company’s working capital deficit as of December 31, 2008 was approximately $46,627.

Recent Events

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

In conjunction with an offering of its shares of Common Stock, the Company received $128,457 in gross proceeds from the sale of 1,284,574 shares of its Common Stock at $0.10 per share.

Commitments

Management does not believe that the net proceeds from the Offering will provide us with sufficient funds to meet our operating requirements for the subsequent twelve-month period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of G2 Ventures, Inc., as and to the extent permitted by the Texas Business Corporation Act. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to our Articles of Incorporation, Bylaws, Texas laws or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or control persons, and the successful defense of any action, suit or proceeding) is asserted by such director, officer or control person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-10.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31,2008, there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2008.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment
Gust Kepler	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	September 26, 2002

There is no arrangement or understanding between our director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Gust Kepler– President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

Gust Kepler, age 44, is our President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole Director. Mr. Kepler has served as our sole officer and director since inception, and shall continue to serve as a director until his successor is elected and qualified. From September 2002 to April 2003, Mr. Kepler was the president and a director of G2 Companies, Inc., formerly named Hartland Investments, Inc., a company located in Dallas, Texas and engaged in the business of producing, licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Prior to his involvement with G2 Companies, Inc., between October 1996 and August 2002, Mr. Kepler was the president of Parallax Entertainment, Inc., a company located in Dallas that was similarly engaged in the business of producing, licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Other than Mr. Kepler’s involvement in both companies and the similarities of their businesses, there is no relationship whatsoever between Parallax Entertainment, Inc. and G2 Ventures or any predecessor. From 1990 to 1999, Mr. Kepler was the President and Chief Executive Officer of Glance Toys, Ltd., a company located in Dallas, Texas engaged in the business of manufacturing, marketing and sale of junior sporting goods and toys. From 1986 to 1990, Mr. Kepler was a partner in The Barbara Walsh Modeling and Talent Agency and a spin-off fashion print agency called Agency Models. Mr. Kepler has extensive knowledge and experience in the music and entertainment industries. Mr. Kepler’s involvement in the music industry began in 1977 when he joined his first rock band at age 13. After playing in various bands throughout high school, Mr. Kepler played and produced various projects between 1985 and 1987. Mr. Kepler served as executive producer on his first full-length record for the band “Lead” in 1994. Later, through Parallax Entertainment, Mr. Kepler released Reed Easterwood’s Pawn Shop from Heaven and Then Again by Fever in the Funkhouse, and won critical acclaim and numerous industry accolades. Mr. Kepler also acted as Executive Producer for the self-titled debut release of Hellafied Funk Crew’s that received the Dallas Observer Award for two consecutive years in the Best Funk and Best Rap and Hip-Hop categories.

Significant Employees

Other than the executive officer named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

As noted above, there is currently a sole director serving on our board. He will serve until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Indemnification

Under our Articles of Incorporation, we must indemnify and hold harmless directors, officers, employees, and agents of G2 Ventures, Inc., to the extent permitted by the Texas Business Corporation Act. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Texas law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal 2008, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Gust Kepler President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2008	0	0	0	0	0
	2007	0	0	0	0	0
	2006	0	0	0	0	0

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as our board of directors deems it prudent to do so.

Outstanding Equity Awards

The Company’s Board of Directors has not adopted any equity incentive plans and there are no outstanding equity awards or options as of the date of this Annual Report.

Directors’ Compensation

Our directors do not currently receive any compensation for serving as members on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of December 31, 2008, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 4,784,574, shares of Common Stock outstanding as of March 30, 2009.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Gust Kepler	Common Stock	3,300,000	68.97%
All directors and named executive officers as a group (1 person)		3,300,000	68.97%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period beginning September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2008, the Company received cash operating advances in the aggregate principal amount of $141,218 (which includes operating advances assumed from G2 Companies, Inc.) from Mr. Kepler, our sole officer, director and employee. The advances are non-interest bearing, unsecured and are payable, subject to restrictions on repayment from proceeds of this Offering and in the Kepler Agreement, upon demand as funds are available. During the period September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2002, $17,796 of the advances was contributed by the shareholder as additional paid in capital, and $1,000 has been repaid by the Company to date. As of December 31, 2008, the total unpaid principal balance due Mr. Kepler for advances was $122,422.

In April 1, 2003, we acquired most of the assets and assumed certain liabilities of G2 Companies, Inc. a corporation incorporated under the laws of the State of Delaware as “Hartland Investment, Inc.” on May 26, 1998. Yarek Bartosz was the only promoter of G2 Companies, Inc. from its inception until September 29, 2002, when Mr. Kepler acquired control. Mr. Kepler paid Mr. Bartosz $100.00 for 1,157,900 shares of common stock or 92.7% of the total outstanding shares. Mr. Bartosz retained 15,100 shares of common stock or 1.21% of the total outstanding shares. As a result of the transaction, Mr. Kepler became the principal shareholder, president and sole director of Hartland Investments, Inc. (G2 Companies, Inc.) in September 2002 and remained in those positions until we acquired its operations in April 2003. A Certificate of Amendment to the Articles of Incorporation of Hartland Investments, Inc. effecting the change of its name to G2 Companies, Inc. is dated December 13, 2002.

Mr. Kepler acquired Hartland Investments, Inc. (i.e., G2 Companies, Inc.) in order to begin operations as an independent recording company. Mr. Kepler was the principal shareholder, president and sole director of G2 Companies from September 2002, until we acquired its operations in April 2003. The acquisition of operations (i.e., acquisition of most of its assets and assumption of certain liabilities pursuant to the Sale of Assets Agreement dated April 1, 2003) from G2 Companies, Inc. was not conducted at “arm’s-length” due to Mr. Kepler’s interest as the principal shareholder, president and sole director of both companies.

On April 1, 2003, we issued 3,500,000 shares of restricted common stock to Gust Kepler, our sole officer, director and employee, at a price of approximately $0.007713 per share, in exchange for forgiveness of certain debt in the amount of $26,994 assumed by us from G2 Companies, Inc.

Gust Kepler, our sole director, is also our sole officer and employee. As such, he would not qualify as an “independent” director within the meaning of the rules and regulations of NASDAQ. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $19,496 and $15,824, from Turner Stone and Company. Such fees for the 2008 fiscal year were primarily for work completed for our Form S-1 filing and quarterly reviews, and for the 2007 fiscal year were primarily for work completed for our Form S-1 filing and annual audit.

Tax Fees. We incurred no aggregate fees and expenses for the 2008 and 2007 fiscal years.

All Other Fees. We incurred no other fees for the 2008 and 2007 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description
2.1	April 1, 2003	Sales of Assets Agreement between G2 Ventures, Inc. and G2 Companies, Inc. (7)
3.1	March 21, 2003	Articles of Incorporation (4)
3.2	n/a	Bylaws (2)
4.1	n/a	Specimen Stock Certificate for Common Stock (1)
10.0	December 5, 2002	Exclusive Recording Artist Agreement with Jeremiah Donnelly (1)
10.1	January, 2003	Exclusive Recording Artist Agreement with OneUp (1)
10.2	June 24, 2004	Exclusive Recording Artist Agreement with Jeremiah Donnelly (2)
10.3	June 24, 2004	Exclusive Recording Artist Agreement with OneUp (2)
10.4	February 7, 2005	Exclusive Recording Artist Agreement with Nick Brisco (3)
10.5	June 2, 2006	Exclusive Recording Artist Agreement with Jeremiah Donnelly (5)
10.6	February 10, 2006	Exclusive Recording Artist Agreement with Nick Brisco (5)
10.7	August 1, 2006	Lease Agreement between Merit 99 and Gust Kepler (5)
10.8	September 14, 2006	Agreement between the Company and Gust Kepler (5)
10.9	March 27, 2007	Exclusive Recording Artist Agreement with Nick Brisco (6)
10.10	June 30, 2007	Exclusive Recording Artist Agreement with Jeremiah Donnelly (6)
10.11	December 9, 2007	Exclusive Recording Artist Agreement with Nick Brisco (7)
10.12	March 31, 2008	Exclusive Recording Artist Agreement with Jeremiah Donnelly (8)
10.13	June 30, 2008	Amended Agreement between the Company and Gust Kepler (9)
10.14	September 8, 2008	Exclusive Recording Artist Agreement with Nick Brisco (10)
21.1	March 30, 2009	List of Subsidiaries*
31.1	March 30, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	March 30, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*
32.1	March 30, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	March 30, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on July 6, 2004.
(3)	Filed as an exhibit to Form SB-2/A filed with the SEC on March 24, 2005.
(4)	Filed as an exhibit to Form SB-2/A filed with the SEC on November 10, 2005.
(5)	Filed as an exhibit to Form SB-2/A filed with the SEC on October 12, 2006.
(6)	Filed as an exhibit to Form SB-2/A filed with the SEC on October 26, 2007.
(7)	Filed as an exhibit to Form SB-2/A filed with the SEC on January 16, 2008.
(8)	Filed as an exhibit to Form SB-1 filed with the SEC on April 4, 2008.
(9)	Filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008.
(10)	Filed as an exhibit to Form 10-Q filed with the SEC on November 12, 2008.
*	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

G2 Ventures, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of G2 Ventures, Inc., (the “Company”) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period September 26, 2002 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G2 Ventures, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows of the years then ended, and for the period September 26, 2002 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 20, 2009

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660/Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash	$85,039	$529
Prepaid expense	10,000	—

Total current assets	95,039	529

Total assets	$95,039	$529

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$19,244	$10,100
Stockholder advances	122,422	91,954

Total current liabilities	141,666	102,054

Commitments and Contingencies (Note E)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 and 3,500,000 shares issued and outstanding at December 31, 2008 and 2007 respectively	4,785	3,500
Additional paid-in capital	167,811	41,290
Deficit accumulated during development stage	(219,223)	(146,315)

Total stockholders’ deficit	(46,627)	(101,525)

Total liabilities and stockholders’ deficit	$95,039	$529

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008

	Years Ended December 31,		From Inception through
	2008	2007	December 31, 2008
Revenues, net	$—	$—	$129,807

Cost of revenues	—	—	116,631

Gross profit	—	—	13,176

Operating expenses:
General and administrative	72,908	46,707	232,399

Total operating expense	72,908	46,707	232,399

Loss before taxes	(72,908)	(46,707)	(219,223)

Provision for income taxes	—	—	—

Net loss	$(72,908)	$(46,707)	$(219,223)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding	3,757,074	3,500,000

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	$4,785	$167,811	$(219,223)	$(46,627)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008

	Years Ended December 31,		From Inception through December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,908)	$(46,707)	$(219,223)
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	(10,000)	—	(10,000)
Accounts payable	9,144	10,100	19,244

Net cash flows used in operating activities	(73,764)	(36,607)	(209,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,806	—	154,800
Stockholder advances	30,468	36,607	141,218
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	158,274	36,607	295,018

Increase in cash	84,510	—	85,039
Cash, beginning of period	529	529	—

Cash, end of period	$85,039	$529	$85,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

G2 Ventures, Inc. (the Company) was incorporated on March 21, 2003 in the State of Texas. Effective April 1, 2003, the Company acquired the operations and assets of G2 Companies, Inc. (G2C) (formerly Hartland Investments, Inc.) a Delaware corporation, the controlling interest in which was owned by the Company’s principal shareholder, Gust Kepler. In this related party transaction, G2C assigned its two artist contracts to the Company in consideration of the shareholders forgiveness of approximately $18,000 in loans to G2C as additional paid-in capital and the assumption by the Company of $20,000 of advances payable to the shareholder. G2C is, therefore, a “predecessor” of the Company.

For financial reporting purposes, the transaction has been treated as a recapitalization of G2C with the Company being the legal survivor and G2C being the accounting survivor and the operating entity. That is, the historical financial statements prior to April 1, 2003 are those of G2C and its operations, even though they are labeled as those of the Company. Retained earnings of G2C related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, G2C, which began September 26, 2002. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of G2C.

Development stage activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. The Company is a development stage company and as such has incurred net operating losses of $219,223 since inception (September 26, 2002). Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met with funds raised through shareholder loans and a private placement of its equity. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company enters into arrangements with performing artists either to sell the artists’ music for which the Company receives a royalty, or to manage the artist for which the Company receives a management fee or commission. Revenue is recognized when music is sold or commissions are earned unless the collectibility is not reasonably assured.

Cash and cash flows

For purposes of these statements, cash includes demand deposits, time deposits and short-term cash equivalent investments with original maturities of three months or less.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Company’s revenues and accounts receivable are generated from entertainment contracts entered into with its artists. Generally, 60% of the contract revenues are paid upon signing with the remaining balance generally paid within 30 days after the services have been performed. Account balances past due longer than 30 days are considered delinquent. The Company has not experienced any credit losses to date and management has determined that an allowance for bad debts is not necessary. Since inception, all of the Company’s revenues are from one artist.

Advertising

Advertising dollars are invested in promotional material, website and logo development and are expensed as incurred. For the years ended December 31, 2008 and 2007 and the period September 26, 2002 (inception) through December 31, 2008, advertising expense totaled $0, $0, and $3,063 respectively.

Fair value of financial instruments

In accordance with the reporting requirements of Statements on Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2008 and 2007, the Company did not have any other financial instruments.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

During the year ended December 31, 2008, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was SFAS No. 163, Accounting for Financial guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. In the opinion of management, this statement will have no material effect on the financial statements of the Company.

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are not presented because there were no common equivalent share amounts outstanding during the periods.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time, pursuant to Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold that a tax position is required to meet before being recognized in the financial statements and it provides guidance on derecognition, measurement, classification and disclosure. Because the Company did not have any uncertain tax positions, the adoption of FIN 48 did not have any impact on our beginning retained earnings or on our results of operations.

NOTE B – RELATED PARTIES

During the years ended December 31, 2008 and 2007, and the period September 26, 2002 (inception) through December 31, 2008, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $30,468, $36,607 and $141,218 respectively, while we made repayments to Mr. Kepler of $0 and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE C – CAPITAL STOCK

Common Stock

At December 31, 2008, the Company had 200,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 4,784,574 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Director.

In conjunction with an offering of its shares of Common Stock, the Company received $127, 806 in net proceeds from the sale of 1,284,574 shares of its Common Stock at approximately $0.10 per share.

The Common Stock is currently not quoted on any stock exchange and there is no market for the Common Stock. None of the Common Stock is subject to outstanding options or rights to purchase, nor does the Company have any securities that are convertible into the Common Stock. The Company has not agreed to register any of its stock for anyone, nor does the Company presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of the Common Stock.

Preferred Stock

At December 31, 2008, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) which could be designated in series as desired by the Director, and no shares of Preferred Stock issued and outstanding.

The Preferred Stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If Preferred Stock is issued and the Company is subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

NOTE D – INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statements of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE D – INCOME TAXES (continued)

The significant components of the Company’s deferred tax assets at December 31, 2008 are summarized as follows:

Deferred tax asset:
Start-up costs	$13,851
Net operating loss carry forward	61,498
Less valuation allowance	(75,349)

Income tax benefit	$-0-

At December 31, 2008, the Company had approximately $143,000 of net operating losses available to offset future taxable income. These carry forwards expire between the years 2024 and 2028. There are no deferred tax liabilities.

NOTE E – COMMITMENTS AND CONTINGENCIES

Operating leases

Since April 30, 2003, the Company has been using office space provided by its majority stockholder without charge.

Recording artist agreements

Under the terms of our September 8, 2008 Exclusive Recording Artist Agreement with Nick Brisco, we have the right to manufacture, distribute and sell up to four albums of Mr. Brisco’s music. We have made no efforts to provide these services as of the date hereof and will not do so until and unless this offering is successfully completed. We will pay all costs associated with recording, promoting and selling the albums. In addition we have agreed to advance Mr. Brisco $25,000 for the first album; $30,000 for the second album; $40,000 for the third album; and, $75,000 for the fourth album. We will receive between 33 1/3% and 80% of all funds derived from the sale of the albums. The initial term of Mr. Brisco’s current contract expires on June 7, 2009.

Unfiled Federal Tax Returns

From inception through December 31, 2008, the Company had not filed any federal tax returns. In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2007 and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Gust Kepler	March 30, 2009	/s/ Gust Kepler

Principal Financial Officer	Gust Kepler	March 30, 2009	/s/ Gust Kepler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gust Kepler	Chief Executive Officer and Director	March 30, 2009
Gust Kepler

By:	/s/ Gust Kepler	Chief Financial Officer	March 30, 2009
Gust Kepler