Form 10-Q
period 2009-03-31
G2 VENTURES INC
filed 2009-04-22
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the Issuer’s Common Stock as of April 22, 2009 was 4,784,574.

PART I – FINANCIAL INFORMATION

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

Unaudited Balance Sheet as of March 31, 2009 and Audited Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from September 26, 2002 (inception) through March 31, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through March 31, 2009	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from September 26, 2002 (inception) through March 31, 2009	6

Condensed notes to financial statements	7-8

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2009 Unaudited	December 31, 2008 Audited
ASSETS

Current Assets:
Cash	$73,532	$85,039
Prepaid expense	10,000	10,000

Total current assets	83,532	95,039

Total assets	$83,532	$95,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$23,273	$19,244
Stockholder advances	122,422	122,422

Total current liabilities	145,695	141,666

Commitments and Contingencies (Note 4)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(234,759)	(219,223)

Total stockholders’ deficit	(62,163)	(46,627)

Total liabilities and stockholders’ deficit	$83,532	$95,039

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2009

	Three Months Ended March 31,		From Inception through March 31, 2009
	2009	2008
Revenues, net	$—	$—	$129,807

Cost of revenues	—	—	116,631

Gross profit	—	—	13,176

Operating expenses:
General and administrative	15,536	16,538	247,935

Total operating expense	15,536	16,538	247,935

Loss before taxes	(15,536)	(16,538)	(234,759)

Provision for income taxes	—	—	—

Net loss	$(15,536)	$(16,538)	$(234,759)

Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	4,784,574	3,500,000

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2009

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(15,536)	(15,536)

Balance, March 31, 2009	4,784,574	$4,785	$167,811	$(234,759)	$(62,163)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2009

	Three Months Ended March 31,		From Inception through March 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,536)	$(16,538)	$(234,759)
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	—	—	(10,000)
Accounts payable	4,029	5,929	23,273

Net cash flows used in operating activities	(11,507)	(10,609)	(221,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	154,800
Stockholder advances	—	10,609	141,218
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	—	10,609	295,018

Increase in cash	(11,507)	—	73,532
Cash, beginning of period	85,039	529	—

Cash, end of period	$73,532	$529	$73,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month period ended March 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – RELATED PARTIES

During the three month periods ended March 31, 2009 and 2008 and for the period September 26, 2002 (inception) through March 31, 2009, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $0, $10,609, and $141,218 respectively, while we made repayments to Mr. Kepler of $0, $0, and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE 3 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $234,759 since inception (September 26, 2002). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under the terms of our September 8, 2008 Exclusive Recording Artist Agreement with Nick Brisco, we have the right to manufacture, distribute and sell up to four albums of Mr. Brisco’s music.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

We will pay all costs associated with recording, promoting and selling the albums. In addition, we have agreed to advance Mr. Brisco $25,000 for the first album; $30,000 for the second album; $40,000 for the third album; and, $75,000 for the fourth album. We will receive between 33 1/3% and 80% of all funds derived from the sale of the albums. The initial term of Mr. Brisco’s current contract expires on June 7, 2009. As of March 31, 2009, recording has begun and Mr. Brisco has been paid a $10,000 advance.

(Remainder of page intentionally left blank.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

We are a thinly capitalized independent record label that currently has an Exclusive Recording Artist Agreement (“Recording Agreement”) with one musical artist. We raised capital through an IPO to continue pursuit of our business plan to (i) produce and create master recordings of the artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

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

On September 14, 2006, Mr. Kepler and the Company entered into an Agreement pursuant to which (i) it was acknowledged that the Company owed Mr. Kepler $34,615 for loans to the Company through June 30, 2006, and (ii) Mr. Kepler agreed that he would not receive any repayment of that amount until 1,500,000 shares of the Company’s Common Stock had been sold in the IPO. Subsequently, the Company and Mr. Kepler made a verbal agreement that once the maximum of 1,500,000 shares were sold under the IPO, Mr. Kepler would be paid $15,000 as a partial payment toward the total loans outstanding.

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

External Sources of Liquidity

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our Common Stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). Our Common Stock is not listed on any exchange. The shares were offered and sold by the Company through Mr. Kepler through December 3, 2008, when the Company terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457 before costs of the offering.

Internal Sources of Liquidity

We expect to fulfill our business plan and generate revenues pursuant to our Recording Agreements from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings we produce. We also expect to generate revenues from management fees based on payments received by each artist for (i) live performances, (ii) derivative uses of their work, including soundtracks and music videos, (iii) the sale or license of their original music to other artists, and (iv) advertisements. Under our current Recording Agreement, we will generally receive between 33.3% (for foreign sales) and 80% (for domestic sales) of the total royalty amount generated by master recordings. Our percentage decreases in relationship to higher royalty rates and advances negotiated with record labels that license the master recordings. Based on current retail pricing of recordings that range between $13.00 and $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording with our portion of that sum approximating $0.21 to $0.37 per recording.

Pursuant to our current Recording Agreement with Mr. Brisco, we will produce a master album during an initial nine-month period and we will bear all costs of production. We are granted an option for an additional three albums. After recovering production costs, we will pay the artist royalties on sale of the albums of up to 20% for domestic sales and up to 66 2/3% for foreign sales. This Recording Agreement terminates on June 7, 2009, unless extended.

In addition to royalties and management fees received pursuant to our Recording Agreement, we expect to earn revenues through talent management fees charged to artists for whom we do not produce recordings. We expect these fees to generate revenues ranging from five percent (5%) to fifteen percent (15%) of the artist’s revenues for live performances, personal appearances, and the sale or license of the artist’s publishing rights for work recorded by other artists during the term of the agreement. We also intend to generate revenues through personal management contracts negotiated with future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

Capital Resources

Material Commitments for Expenditures

Under our current Recording Agreement, we are obligated to pay $25,000 to our artist as an advance for recordings.

Results of Operations

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

Material Changes in Financial Condition and Results of Operations

As of March 31, 2009, the Company’s cash assets were $73,532 compared to $85,039 at December 31, 2008. Accounts payable increased $4,029 from $19,244 at December 31, 2008 to $23,273 at March 31, 2009

Comparison of Three Month Periods Ended March 31, 2009 and March 31, 2008

No revenues were recorded during the three months ended March 31, 2009 and 2008. Operating expenses during the three month periods ended March 31, 2009 and 2008 were comprised entirely of general and administrative expenses. During the three month period ended March 31, 2009, total general and administrative expenses totaled $15,536. Expenses totaling $16,538 were incurred during the same period in 2008. This $1,002 decrease reflects current operating expenses partially offsetting non-operating expense associated with our IPO incurred during the three month period ended March 31, 2008.

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

Changes in Internal Controls

During the three months ended March 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	April 22, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	April 22, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	April 22, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	April 22, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 22, 2009

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer