Form 10-Q
period 2009-06-30
G2 VENTURES INC
filed 2009-08-03
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Issuer’s Common Stock as of July 30, 2009 was 4,784,574.

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

Unaudited Balance Sheet as of June 30, 2009 and Audited Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from September 26, 2002 (inception) through June 30, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through June 30, 2009	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from September 26, 2002 (inception) through June 30, 2009	6

Condensed notes to financial statements	7

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2009 Unaudited	December 31, 2008 Audited
ASSETS

Current Assets:
Cash	$47,196	$85,039
Prepaid expense	—	10,000

Total current assets	47,196	95,039

Total assets	$47,196	$95,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$18,833	$19,244
Stockholder advances	122,422	122,422

Total current liabilities	141,255	141,666

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(266,655)	(219,223)

Total stockholders’ deficit	(94,059)	(46,627)

Total liabilities and stockholders’ deficit	$47,196	$95,039

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception through June 30, 2009
	2009	2008	2009	2008
Revenues, net	$—	$—	$—	$—	$129,807

Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
General and administrative	31,896	14,655	47,432	31,193	279,831

Total operating expenses	31,896	14,655	47,432	31,193	279,831

Operating loss	(31,896)	(14,655)	(47,432)	(31,193)	(266,655)

Provision for income taxes	—	—	—	—	—

Net loss	$(31,896)	$(14,655)	$(47,432)	$(31,193)	$(266,655)

Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	4,784,574	3,500,000	4,784,574	3,500,000

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2009

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(47,432)	(47,432)

Balance, June 30,2009	4,784,574	$4,785	$167,811	$(266,655)	$(94,059)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2009

	Six Months Ended June 30,		From Inception through June 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,432)	$(31,193)	$(266,655)
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	10,000	—	—
Accounts payable	(411)	3,105	18,833

Net cash flows used in operating activities	(37,843)	(28,088)	(247,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	154,800
Stockholder advances	—	28,088	141,218
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	—	28,088	295,018

Increase (decrease) in cash	(37,843)	—	47,196
Cash, beginning of period	85,039	529	—

Cash, end of period	$47,196	$529	$47,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six month period ended June 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009 up until the issuance of the financial statements which occurred on July 31, 2009.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date. See Note 1.

NOTE 3 – RELATED PARTIES

During the six month periods ended June 30, 2009 and 2008 and for the period September 26, 2002 (inception) through June 30, 2009, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $0, $28,088, and $141,218 respectively, while we made repayments to Mr. Kepler of $0, $0, and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE 4 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $266,655 since inception (September 26, 2002). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the

Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. Since inception, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity offering in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Recording Artist Agreement dated September 8, 2009 with Nick Brisco expired on June 5, 2009. The agreement was never renewed and the Company charged $10,000 of advances to Mr. Brisco as a loss on cancellation of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 30, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company currently has no Recording Agreements with artists as all previous agreements have expired, however it is pursuing new artists and anticipates entering into new recording agreements in the third quarter of 2009.

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

Material Changes in Financial Condition and Results of Operations

As of June 30, 2009, the Company’s cash assets were $47,196 compared to $85,039 at December 31, 2008. Accounts payable decreased $411 from $19,244 at December 31, 2008 to $18,833 at June 30, 2009.

Comparison of Three Month Periods Ended June 30, 2009 and 2008

No revenues were recorded during the three months ended June 30, 2009 and 2008. Operating expenses during the three month periods ended June 30, 2009 and 2008 were comprised entirely of general and administrative expenses. During the three month period ended June 30, 2009, general and administrative expenses totaled $31,896. Expenses totaling $14,655 were incurred during the same period in 2008. This $17,241 increase reflects current operating expenses associated with recording costs.

Comparison of Six Month Periods Ended June 30, 2009 and 2008

No revenues were recorded during the six months ended June 30, 2009 and 2008. Operating expenses during the six month periods ended June 30, 2009 and 2008 were comprised entirely of general and administrative expenses. During the six month period ended June 30, 2009, general and administrative expenses totaled $47,432. Expenses totaling $31,193 were incurred during the same period in 2008. This $16,239 increase reflects current operating expenses associated with recording costs.

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

Changes in Internal Controls

During the six months ended June 30, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	July 30, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	July 30, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	July 30, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	July 30, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 31, 2009

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer