Form 10-Q/A
period 2008-03-31
G2 VENTURES INC
filed 2009-08-10
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2008 was 3,500,000.

EXPLANATORY NOTE

G2 Ventures, Inc. is filing this Form 10-Q/A (Amendment No. 1) (the “Amended Report”) to amend its Form 10-Q for the period ended March 31, 2008 (“Form 10-Q”) that was filed with the Securities and Exchange Commission on May 20, 2008.

The Amended Report amends the cover sheet of the Form 10-Q for the sole purpose of identifying itself as a shell company. All other information, including financial statements, contained in the Form 10-Q has not been amended by the Amended Report and is incorporated herein by reference. Furthermore, the exhibits list in Item 6 of Part II has not been updated except that currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, are filed with this Amended Report as Exhibits 31.1 and 32.1.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2009

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer