Form 10-K/A
period 2008-12-31
G2 VENTURES INC
filed 2009-08-10
CIK 1263364

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

EXPLANATORY NOTE

G2 Ventures, Inc. is filing this Form 10-K/A (Amendment No. 1) (the “Amended Report”) to amend its Form 10-K for the period ended December 31, 2008 (“Form 10-K”) that was filed with the Securities and Exchange Commission on March 30, 2009.

The Amended Report amends the cover sheet of the Form 10-K for the sole purpose of identifying itself as a shell company. All other information, including financial statements, contained in the Form 10-K has not been amended by the Amended Report and is incorporated herein by reference. Furthermore, the exhibits list in Item 15 of Part III has not been updated except that currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, are filed with this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Gust Kepler	August 7, 2009	/s/ Gust Kepler

Principal Financial Officer	Gust Kepler	August 7, 2009	/s/ Gust Kepler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gust Kepler	Chief Executive Officer and Director	August 7, 2009
Gust Kepler

By:	/s/ Gust Kepler	Chief Financial Officer	August 7, 2009
Gust Kepler