Form 10-Q/A
period 2009-03-31
G2 VENTURES INC
filed 2009-08-10
CIK 1263364

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

EXPLANATORY NOTE

G2 Ventures, Inc. is filing this Form 10-Q/A (Amendment No. 1) (the “Amended Report”) to amend its Form 10-Q that was filed with the Securities and Exchange Commission on April 22, 2009.

The Amended Report amends the cover sheet of the Form 10-Q for the period ended March 31, 2009 (“Form 10-Q”) for the sole purpose of identifying itself as a shell company. All other information, including financial statements, contained in the Form 10-Q has not been amended by the Amended Report and is incorporated herein by reference. Furthermore, the exhibits list in Item 6 of Part II has not been updated except that currently dated certifications from our Chief Executive Officer and Principal Financial Officer, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, are filed with this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

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