Form 10-Q/A
period 2009-06-30
G2 VENTURES INC
filed 2009-08-10
CIK 1263364

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

EXPLANATORY NOTE

G2 Ventures, Inc. is filing this Form 10-Q/A (Amendment No. 1) (the “Amended Report”) to amend its Form 10-Q for the period ended June 30, 2009 (“Form 10-Q”) that was filed with the Securities and Exchange Commission on August 3, 2008.

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