Form 10-Q
period 2009-09-30
G2 VENTURES INC
filed 2009-11-03
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Issuer’s Common Stock as of November 3, 2009 was 4,784,574.

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

Unaudited Balance Sheet as of September 30, 2009 and Audited Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from September 26, 2002 (inception) through September 30, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through September 30, 2009	5

Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from September 26, 2002 (inception) through September 30, 2009	6

Condensed Notes to Financial Statements	7

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS

Current Assets:
Cash	$34,552	$85,039
Prepaid expense	—	10,000

Total current assets	34,552	95,039

Total assets	$34,552	$95,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$22,988	$19,244
Stockholder advances	122,422	122,422

Total current liabilities	145,410	141,666

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(283,454)	(219,223)

Total stockholders’ deficit	(110,858)	(46,627)

Total liabilities and stockholders’ deficit	$34,552	$95,039

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

Revenues, net	$—	$—	$—	$—	$129,807

Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
Selling, general and administrative	16,799	5,326	64,231	36,519	296,630

Total operating expenses	16,799	5,326	64,231	36,519	296,630

Operating loss	(16,799)	(5,326)	(64,231)	(36,519)	(283,454)

Provision for income taxes	—	—	—	—	—

Net loss	$(16,799)	$(5,326)	$(64,231)	$(36,519)	$(283,454)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	4,784,574	3,565,217	4,784,574	3,521,898

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2009

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(64,231)	(64,231)

Balance, September 30, 2009	4,784,574	$4,785	$167,811	$(283,454)	$(110,858)

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Nine Months Ended		From Inception
	September 30,		through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,231)	$(36,519)	$(283,454)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	10,000	—	—
Accounts payable	3,744	5,924	22,988

Net cash flows used in operating activities	(50,487)	(30,595)	(260,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	120,000	154,800
Stockholder advances	—	30,568	141,218
Repayment of stockholder advances	—	—	(1,000)

Net cash flows provided by financing activities	—	150,568	295,018

Increase (decrease) in cash	(50,487)	119,973	34,552
Cash, beginning of period	85,039	529	—

Cash, end of period	$34,552	$120,502	$34,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of G2 Ventures, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month period ended September 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009 up until the issuance of the financial statements which occurred on November 3, 2009.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

During the nine months ended September 30, 2009, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was The Accounting Standards Codification (ASC). The ASC has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 3 – RELATED PARTIES

During the nine month periods ended September 30, 2009 and 2008 and for the period September 26, 2002 (inception) through September 30, 2009, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $0, $30,568, and $141,218 respectively, while the Company made repayments to Mr. Kepler of $0, $0, and $1,000 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE 4 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $283,454 since inception (September 26, 2002). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. Since inception, the Company’s cash flow requirements have been primarily met by

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4 – GOING CONCERN (Continued)

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

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 30, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

We are a thinly capitalized independent record label. We do not currently have any recording agreements with artists. We raised capital through an IPO to continue pursuit of our business plan to (i) produce and create master recordings of artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing our artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

On September 11, 2009, the Company’s Common Stock was approved to trade on the Over-the-Counter Bulletin Board under the symbol “GTVI.”

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

Internal Sources of Liquidity

We expect to fulfill our business plan and generate revenues pursuant to our recording agreements from royalties derived from licensing or distribution agreements covering the reproduction, marketing and sale of the master recordings we produce. We also expect to generate revenues from management fees based on payments received by each artist for (i) live performances, (ii) derivative uses of their work, including soundtracks and music videos, (iii) the sale or license of their original music to other artists, and (iv) advertisements. Under our typical recording agreement, we will generally receive between 33.3% (for foreign sales) and 80% (for domestic sales) of the total royalty amount generated by master recordings. Our percentage decreases in relationship to higher royalty rates and advances negotiated with record labels that license the master recordings. Based on current retail pricing of recordings that range between $13.00 and $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording with our portion of that sum approximating $0.21 to $0.37 per recording.

In addition to royalties and management fees received through our recording agreements, we expect to earn revenues through talent management fees charged to artists for whom we do not produce recordings. We expect these fees to generate revenues ranging from five percent (5%) to fifteen percent (15%) of the artist’s revenues for live performances, personal appearances, and the sale or license of the artist’s publishing rights for work recorded by other artists during the term of the agreement. We also intend to generate revenues through personal management contracts negotiated with future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

At the present time, the Company has no recording agreements with artists as they all have expired, however it is pursuing new artists and anticipates entering into new recording agreements by year end 2009.

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

Material Changes in Financial Condition and Results of Operations

As of September 30, 2009, the Company’s cash assets were $34,552 compared to $85,039 at December 31, 2008. Accounts payable increased $3,744 from $19,244 at December 31, 2008 to $22,988 at September 30, 2009.

Comparison of Three Month Periods Ended September 30, 2009 and 2008

No revenues were recorded during the three months ended September 30, 2009 and 2008. Operating expenses during the three month periods ended September 30, 2009 and 2008 were comprised entirely of selling, general and administrative expenses. During the three month period ended September 30, 2009, selling, general and administrative expenses totaled $16,799. Expenses totaling $5,326 were incurred during the same period in 2008. This $11,473 increase reflects current operating expenses associated with recording costs and marketing expenses.

Comparison of Nine Month Periods Ended September 30, 2009 and 2008

No revenues were recorded during the nine months ended September 30, 2009 and 2008. Operating expenses during the nine month periods ended September 30, 2009 and 2008 were comprised entirely of general and administrative expenses. During the nine month period ended September 30, 2009, selling, general and administrative expenses totaled $64,231. Expenses totaling $36,519 were incurred during the same period in 2008. This $27,712 increase reflects current operating expenses associated with recording costs, costs associated with being a public entity and marketing expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	Controls and Procedures

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

Changes in Internal Controls

During the nine months ended September 30, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description

3.1	March 17, 2003	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	November 3, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	November 3, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	November 3, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	November 3, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 3, 2009

G2 VENTURES, INC.

By:	/S/ GUST KEPLER
Gust Kepler, President and
Chief Executive Officer

By:	/S/ GUST KEPLER
Gust Kepler, Principal Financial Officer