Form 10-K/A
period 2008-12-31
G2 VENTURES INC
filed 2009-11-10
CIK 1263364

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The issuer had no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2008 is $128,457.40 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 30, 2008 was 4,784,574.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10K/A (Amendment No. 2) (the “Report”), the terms “we,” “us,” “our,” “G2,” “G2 Ventures,” or “our Company” refers to G2 Ventures, Inc., a Texas corporation.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) to our Annual Report on Form 10-K for the year ended December 31, 2008 is being filed for the purpose of responding to comments received from the Staff of the Securities and Exchange Commission (“SEC”) with respect to revising the last sentence in Management’s Report on Internal Control Over Financial Reporting contained in Item 9A herein. This Amendment No. 2 speaks as of the original filing date of our Annual Report on Form 10-K and our Form 10-K/A (Amendment No. 1) and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment No. 2 does not include the Financial Statements and accompanying Notes to Financial Statements, as those items remain unchanged. Changes reflected in this Amendment No. 2 pertain only to the revised language in Management’s Report on Internal Control Over Financial Reporting contained herein and updated certification exhibits.

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

Office space for G2 Ventures, Inc. is provided by G2 International, Inc., a company wholly owned by Gust Kepler, our sole officer, director and employee, who provides approximately 1,800square feet of office space without charge. G2 International, Inc. subleases the office space we currently use as our principal office from E*Trade. If we move, we have no plans to rent from an affiliated party. Our current principal office space is located at 1810 Three Galleria Tower, 13155 Noel Road, Dallas, Texas 75240. This office space is adequate for our immediate and near-term needs. G2 Ventures does not intend to acquire any properties in the immediate future.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31,2008, our internal controls over financial reporting are effective and there were no weaknesses in our internal control over financial reporting.

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

Tax Fees. We incurred no aggregate fees and expenses for the 2008 and 2007 fiscal years.

All Other Fees. We incurred no other fees for the 2008 and 2007 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description

2.1	April 1, 2003	Sales of Assets Agreement between G2 Ventures, Inc. and G2 Companies, Inc. (7)

3.1	March 21, 2003	Articles of Incorporation (4)

3.2	n/a	Bylaws (2)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

10.0	December 5, 2002	Exclusive Recording Artist Agreement with Jeremiah Donnelly (1)

10.1	January, 2003	Exclusive Recording Artist Agreement with OneUp (1)

10.2	June 24, 2004	Exclusive Recording Artist Agreement with Jeremiah Donnelly (2)

10.3	June 24, 2004	Exclusive Recording Artist Agreement with OneUp (2)

10.4	February 7, 2005	Exclusive Recording Artist Agreement with Nick Brisco (3)

10.5	June 2, 2006	Exclusive Recording Artist Agreement with Jeremiah Donnelly (5)

10.6	February 10, 2006	Exclusive Recording Artist Agreement with Nick Brisco (5)

10.7	August 1, 2006	Lease Agreement between Merit 99 and Gust Kepler (5)

10.8	September 14, 2006	Agreement between the Company and Gust Kepler (5)

10.9	March 27, 2007	Exclusive Recording Artist Agreement with Nick Brisco (6)

10.10	June 30, 2007	Exclusive Recording Artist Agreement with Jeremiah Donnelly (6)

10.11	December 9, 2007	Exclusive Recording Artist Agreement with Nick Brisco (7)

10.12	March 31, 2008	Exclusive Recording Artist Agreement with Jeremiah Donnelly (8)

10.13	June 30, 2008	Amended Agreement between the Company and Gust Kepler (9)

10.14	September 8, 2008	Exclusive Recording Artist Agreement with Nick Brisco (10)

21.1	March 30, 2009	List of Subsidiaries*

31.1	November 10, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

31.2	November 10, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*

32.1	November 10, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	November 10, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on July 6, 2004.
(3)	Filed as an exhibit to Form SB-2/A filed with the SEC on March 24, 2005.
(4)	Filed as an exhibit to Form SB-2/A filed with the SEC on November 10, 2005.
(5)	Filed as an exhibit to Form SB-2/A filed with the SEC on October 12, 2006.
(6)	Filed as an exhibit to Form SB-2/A filed with the SEC on October 26, 2007.
(7)	Filed as an exhibit to Form SB-2/A filed with the SEC on January 16, 2008.
(8)	Filed as an exhibit to Form SB-1 filed with the SEC on April 4, 2008.

(9)	Filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008.
(10)	Filed as an exhibit to Form 10-Q filed with the SEC on November 12, 2008.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Gust Kepler	November 10, 2009	/S/ GUST KEPLER

Principal Financial Officer	Gust Kepler	November 10, 2009	/S/ GUST KEPLER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GUST KEPLER	Chief Executive Officer and Director	November 10, 2009
Gust Kepler

By:	/S/ GUST KEPLER	Chief Financial Officer	November 10, 2009
Gust Kepler