Form 10-K
period 2009-12-31
G2 VENTURES INC
filed 2010-03-01
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 333-108715

G2 VENTURES, INC.

(Exact name of registrant as specified in its charter)

Texas	98-0221494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 Three Galleria Tower, 13155 Noel Road, Dallas, TX 75240

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 726-9203

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 1, 2010 is $74,279 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2010 was 4,784,574.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “G2,” “G2 Ventures,” or “our Company” refers to G2 Ventures, Inc., a Texas corporation.

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

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We are a thinly capitalized independent record label that has previously entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists. Those Recording Agreements subsequently expired and were not renewed. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing an artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

We have a limited operating history and to date have not produced any master recordings that we plan to market. All cash receipts to date have consisted of artist management fees (i.e., securing live performances for performing artists), loans from Gust Kepler (our principal shareholder, sole officer, director and employee), and proceeds derived from a private offering of our Company’s Common Stock. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract new artists, our artists’ ability to write lyrics and music which are popular with the public, our ability to record and sell our artists’ music, and our ability to book artists for live performances.

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our Common Stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). The shares were offered and sold by the Company by Mr. Kepler through December 3, 2008, when the Company terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457, before costs of the offering. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009.

Though G2 Ventures is a development stage company that issued “penny stock,” as defined in Rule 3a51-1 under the Exchange Act, it does not have any plans or intention to engage in a merger or acquisition with any other entity at this time. Accordingly, G2 Ventures does not qualify as a “blank check company” as that term is defined in Rule 419 promulgated under the Securities Act.

Business Overview

As an independent record label, G2 Ventures will retain contracts with artists, produce recorded music, and sell or license the music to third parties. G2 Ventures does not currently have any artists under contract. Revenue from this business will result from sales of CD masters to, and/or licensing agreements with, other larger record companies. In order to produce music recordings, G2 Ventures will incur recording costs that will be recouped via sales or licensing agreements.

We intend to use a third-party production company to create the master recordings for future artists we may have under contract. Typical services provided by production companies cost approximately $40 per hour. We currently have no formal agreement with any third-party production company and there can be no assurance that we will be able to retain these services on acceptable terms.

We intend to use a third-party replication company to manufacture compact discs for the purpose of distributing them as promo material to major record labels in an attempt to license or sell the publishing rights for future artists we may have under contract. We currently have no formal agreement with any third-party replicator and there can be no assurance that we will be able to retain these services on acceptable terms.

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

Under our typical Recording Agreements, we agree to pay $25,000 to each artist under contract and we are entitled to be repaid the funds we pay for recording costs, with the royalty “split” applied to any excess amounts. In the event the advances are insufficient to pay our artists and reimburse us for recording costs, the artists will be paid from available funds prior to our repayment, but we will be entitled to receive all royalties thereafter until recording costs are recouped. Based on current retail pricing of recordings from $13.00 to $16.00, we anticipate gross royalties ranging from $0.26 to $1.12 per recording, and our portion of that sum to average between $0.21 to $0.37 per recording. In the event that our artists choose to cover songs written by other artists, we may be required to pay a portion of these royalties to the copyright owners. Royalty revenue streams will not commence until after all advances are repaid.

In addition to royalties to be derived from recordings, we also expect to earn revenues from fees from our artists, and possibly others under management contracts. As talent manager, we will earn fees ranging from 5% to 15% of the artist’s revenues under contracts for live performances, personal appearances and the sale or license of the artist’s publishing rights for work recorded by other artists during the term of the agreement. We intend to obtain personal management contracts with any future artists who want us to produce and market their recordings or assist them in arranging or booking live performances.

We are dependent on the skills and expertise of our artists and management in producing recordings that may appeal to record labels and the public. Our budgets for producing recordings do not provide for delays or contingencies, including the general disability of artists or their inability to timely complete recording projects. Our overall capitalization is minimal and we will be dependent on non-recurring sources of revenues from performance fees paid to our artists and loans from management to pay operating and other expenses.

Our business plan involves us in aspects of the music business that are very risky; public acceptance and popularity of artists’ work are dependent on a variety of personal, subjective decisions by the listening public as well as the impact of any advertising or placement conducted by a distributor. Web-based file sharing programs, such as Limewire, and subscription services such as iTunes also impact music sales and revenues. Record labels release recordings by thousands of new artists in a variety of musical genres every year, and only a small number achieve commercial success.

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

Marketing

Once artists are under contract and a master recording has been produced, we plan to send out promotional packages to major record labels and related music industry personnel. An electronic press kit will be designed and created to distribute the master recordings. Design and creation of an electronic press kit for use in connection with marketing artist recordings is estimated to cost between $2,500 and $7,500. We also plan to commence a marketing campaign which is expected to include live showcases and performances by the artist. Additionally, we plan to test market the artist’s product in certain retail locations as well as at live concert events. This entire process could take up to 180 days or longer from the date of the recording contract with an anticipated cost to G2 Ventures of approximately $1,200.

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

Copyright Laws

Federal law provides severe civil and criminal penalties for the unauthorized reproduction, distribution, rental or digital transmission of copyrighted sound recordings. (Title 17, United States Code, Section 501 and 506). The FBI investigates allegations of criminal copyright infringement and violators will be prosecuted. The civil courts have continually ruled in favor of the record industry on copyright infringement matters. Although some companies have begun filing civil suits against individuals that download music illegally from the Internet, piracy is still taking place. We believe contained litigation will act as an increasing deterrent, as will software to prevent illegal copying, such as MediaMax CD3 Copy Protection by SunnComm Tech., and music industry anti-theft campaigns. Another solution the record industry is counting on is the increased availability of online music to be purchased legally. A number of legal digital music store fronts are finding a presence on the Internet, including MusicMatch, iTunes, BuyMusic, and Napster (which currently uses a legal format for downloading music). As these sites gain popularity, anti-theft software becomes more advanced and reliable, and the public becomes more aware of the consequences of illegally downloading music, the recording industry should recoup some of the losses from previous years. There is however, no guarantee that these methods will succeed.

Intellectual Property Rights

Our operations will be dependent upon the intellectual property rights to our recordings. International copyright laws including those in the United States and Texas protect any master recordings we produce. We have not yet taken any steps to secure any intellectual property rights.

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

We were incorporated on March 21, 2003. We have a limited operating history. To date we have not produced any master recordings, and since 2006 have derived revenues totaling $8,000, from artist management fees (i.e., securing live performances for performing artists). As of December 31, 2009, our net loss since inception was $293,883. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	completion of this offering

•	our ability to attract new artists

•	our artist’s ability to write lyrics and music which are popular with the public

•	our ability to record and sell our artists’ music

•	our ability to book artists

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

Because we are a small company, have minimal overall capitalization, no working capital and continue to incur operating losses, we must limit our operations and the number of artists we service. Currently, we have no recording agreements with artists. We are currently looking for artists and we believe that we can effectively service up to three artists. Since we plan to service a limited number of artists, if one is unsuccessful, quits or retires, the loss of one artist could have a significant negative impact on our revenues and cause us to operate at a loss. If we cannot operate profitably, we may have to suspend or cease operations.

Because Mr. Gust Kepler, our sole officer, director and employee, will maintain ownership of up to 66% of the outstanding shares of the Company, he will control our operations.

Gust Kepler, our sole officer, director and employee, controls the Company through his ownership of 3,300,000 shares (or 69%) of the 4,784,574 total outstanding shares. As a result of his ownership, Mr. Kepler will be able to elect all of our directors and entirely control our operations. If his decisions are incorrect, we could go out of business and you would lose your investment.

If we are unable to raise sufficient capital to pay advances to our artists, we may be unable to maintain our contractual relations with such artists.

We currently have no artists under recording contracts. Our typical recording contract requires us to pay the artists an advance of $25,000 for initial albums during the first nine months after execution of each contract. If we are unable to raise sufficient capital, we may not be able to meet our obligations under contracts with artists. If we are unable to meet our obligations to pay advances under contracts, we will lose the opportunity to derive revenues from the works of the artist. There can be no assurance that we will be able to enter into recording contracts with an artist or meet our obligations once we enter into a contract.

Because we have not made efforts to provide manufacturing, distribution, and sales services, you could lose your investment.

Under the terms of our recording contracts, we will have the right to manufacture, distribute and sell up to four albums of music for the artist. As of this date, we have made no efforts to provide these services. As a result, we may not be able to provide such services in the future. If we are unable to provide such services, we will be unable to generate revenues and you could lose your investment.

In light of our limited financial resources, we may be unable to obtain agreements for services of necessary vendors which could impair our ability to pursue our business plans.

We have identified vendors we prefer to use in connection with planned music recording and production activities. In light of the fact that we are a small company and have limited financial resources, we may be unable to obtain formal agreements for these services from vendors we prefer. In the event that we are unable to obtain the services of these vendors, we may be forced to seek alternative sources for such services and the costs may be higher than anticipated.

We failed to timely file federal tax returns and may be subject to penalties as a result.

In February 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2008 and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

Our stock is listed on the OCTBB under the symbol “GTVI.” We began trading on September 11, 2009 and have not yet created an effective public trading market for our Common Stock, nor is there any assurance that an effective trading market will ever develop. Therefore, it may be difficult to sell your shares of Common Stock in the future.

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

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act and Rules 15g-1 through 15g-6 promulgated thereunder which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of the Company’s shareholders was held on December 24, 2009. Proxies were not requested. Shareholders representing 3,500,000 of the 4,784,574 shares outstanding, or 73.15%, elected Gust Kepler as President, Treasurer, and Secretary of the corporation, as well as the Company’s sole director.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009. The market for the Company’s Common Stock has been limited and in the future could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s common stock for fiscal years 2009 and 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*		Low*

2009:
Fourth Quarter	n/a	*	n/a	*
Third Quarter	$0.05		$0.05
Second Quarter	-0-		-0-
First Quarter	-0-		-0-

2008:
Fourth Quarter	-0-		-0-
Third Quarter	-0-		-0-
Second Quarter	-0-		-0-
First Quarter	-0-		-0-

*	The last sales price of our Common Stock was $0.05 on September 13, 2009.

Holders

Records of our stock transfer agent indicate that as of March 1, 2010, we had 37 record holders of our Common Stock, all of whom held lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in “street name.” As of March 1, 2010, we had 4,784,574 outstanding shares of Common Stock.

Dividends

To date, we have not paid any dividends. The payment of future dividends on our Common Stock, if any, is within the sole discretion of our Director and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole officer, director and employee, Mr. Kepler, does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009 and as of the filing date of this Report, the Company has no equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

Common Stock

Our Company’s Common Stock currently trades on the OTC Bulletin Board although an established trading market has not yet been established. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into shares of our Common Stock. We have not agreed to register any of our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our Common Stock.

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

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Gust Kepler, our sole officer, director and employee, owns approximately 69% of our outstanding shares and will be able to elect all of our directors.

Preferred Stock

G2 Ventures is authorized to issue 1,000,000 shares of Preferred Stock, $.001 par value per share. We have no shares of Preferred Stock issued and outstanding, however, the Director may later determine to designate and issue shares of our Preferred Stock. Preferred Stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Although we have no present intent to do so, we could issue shares of Preferred Stock with such terms and privileges that a third party acquisition of G2 Ventures could be difficult or impossible, thus entrenching our existing management in control of G2 Ventures indefinitely.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

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

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We are a thinly capitalized independent record label that has previously entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists. Those Recording Agreements subsequently expired and were not renewed. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing an artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

We have a limited operating history and to date have not produced any master recordings. All cash receipts to date have consisted of artist management fees (i.e., securing live performances for performing artists), loans from Gust Kepler (our principal shareholder, sole officer, director and employee), and proceeds derived from a private offering of our Company’s Common Stock. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract new artists, our artists’ ability to write lyrics and music which are popular with the public, our ability to record and sell our artists’ music, and our ability to book artists for live performances.

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our Common Stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). The shares were offered and sold by the Company by Mr. Kepler through December 3, 2008, when the Company terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457, before costs of the offering. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009.

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

We believe the following critical accounting policy among others involve the more significant judgments and estimates used in the preparation of our financial statements.

The Company plans to enter into arrangements with performing artists either to sell the artists’ music for which the Company receives a royalty, or to manage the artist for which the Company receives a management fee or commission. Revenue is recognized when music is sold or commissions are earned unless the collectability is not reasonably assured.

Recently Issued Accounting Pronouncements

During 2009, the Company adopted the Financial Accounting Standards Board (FASB) ASC Topic 105 (previously FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

During the year ended December 31, 2009, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Risks Relating to Our Business, Business Overview, and elsewhere in this document. See “Forward-Looking Statements.”

Results of Operations – Comparison of Years Ending December 31, 2009 and 2008

For the years ending December 31, 2009 and 2008, the Company had no revenue. For the year ending December 31, 2009, the Company had an operating loss totaling $74,660 compared to an operating loss of $72,908 for the same period in 2008, an increase of $1,752. During the year ending December 31, 2009, selling, general and administration costs totaled $74,660 compared to $72,908 for the same period in 2008. This increase of $1,752 is primarily a result of increases in recording costs ($18,836) incurred and subsequently written off due to cancellation of a recording contract, outside services ($6,195) including consulting and professional fees and advertising costs ($4,500) offset by reductions in legal fees ($22,289), travel expense ($3,158) and public entity related costs ($1,806).

Liquidity and Capital Resources

G2 Ventures began its current operations in 2003, and has not yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until such time as we are able to have up to four artists under contract, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While G2 Ventures has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2009, the Company’s cash balance was $6,471. Outstanding debt as of December 31, 2009 totaled $130,758. The Company’s working capital deficit as of December 31, 2009 was $121,287.

Recent Events

None.

Commitments

None.

Off Balance Sheet Arrangements

None.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of G2 Ventures, as and to the extent permitted by the Texas Business Corporation Act. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

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

Financial statements are included and may be found at pages F-1 through F-12.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, our internal controls over financial reporting are effective and there were no weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following information provided under this Part III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2009.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment

Gust Kepler	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	March 2003

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

Business Experience

Gust Kepler – President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

Gust Kepler, age 45, is our President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole Director. Mr. Kepler has served as our sole officer and director since inception, and shall continue to serve as a director until his successor is elected and qualified. From September 2002 to April 2003, Mr. Kepler was the president and a director of G2 Companies, Inc., formerly named Hartland Investments, Inc., a company located in Dallas, Texas and engaged in the business of producing, licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Prior to his involvement with G2 Companies, Inc., between October 1996 and August 2002, Mr. Kepler was the president of Parallax Entertainment, Inc., a company located in Dallas that was similarly engaged in the business of producing, licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Other than Mr. Kepler’s involvement in both companies and the similarities of their businesses, there is no relationship whatsoever between Parallax Entertainment, Inc. and G2 Ventures or any predecessor. From 1990 to 1999, Mr. Kepler was the President and Chief Executive Officer of Glance Toys, Ltd., a company located in Dallas, Texas engaged in the business of manufacturing, marketing and sale of junior sporting goods and toys. From 1986 to 1990, Mr. Kepler was a partner in The Barbara Walsh Modeling and Talent Agency and a spin-off fashion print agency called Agency Models. Mr. Kepler has extensive knowledge and experience in the music and entertainment industries. Mr. Kepler’s involvement in the music industry began in 1977 when he joined his first rock band at age 13. After playing in various bands throughout high school, Mr. Kepler played and produced various projects between 1985 and 1987. Mr. Kepler served as executive producer on his first full-length record for the band “Lead” in 1994. Later, through Parallax Entertainment, Mr. Kepler released Reed Easterwood’s Pawn Shop from Heaven and Then Again by Fever in the Funkhouse, and won critical acclaim and numerous industry accolades. Mr. Kepler also acted as Executive Producer for the self-titled debut release of Hellafied Funk Crew’s that received the Dallas Observer Award for two consecutive years in the Best Funk and Best Rap and Hip-Hop categories.

Significant Employees

Other than the executive officer named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, neither our director nor executive officer was involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

As noted above, there is currently a sole director serving on our board. He will serve until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal. As there is currently a sole director serving on our board, we have no formal Audit Committee, Nominating Committee, or Compensation Committee.

Code of Ethics

On December 31, 2009, the Company’s sole director approved a Code of Ethics for Financial Executives for the calendar year 2010, which he executed as the Company’s sole financial executive.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal 2009, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensa- tion and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Gust Kepler President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2009	0	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

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

Our director does not currently receive any compensation for serving on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of December 31, 2009, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 4,784,574, shares of Common Stock outstanding as of March 1, 2010.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Gust Kepler	Common Stock	3,300,000	68.97%
All directors and named executive officers as a group (1 person)		3,300,000	68.97%

Under Rule 144 promulgated under the Securities Act, Mr. Kepler, our sole officer, director and employee, may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. Based on the 4,785,574 shares issued and outstanding, Mr. Kepler could sell up to 47,846 shares every three months.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period beginning September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2009, the Company received cash operating advances in the aggregate principal amount of $141,218 (which includes operating advances assumed from G2 Companies, Inc.) from Mr. Kepler, our sole officer, director and employee. The advances are non-interest bearing, unsecured and are payable, subject to restrictions on repayment from proceeds of this Offering and in the Kepler Agreement, upon demand as funds are available. During the period September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2002, $17,796 of the advances was contributed by the shareholder as additional paid in capital, and $8,500 has been repaid by the Company to date. As of December 31, 2009, the total unpaid principal balance due Mr. Kepler for advances was $114,922.

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

Audit Fees. We incurred aggregate fees and expenses of $19,597 and $19,496 for 2009 and 2008 respectively from Turner, Stone and Company, LLP. Such fees for the 2009 fiscal year were primarily for work completed on our quarterly reviews and annual audits. Such fees for the 2008 fiscal year were primarily for work completed for our Form S-1 filing and quarterly reviews.

Tax Fees. We incurred no aggregate fees and expenses for the 2009 and 2008 fiscal years.

All Other Fees. We incurred no other fees for the 2009 and 2008 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description

2.1	April 1, 2003	Sales of Assets Agreement between G2 Ventures, Inc. and G2 Companies, Inc. (1)

3.1	March 21, 2003	Articles of Incorporation (2)

3.2	n/a	Bylaws (3)

4.1	n/a	Specimen Stock Certificate for Common Stock (4)

10.1	December 31, 2009	Code of Ethics for Financial Executives*

21.1	March 1, 2010	List of Subsidiaries*

31.1	March 1, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

31.2	March 1, 2010	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*

32.1	March 1, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	March 1, 2010	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

(1)	Filed as an exhibit to Form SB-2/A filed with the SEC on January 16, 2008.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on November 10, 2005.
(3)	Filed as an exhibit to Form SB-2/A filed with the SEC on July 6, 2004.
(4)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Gust Kepler	March 1, 2010	/s/ Gust Kepler

Principal Financial Officer	Gust Kepler	March 1, 2010	/s/ Gust Kepler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gust Kepler	Chief Executive Officer and Director	March 1, 2010
Gust Kepler

By:	/s/ Gust Kepler	Chief Financial Officer	March 1, 2010
Gust Kepler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

G2 Ventures, Inc.

We have audited the accompanying balance sheets of G2 Ventures, Inc., (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended and for the period September 26, 2002 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G2 Ventures, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years then ended, and for the period September 26, 2002 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has a net working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TURNER, STONE & COMPANY, L.L.P.

Dallas, Texas

February 26, 2010

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$6,471	$85,039
Prepaid expense	3,000	10,000

Total current assets	9,471	95,039

Total assets	$9,471	$95,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$15,836	$19,244
Stockholder advances	114,922	122,422

Total current liabilities	130,758	141,666

Commitments and Contingencies (Note E)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(293,883)	(219,223)

Total stockholders’ deficit	(121,287)	(46,627)

Total liabilities and stockholders’ deficit	$9,471	$95,039

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2009 AND 2008 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

	Years Ended December 31,		From Inception through
	2009	2008	December 31, 2009
Revenues, net	$—	$—	$129,807

Cost of revenues	—	—	116,631

Gross profit	—	—	13,176

Operating expenses:
General and administrative	74,660	72,908	307,059

Total operating expense	74,660	72,908	307,059

Loss before taxes	(74,660)	(72,908)	(293,883)

Provision for income taxes	—	—	—

Net loss	$(74,660)	$(72,908)	$(293,883)

Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	4,784,574	3,757,074

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806

Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(74,660)	(74,660)

Balance, December 31, 2009	4,784,574	$4,785	$167,811	$(293,883)	$(121,287)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

	Years Ended December 31,		From Inception through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,660)	$(72,908)	$(293,883)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Prepaid expense	7,000	(10,000)	(3,000)
Accounts payable	(3,408)	9,144	15,836

Net cash flows used in operating activities	(71,068)	(73,764)	(281,047)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	127,806	154,800
Stockholder advances	—	30,468	141,218
Repayment of stockholder advances	(7,500)	—	(8,500)

Net cash flows provided by (used in) financing activities	(7,500)	158,274	287,518

Increase (decrease) in cash	(78,568)	84,510	6,471
Cash, beginning of period	85,039	529	—

Cash, end of period	$6,471	$85,039	$6,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

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

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We are a thinly capitalized independent record label that has previously entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists. Those Recording Agreements subsequently expired and were not renewed. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of artists’ work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing an artists’ master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

Development stage activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. The Company is a development stage company and as such has incurred net operating losses of $293,883 since inception (September 26, 2002). Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met with funds raised through shareholder loans and a private placement of its equity. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation and going concern uncertainty (Continued)

going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Accounting Standards Codification

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC does not alter current accounting principles generally accepted in the United States of America (GAAP), but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-public accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s financial statements.

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

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising dollars are invested in promotional material, website and logo development and are expensed as incurred. For the years ended December 31, 2009 and 2008 and the period September 26, 2002 (inception) through December 31, 2009, advertising expense totaled $4,500, $0, and $7,563 respectively.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity. The Company’s cash is not held for trading purposes. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements which includes prepaid expenses. Impairment analysis will be made of all assets using fair value measurements.

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

Recent Accounting Pronouncements

During 2009, the Company adopted the Financial Accounting Standards Board (FASB) ASC Topic 105 (previously FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

During the year ended December 31, 2009, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are not presented because there were no common equivalent share amounts outstanding during the periods.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. ASC Topic 740 prescribes a more-likely-than-not recognition threshold that a tax position is required to meet before being recognized in the financial statements and it provides guidance on derecognition, measurement, classification and disclosure. Because the Company did not have any uncertain tax positions, the adoption of FIN 48 did not have any impact on our beginning retained earnings or on our results of operations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.

Subsequent events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 26, 2010.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B– RELATED PARTIES

During the years ended December 31, 2009 and 2008, and the period September 26, 2002 (inception) through December 31, 2009, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made advances to the Company of $0, $30,468 per CF and $141,218 respectively, while we made repayments to Mr. Kepler of $7,500, $0 and $8,500 respectively. The advances are non-interest bearing, unsecured, and due upon demand, as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

NOTE C– CAPITAL STOCK

Common Stock

At December 31, 2009, the Company had 200,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 4,784,574 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Director.

In conjunction with an offering of its shares of Common Stock, the Company received $127, 806 in gross proceeds from the sale of 1,284,574 shares of its Common Stock at approximately $0.10 per share.

Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009. None of the Common Stock is subject to outstanding options or rights to purchase, nor does the Company have any securities that are convertible into the Common Stock. The Company has not agreed to register any of its stock for anyone, nor does the Company presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of the Common Stock.

Preferred Stock

At December 31, 2009, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) which could be designated in series as desired by the Director, and no shares of Preferred Stock issued and outstanding.

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

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE D– INCOME TAXES

The Company accounts for corporate income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	Year Ended 12/31/09	Year Ended 12/31/08	From Inception through 12/31/09
Tax benefit computed at statutory rate (34%)	$(25,384)	$(24,789)	$(99,920)
Increase in valuation allowance	25,384	24,789	99,920

	$-0-	$-0-	$-0-

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2009, the significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized.

	2009	2008
Start-up costs	$13,851	$13,851
Net operating loss carry forward	86,069	60,684
Less valuation allowance	(99,920)	(74,535)

Net deferred tax asset	$-0-	$-0-

At December 31, 2009, the Company had approximately $294,000 of net operating losses available to offset future taxable income. These carry forwards expire between the years 2022 and 2029. There are no deferred tax liabilities.

NOTE E– COMMITMENTS AND CONTINGENCIES

Operating leases

Since April 30, 2003, the Company has been using office space provided by its majority stockholder without charge.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE E– COMMITMENTS AND CONTINGENCIES (Continued)

Penalties for Failure to File Federal Tax Returns

From inception through December 31, 2008, the Company had not filed any federal tax returns. In 2009, the Company filed appropriate federal tax returns for the years ending December 31, 2003 through 2008 and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.