Form 10-Q
period 2010-03-31
G2 VENTURES INC
filed 2010-05-11
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Issuer’s Common Stock as of May 11, 2010 was 4,784,574.

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

Unaudited Balance Sheet as of March 31, 2010 and Audited Balance Sheet as of December 31, 2009	3

Unaudited Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from September 26, 2002 (inception) through March 31, 2010	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through March 31, 2010	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from September 26, 2002 (inception) through March 31, 2010	6

Notes to Financial Statements	7-8

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$1,675	$6,471
Prepaid expense	—	3,000

Total current assets	1,675	9,471

Total assets	$1,675	$9,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$15,819	$15,836
Stockholder advances	119,279	114,922

Total current liabilities	135,098	130,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(306,019)	(293,883)

Total stockholders’ deficit	(133,423)	(121,287)

Total liabilities and stockholders’ deficit	$1,675	$9,471

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2010

	Three Months Ended March 31,		From Inception
			through
	2010	2009	March 31, 2010

Revenues, net	$—	$—	$129,807

Cost of revenues	—	—	116,631

Gross profit	—	—	13,176

Operating expenses:
General and administrative	12,136	15,536	319,195

Total operating expense	12,136	15,536	319,195

Loss before taxes	(12,136)	(15,536)	(306,019)

Provision for income taxes	—	—	—

Net loss	$(12,136)	$(15,536)	$(306,019)

Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	4,784,574	4,784,574

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2010

			Additional Paid In	Accumulated
	Common Stock
	Shares	Amount	Capital	Deficit	Total

Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(74,660)	(74,660)

Balance, December 31, 2009	4,784,574	4,785	167,811	(293,883)	(121,287)

Net loss	—	—	—	(12,136)	(12,136)

Balance, March 31, 2010	4,784,574	$4,785	$167,811	$(306,019)	$(133,423)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH MARCH 31, 2010

	Three Months Ended March 31,		From Inception through March 31, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,136)	$(15,536)	$(306,019)
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	3,000	—	—
Accounts payable	(17)	4,029	15,819

Net cash flows used in operating activities	(9,153)	(11,507)	(290,200)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	154,800
Stockholder advances	5,000	—	146,218
Repayment of stockholder advances	(643)	—	(9,143)

Net cash flows provided by financing activities	4,357	—	291,875

Increase (decrease) in cash	(4,796)	(11,507)	1,675
Cash, beginning of period	6,471	85,039	—

Cash, end of period	$1,675	$73,532	$1,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. The Company is a development stage company and as such has incurred net operating losses of $306,019 since inception (September 26, 2002). Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met with funds raised through shareholder loans and a private placement of its equity. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

During the three months ended March 31, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Subsequent events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 11, 2010.

NOTE B – RELATED PARTIES

During the three months ended March 31, 2010 and 2009, and the period September 26, 2002 (inception) through March 31, 2010, Gust Kepler, the Company’s sole officer, director, employee, and major stockholder, made advances to the Company of $5,000, $0 and $146,218 respectively, while we made repayments to Mr. Kepler of $643, $0 and $9,143 respectively. The advances are non-interest bearing, unsecured, and due upon demand as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

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

Comparison of Three Month Periods Ended March 31, 2010 and March 31, 2009

No revenues were recorded during the three months ended March 31, 2010 and 2009. Operating expenses during the three month periods ended March 31, 2010 and 2009 were comprised entirely of general and administrative expenses. During the three month period ended March 31, 2010, general and administrative expenses totaled $12,136. Expenses totaling $15,536 were incurred during the same period in 2009. This $3,400 decrease reflects a reduction in professional fees from the same period in 2009.

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

As of March 31, 2010, the Company’s cash assets were $1,675 compared to $6,471 at December 31, 2009. Accounts payable decreased $17 from $15,836 at December 31, 2009 to $15,819 at March 31, 2010.

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

Changes in Internal Controls

During the three months ended March 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description

3.1	March 17, 2003	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	May 11, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	May 11, 2010	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	May 11, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	May 11, 2010	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

(Remainder of page intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 11, 2010

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer