Form 10-Q
period 2010-06-30
G2 VENTURES INC
filed 2010-07-26
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Issuer’s Common Stock as of July 26, 2010 was 4,784,574.

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

Unaudited Balance Sheet as of June 30, 2010 and Audited Balance Sheet as of December 31, 2009	3

Unaudited Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from September 26, 2002 (inception) through June 30, 2010	4

Unaudited Statement of Stockholders’ Deficit for the period from September 26, 2002 (inception) through June 30, 2010	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from September 26, 2002 (inception) through June 30, 2010	6

Notes to Financial Statements	7-8

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2010 Unaudited	December 31, 2009 Audited
ASSETS

Current Assets:
Cash	$1,446	$6,471
Prepaid expense	—	3,000

Total current assets	1,446	9,471

Total assets	$1,446	$9,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$13,758	$15,836
Stockholder advances	127,649	114,922

Total current liabilities	141,407	130,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	167,811	167,811
Deficit accumulated during development stage	(312,557)	(293,883)

Total stockholders’ deficit	(139,961)	(121,287)

Total liabilities and stockholders’ deficit	$1,446	$9,471

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2010

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

Revenues, net	$—	$—	$—	$—	$129,807

Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
General and administrative	6,538	31,896	18,674	47,432	325,733

Total operating expense	6,538	31,896	18,674	47,432	325,733

Loss before taxes	(6,538)	(31,896)	(18,674)	(47,432)	(312,557)

Provision for income taxes	—	—	—	—	—

Net loss	$(6,538)	$(31,896)	$(18,674)	$(47,432)	$(312,557)

Loss per share, basic and diluted	$—	$(0.01)	$—	$(0.01)

Weighted average number of shares outstanding	4,784,574	4,784,574	4,784,574	4,784,574

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2010

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 26, 2002	—	$—	$—	$—	$—

Contributed capital	—	—	17,796	—	17,796
Net loss	—	—	—	(40,739)	(40,739)

Balance, December 31, 2002	—	—	17,796	(40,739)	(22,943)

Issuance of common stock for cash	3,500,000	3,500	23,494	—	26,994
Net loss	—	—	—	(25,149)	(25,149)

Balance, December 31, 2003	3,500,000	3,500	41,290	(65,888)	(21,098)

Net loss	—	—	—	(13,548)	(13,548)

Balance, December 31, 2004	3,500,000	3,500	41,290	(79,436)	(34,646)

Net loss	—	—	—	(16,561)	(16,561)

Balance, December 31, 2005	3,500,000	3,500	41,290	(95,997)	(51,207)

Net loss	—	—	—	(3,611)	(3,611)

Balance, December 31, 2006	3,500,000	3,500	41,290	(99,608)	(54,818)

Net loss	—	—	—	(46,707)	(46,707)

Balance, December 31, 2007	3,500,000	3,500	41,290	(146,315)	(101,525)

Shares issued in private placement	1,284,574	1,285	126,521	—	127,806
Net loss	—	—	—	(72,908)	(72,908)

Balance, December 31, 2008	4,784,574	4,785	167,811	(219,223)	(46,627)

Net loss	—	—	—	(74,660)	(74,660)

Balance, December 31, 2009	4,784,574	4,785	167,811	(293,883)	(121,287)

Net loss	—	—	—	(18,674)	(18,674)

Balance, June 30, 2010	4,784,574	$4,785	$167,811	$(312,557)	$(139,961)

The accompanying footnotes are an integral part of these financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

FOR THE PERIOD FROM SEPTEMBER 26, 2002 (INCEPTION) THROUGH JUNE 30, 2010

	Six Months Ended		From Inception
	June 30,		through
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,674)	$(47,432)	$(312,557)
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	3,000	10,000	—
Accounts payable	(2,078)	(411)	13,758

Net cash flows used in operating activities	(17,752)	(37,843)	(298,799)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	154,800
Stockholder advances	13,550	—	154,768
Repayment of stockholder advances	(823)	—	(9,323)

Net cash flows provided by financing activities	12,727	—	300,245

Increase (decrease) in cash	(5,025)	(37,843)	1,446
Cash, beginning of period	6,471	85,039	—

Cash, end of period	$1,446	$47,196	$1,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stockholder advances forgiven as additional paid in capital	$—	$—	$17,796

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

On April 1, 2003, we acquired the business, most of the assets and assumed liabilities of G2 Companies, Inc., a music recording and production company. At the time of such acquisition, Gust Kepler, who serves as our principal shareholder, sole officer, employee and sole director, also served as an officer, director and the sole shareholder of G2 Companies, Inc., the seller. The acquisition of assets and the assumption of liabilities from G2 Companies, Inc. were not conducted at “arm’s length” due to Mr. Kepler’s interest in both companies.

We are currently a development stage music recording, production and artist management company that has had limited operations to date, primarily due to our inability to raise sufficient capital. We are a thinly capitalized independent record label that has previously entered into Exclusive Recording Artist Agreements (“Recording Agreements”) with two musical artists. Those Recording Agreements subsequently expired and were not renewed. We plan to continue the pursuit of our business plan to (i) produce and create master recordings of artists' work we have under contract and (ii) either sell or license the recordings to established record labels for distribution. If we are successful in marketing an artists' master recordings, we intend to produce and create additional master recordings for them and use this accomplishment to entice additional artists to enter into similar recording agreements.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. The Company is a development stage company and as such has incurred net operating losses of $312,557 since inception (September 26, 2002). Due to the start-up nature of the Company's business, the Company expects to incur losses as it expands. To date, the Company's cash flow requirements have been primarily met with funds raised through shareholder loans and a private placement of its equity. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

During the six months ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Subsequent Events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2010, up until the issuance of the financial statements, which occurred on July 26, 2010.

NOTE B – RELATED PARTIES

During the six months ended June 30, 2010 and 2009, and the period September 26, 2002 (inception) through June 30, 2010, Gust Kepler, the Company’s President and Chief Executive Officer, director, employee, and major stockholder, made advances to the Company of $13,550, $0 and $154,768 respectively, while we made repayments to Mr. Kepler of $823, $0 and $9,323 respectively. The advances are non-interest bearing, unsecured, and due upon demand as funds become available. In 2003, Mr. Kepler forgave $17,796 of the loans which amount was credited to additional paid in capital.

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

On April 1, 2003, we acquired the business, most of the assets and assumed liabilities of G2 Companies, Inc., a music recording and production company. At the time of such acquisition, Gust Kepler, who serves as our principal shareholder, employee and as a director, also served as an officer, director and sole shareholder of G2 Companies, Inc., the seller. The acquisition of assets and the assumption of liabilities from G2 Companies, Inc. were not conducted at “arm’s length” due to Mr. Kepler’s interest in both companies.

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

We have a limited operating history and to date have not produced any master recordings. All cash receipts to date have consisted of artist management fees (i.e., securing live performances for performing artists), loans from Gust Kepler (our Chief Executive Officer and President, principal shareholder, director and employee), and proceeds derived from a private offering of our Company’s Common Stock. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract new artists, our artists’ ability to write lyrics and music which are popular with the public, our ability to record and sell our artists’ music, and our ability to book artists for live performances.

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

Comparison of Three Month Periods Ended June 30, 2010 and June 30, 2009

No revenues were recorded during the three months ended June 30, 2010 and 2009. Operating expenses during the three month periods ended June 30, 2010 and 2009 were comprised entirely of general and administrative expenses. During the three month period ended June 30, 2010, general and administrative expenses totaled $6,538. Expenses totaling $31,896 were incurred during the same period in 2009. This $25,358 decrease reflects a reduction associated with recording costs of approximately $18,000 and professional fees of approximately $6,000.

Comparison of Six Month Periods Ended June 30, 2010 and June 30, 2009

No revenues were recorded during the six months ended June 30, 2010 and 2009. Operating expenses during the six month periods ended June 30, 2010 and 2009 were comprised entirely of general and administrative expenses. During the six month period ended June 30, 2010, general and administrative expenses totaled $18,674. Expenses totaling $47,432 were incurred during the same period in 2009. This $28,758 decrease reflects a reduction associated with recording costs of approximately $19,000 and professional fees of approximately $10,000.

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

As of June 30, 2010, the Company’s cash assets were $1,446 compared to $6,471 at December 31, 2009. Accounts payable decreased $2,078 from $15,836 at December 31, 2009 to $13,758 at June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Mr. Kepler, the Company’s President and Chief Executive Officer, and Nicole Kirkwood, the Company’s Treasurer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that is files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the most recently completed three-month period ending June 30, 2010, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Control of Financial Reporting

During the three months ended June 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On June 1, 2010, Gust Kepler resigned his positions as the Company’s Treasurer and Secretary. Mr. Kepler continues to serve as the Company’s President, Chief Executive Officer, employee and sole director. Upon his resignation, Mr. Kepler appointed Nicole Kirkwood to serve as the Company’s Vice President, Treasurer and Secretary to serve until the next annual meeting of shareholders or until her earlier resignation or termination.

Item 6.	Exhibits.

Exhibit No.	Date	Description

3.1	March 17, 2003	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	July 26, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	July 26, 2010	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	July 26, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	July 26, 2010	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on September 11, 2003.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 26, 2010

G2 VENTURES, INC.

By:	/s/ Gust Kepler
Gust Kepler, President and Chief Executive Officer

By:	/s/ Gust Kepler
Gust Kepler, Principal Financial Officer