Form 10-Q
period 2010-09-30
G2 VENTURES INC
filed 2010-11-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

G2 VENTURES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16th Floor, Tianjin Global Zhiye Square, 309 Nanjing Road, Nankai District, Tianjin, PRC 300100	86-22-58896888
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

1810 Three Galleria Tower, 13155 Noel Road, Dallas, Texas 75240

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 15, 2010 was 20,000,000.

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

Unaudited Balance Sheet as of September 30, 2010 and Audited Balance Sheet as of December 31, 2009	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from September 26, 2002 (inception) through September 30, 2010	4

Unaudited Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from September 26, 2002 (inception) through September 30, 2010	5

Notes to Financial Statements	6-9

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$6,471
Prepaid expense	—	3,000

Total current assets	—	9,471

Total assets	$—	$9,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$—	$15,836
Stockholder advances	—	114,922

Total current liabilities	—	130,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 4,784,574 shares issued and outstanding	4,785	4,785
Additional paid-in capital	299,773	167,811
Deficit accumulated during development stage	(304,558)	(293,883)

Total stockholders’ deficit	—	(121,287)

Total liabilities and stockholders’ deficit	$—	$9,471

See accompanying notes to the unaudited financial statements

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception through September 30, 2010
	2010	2009	2010	2009

Revenues, net	$—	$—	$—	$—	$129,807

Cost of revenues	—	—	—	—	116,631

Gross profit	—	—	—	—	13,176

Operating expenses:
General and administrative	4,760	16,799	23,434	64,231	330,493

Total operating expense	4,760	16,799	23,434	64,231	330,493

Operating (loss)	(4,760)	(16,799)	(23,434)	(64,231)	(317,317)

Other income	12,759	—	12,759	—	12,759

Income (loss) before taxes	7,999	(16,799)	(10,675)	(64,231)	(304,558)

Provision for income taxes	—	—	—	—	—

Net income (loss)	$7,999	$(16,799)	$(10,675)	$(64,231)	$(304,558)

Income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	4,784,574	4,784,574	4,784,574	4,784,574

See accompanying notes to the unaudited financial statements

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		From Inception through September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,675)	$(64,231)	$(304,558)
Forgiveness of debt by shareholder		—	—
Adjustments to reconcile net loss to net cash flows from operating activities:
Prepaid expense	3,000	10,000	—
Accounts payable	(15,836)	3,744	—

Net cash flows used in operating activities	(23,511)	(50,487)	(304,558)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	154,800
Stockholder advances	18,300	—	159,518
Repayment of stockholder advances	(1,260)	—	(9,760)

Net cash flows provided by financing activities	17,040	—	304,558

Increase (decrease) in cash	(6,471)	(50,487)	—
Cash, beginning of period	6,471	85,039	—

Cash, end of period	$—	$34,552	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stockholder advances forgiven as additional paid in capital	$131,962	$—	$149,758

See accompanying notes to the unaudited financial statements

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our common stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). The shares were offered and sold by the Company through our previous Chief Executive Officer, Mr. Gust C. Kepler through December 3, 2008, when we terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457, before costs of the Offering.

Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009.

Until September 28, 2010, the Company operated as a music recording, production and artist management company with limited operations. A change of control occurred on September 28, 2010 upon the closing of a Stock Purchase Agreement in which Gust Kepler, the Company’s prior sole officer and director, sold 3,300,000 shares of the Company’s Common Stock to Crystal Globe Limited, a British Virgin Islands company. Coincident with the change of control, the Company’s board of directors and executive officers were reconstituted wherein all prior officers and directors resigned and new officers and directors were elected. See Note C, Subsequent Events.

We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately before the Closing of the Reverse Merger. As a result of the Reverse Merger, Dynamic Elite International Limited (“Dynamic Elite”) is now our wholly-owned subsidiary. Dynamic Elite is the holding company of all the equity of Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”). On September 16, 2010, prior to the Reverse Merger, Junhe Consulting and Tianjin Joway Shengshi Group Co., Ltd. (“Joway Group”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Joway Group became Junhe Consulting’s contractually controlled affiliate. Through Junhe Consulting, we effectively and substantially control Joway Group and its three wholly owned subsidiaries. Consequently, we are now, through our PRC Operating Entities, namely Joway Group, Liaoning Joway Technology Engineering Co., Ltd. (“Joway Technology”), Tianjin Joway Decoration Engineering Co., Ltd. (“Joway Decoration”) and Tianjin Oriental Shengtang Import & Export Trading Co., Ltd. (“Shengtang Trading”), in the business of research and development, manufacture and sales of tourmaline-related healthcare products and as a result of the Reverse Merger on October 1, 2010, have ceased to be a “shell” company.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation and going concern uncertainty

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements and related footnotes for the year ended December 31, 2009, included in the Annual Report filed on Form 10-K for the year then ended.

In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the company’s financial position as of September 30, 2010, and the results of operations and cash flows for the three and nine month periods ending September 30, 2010 have been included. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and as such has incurred net operating losses of $304,558 since inception (September 26, 2002), and for the nine months ended September 30, 2010 incurred losses of $10,675. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met with funds raised through shareholder loans and a private placement of its equity. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

During the nine months ended September 30, 2010, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B – RELATED PARTIES

During the nine months ended September 30, 2010 and 2009, and the period September 26, 2002 (inception) through September 30, 2010, Gust Kepler, the Company’s President and Chief Executive Officer, director, employee, and major stockholder, made advances to the Company of $18,300, $0 and $159,518 respectively, while we made repayments to Mr. Kepler of $1,260, $0 and $9,760, respectively. During the same periods Mr. Kepler forgave amounts due to him by the Company totaling $131,962, $0 and $149,758, respectively.

NOTE C – SUBSEQUENT EVENTS

On October 1, 2010, the Company completed a reverse acquisition transaction through a share exchange with Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and the sole shareholder of Dynamic Elite, a British Virgin Islands company, whereby the Company acquired 100% of the issued and outstanding capital stock of Dynamic Elite in exchange for 15,215,426 shares of our Common Stock which constituted 76.1% of the Company’s issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dynamic Elite became the Company’s wholly-owned subsidiary and the former shareholder of Dynamic Elite became the Company’s controlling shareholder. The share exchange transaction with Dynamic Elite and Crystal Globe, was treated as a reverse acquisition for accounting and financial reporting purposes, with Dynamic Elite as the acquirer and the Company as the acquired party. As a result of the reverse acquisition transaction, the Company now owns all of the issued and outstanding capital stock of Dynamic Elite.

Dynamic Elite holds 100% of the equity interest of Tianjin Junhe Consulting, a PRC company. On September 16, 2010, prior to the reverse acquisition, Junhe Consulting and Joway Group, a PRC company, entered into VIE Agreements pursuant to which Joway Group became Junhe Consulting’s contractually controlled affiliate.

The use of VIE Agreements is a common structure used to control PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

•	a Consulting Services Agreement through which Junhe Consulting has the right to advise, consult, and assist Joway Group and collect and own all of the net profits of Joway Group;

•

an Operating Agreement through which Junhe Consulting has the right to recommend director candidates and appoint the senior executives of Joway Group, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Group, and guarantee the contractual performance by Joway Group of any agreements with third parties, in exchange for a pledge by Joway Group of its accounts receivable and assets;

•

a Proxy Agreement under which the two owners of Joway Group have vested their collective voting control over Joway Group to Junhe Consulting and will only transfer their respective equity interests in Joway Group to Junhe Consulting or its designee(s);

•	an Option Agreement under which the owners of Joway Group have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Group; and

•

an Equity Pledge Agreement under which the owners of Joway Group have pledged all of their rights, titles and interests in Joway Group to Junhe Consulting to guarantee Joway Group’s performance of its obligations under the Consulting Services Agreement.

G2 VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE C – SUBSEQUENT EVENTS (Continued)

Through Junhe Consulting, the Company effectively and substantially controls Joway Group and its three wholly owned subsidiaries: Joway Technology, Shengtang Trading and Joway Decoration.

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

On May 13, 2008, through a registered offering, we offered up to 1,500,000 shares of our common stock on a self-underwritten basis at a price of $0.10 per share with a minimum offering of 1,200,000 shares and a maximum offering of 1,500,000 shares (the “Offering”). The shares were offered and sold by the Company through our previous Chief Executive Officer, Mr. Gust C. Kepler through December 3, 2008, when we terminated the Offering after subscribing 1,284,574 shares and raising an aggregate of $128,457, before costs of the Offering.

Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009.

Until September 28, 2010, the Company operated as a music recording, production and artist management company with limited operations. A change of control occurred on September 28, 2010 upon the closing of a Stock Purchase Agreement in which Gust Kepler, the Company’s prior sole officer and director, sold 3,300,000 shares of the Company’s Common Stock to Crystal Globe Limited, a British Virgin Islands company. Coincident with the change of control, the Company’s board of directors and executive officers were reconstituted wherein all prior officers and directors resigned and new officers and directors were elected. See Recent Events.

On October 1, 2010, we entered into and consummated a Share Exchange Agreement with Crystal Globe, the sole shareholder of Dynamic Elite and Dynamic Elite to acquire all the issued and outstanding capital stock of Dynamic Elite, a British Virgin Islands company, in exchange for the issuance to Crystal Globe of 15,215,426 restricted shares of our common stock. As of result of this Reverse Merger, Crystal Globe owns a total of 18,515,426 shares of our common stock or approximately 92.58% of our total and issued shares of common stock and is our single largest shareholder. See Recent Events.

As described above, because of our acquisition of Dynamic Elite, we now control, through Junhe Consulting, the PRC Operating Entities under the VIE Agreements and are now involved in the manufacture and sale of tourmaline-related healthcare products.

We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately before the Closing of the Reverse Merger. As a result of the Reverse Merger, Dynamic Elite is now our wholly-owned subsidiary. Dynamic Elite is the holding company of all the equity of Junhe Consulting. On September 16, 2010, prior to the Reverse Merger, Junhe Consulting and Joway Group entered into a series of VIE Agreements pursuant to which Joway Group became Junhe Consulting’s contractually controlled affiliate. Through Junhe Consulting, we effectively and substantially control Joway Group and its three wholly owned subsidiaries. Consequently, we are now, through our PRC Operating Entities, namely Joway Group, Joway Technology, Joway Decoration and Shengtang Trading, in the business of research and development, manufacture and sales of tourmaline-related healthcare products and as a result of the Reverse Merger on October 1, 2010, have ceased to be a “shell” company.

Recent Events

On October 1, 2010, the Company completed a reverse acquisition transaction through a share exchange with Crystal Globe, a British Virgin Islands company and the sole shareholder of Dynamic Elite, whereby the Company acquired 100% of the issued and outstanding capital stock of Dynamic Elite in exchange for 15,215,426 shares of our Common Stock which constituted 76.1% of the Company’s issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Dynamic Elite became the Company’s wholly-owned subsidiary and the former shareholder of Dynamic Elite became our controlling shareholder. The share exchange transaction with Dynamic Elite and Crystal Globe, was treated as a reverse acquisition for accounting and financial reporting purposes, with Dynamic Elite as the acquirer and the Company as the acquired party. As a result of the reverse acquisition transaction, the Company now owns all of the issued and outstanding capital stock of Dynamic Elite.

Dynamic Elite holds 100% of the equity interest of Tianjin Junhe Consulting, a PRC company. On September 16, 2010, prior to the reverse acquisition, Junhe Consulting and Joway Group, a PRC company, entered into VIE Agreements pursuant to which Joway Group became Junhe Consulting’s contractually controlled affiliate.

The use of VIE Agreements is a common structure used to control PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

•	a Consulting Services Agreement through which Junhe Consulting has the right to advise, consult, and assist Joway Group and collect and own all of the net profits of Joway Group;

•

an Operating Agreement through which Junhe Consulting has the right to recommend director candidates and appoint the senior executives of Joway Group, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Group, and guarantee the contractual performance by Joway Group of any agreements with third parties, in exchange for a pledge by Joway Group of its accounts receivable and assets;

•

a Proxy Agreement under which the two owners of Joway Group have vested their collective voting control over Joway Group to Junhe Consulting and will only transfer their respective equity interests in Joway Group to Junhe Consulting or its designee(s);

•	an Option Agreement under which the owners of Joway Group have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Group; and

•

an Equity Pledge Agreement under which the owners of Joway Group have pledged all of their rights, titles and interests in Joway Group to Junhe Consulting to guarantee Joway Group’s performance of its obligations under the Consulting Services Agreement.

Through Junhe Consulting, the Company effectively and substantially controls Joway Group and its three wholly owned subsidiaries: Joway Technology, Shengtang Trading and Joway Decoration.

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

Comparison of Three Month Periods Ended September 30, 2010 and September 30, 2009

No revenues were recorded during the three months ended September 30, 2010 and 2009. Operating expenses during the three month periods ended September 30, 2010 and 2009 were comprised entirely of general and administrative expenses. During the three month period ended September 30, 2010, general and administrative expenses totaled $4,760. Expenses totaling $16,799 were incurred during the same period in 2009. This $12,039 decrease reflects a reduction associated with advertising expense of approximately $4,500 and outside services of approximately $7,500. Also during the three months ended September 30, 2010, certain vendors forgave approximately $13,000 in outstanding accounts payables attributable to 2008.

Comparison of Nine Month Periods Ended September 30, 2010 and September 30, 2009

No revenues were recorded during the nine months ended September 30, 2010 and 2009. Operating expenses during the nine month periods ended September 30, 2010 and 2009 were comprised entirely of general and administrative expenses. During the nine month period ended September 30, 2010, general and administrative expenses totaled $23,434. Expenses totaling $64,231 were incurred during the same period in 2009. This $40,797 decrease reflects a reduction associated with recording costs of approximately $19,000, advertising costs of approximately $4,500 and outside services of approximately $17,300. Also during the nine months ended September 30, 2010, certain vendors forgave approximately $12,800 in outstanding accounts payables attributable to 2008.

Liquidity and Capital Resources

At September 30, 2010, the Company was a “shell company” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. At September 30, 2010, the Company had no cash or debt and no operations. As a result, as of September 30, 2010 there was substantial doubt about the Company’s ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

On October 1, 2010, as a result of the reverse acquisition transaction with Crystal Globe, the Company ceased being a “shell company.” As disclosed in our Current Report on Form 8-K filed with the SEC on October 7, 2010, the Company’s PRC operating subsidiaries, Joway Group, and its VIE entities Joway Technology, Joway Decoration Co., and Shengtang Trading were in the development stage until 2009 when planned operations commenced. Beginning in May 2007 during its development stage, the Company’s Chief Executive Officer, Jinghe Zhang, made cash advances to Joway Group to fund its operations. The advances were made on an interest-free basis and are unsecured. Through June 30, 2010, Jinghe Zhang made advances to the Joway Group in the aggregate amount of $4,637,397. In addition, beginning in March 2007, Jinghe Zhang made advances to Joway Technology to fund its operations. The advances were made on an interest-free basis and were unsecured. Through June 30, 2010, Jinghe Zhang made advances to Joway Technology in the aggregate principal amount of $22,031 all of which were repaid.

Beginning in 2009 when the PRC operating subsidiaries began generating revenue, Joway Group has been reducing the outstanding balance owed to Jinghe Zhang and as of June 30, 2010, Joway Group owed Jinghe Zhang $453,124. Mr. Zhang does not have an obligation to provide further advances to any of the PRC operating subsidiaries. In addition, under the terms of the agreement with Mr. Zhang, he has the right to demand repayment of the remaining $453,124 owed to him at any time, although we do not expect that he will do so.

Towards the latter half of 2009, the PRC operating subsidiaries have developed their principal operations to the level where cash generated by their operations is the primary source of liquidity. At June 30, 2010, cash on a combined basis was $0.6 million and net working capital was $2.3 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. However, based on our current expectations, we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months, even in the event Mr. Zhang demands immediate repayment of all remaining amounts owed to him. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity and the availability of and our requirements for capital resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

At September 30, 2010, Mr. Kepler, the Company’s President and Chief Executive Officer, and Nicole Kirkwood, the Company’s Treasurer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that is files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the most recently completed three month period ending September 30, 2010, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Control of Financial Reporting

During the three months ended September 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Reserved and Removed.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description
31.1	November 15, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	November 15, 2010	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	November 15, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	November 15, 2010	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2010

G2 VENTURES, INC.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer