Form 10-K
period 2010-12-31
Joway Health Industries Group Inc
filed 2011-04-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as specified in its charter)

Nevada	98-0221494
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

No. 2, Baowang Road, Baodi Economic Development Zone,

Tianjin, PRC 301800

(Address of principal executive office)

Registrant’s telephone number, including area code: +(86)-22-22533666

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

As of March 31, 2011, there were 20,000,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

Information Regarding Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. BUSINESS

The Overview

Through our PRC Operating Entities, Joway Health Industries Group Inc. (the “Company”) is engaged in the manufacture and sale of tourmaline-related healthcare products. We are incorporated in the state of Nevada. Our principal executive offices are located at No. 2. Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 301800.

Corporate History

Joway Health Industries Group, Inc.

Until October 1, 2010, we were a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We were originally formed as a Texas corporation on March 21, 2003 to acquire most of the assets and certain liabilities of and succeed to the business of G2 Companies, Inc., (formerly Hartland Investment, Inc.), as an independent recording company and artist management company. The acquisition of G2 Companies, Inc. was consummated on April 1, 2003. On May 13, 2008, through a registered offering, we sold 1,284,574 shares of our common stock raising an aggregate of $128,457, before costs of the Offering. Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009. Prior to the Share Exchange Transaction, we were a development stage music recording, production and artist management company that had limited operations, primarily due to our inability to raise sufficient capital.

On September 28, 2010, Mr. Kepler, our former Chief Executive Officer and majority shareholder, sold to Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) 3,300,000 shares of common stock in the Company, which at that time represented 68.97% of the issued and outstanding capital stock of the Company. In connection with the sale, Mr. Kepler resigned as our sole officer and director and appointed Crystal Globe’s nominees, Mr. Jinghe Zhang, as our new President, Chief Executive Officer and sole director and Mr. Yuan Huang as our new Chief Financial Officer, Secretary and Treasurer. As a result, on September 28, 2010, there was a change in control of the Company.

On October 1, 2010, as a result of a transaction with Dynamic Elite (the “Share Exchange”), Dynamic Elite became our wholly-owned subsidiary and we ceased to be a shell company. Dynamic Elite is the holding company of all the equity of Junhe Consulting.

Share Exchange Transaction

On October 1, 2010, we entered into a Share Exchange Agreement with Crystal Globe, the sole shareholder of Dynamic Elite pursuant to which Crystal Globe transferred all of its shares in Dynamic Elite to us in exchange for 15,215,426 shares of our common stock. As a result, Dynamic Elite became our wholly-owned subsidiary and Crystal Globe held a total of 18,515,426 shares (approximately 92.6%) of our issued and outstanding common stock.

The Share Exchange was treated for accounting purposes as a reverse acquisition. Therefore, the Company’s financial statements after the Share Exchange are those of Dynamic Elite and its subsidiaries and controlled companies on a consolidated basis, as if the Share Exchange had been in effect retroactively for all periods presented.

Change of State of Incorporation; Name Change

In December 2010, the Company changed its jurisdiction of incorporation from the State of Texas to the State of Nevada and changed its name to Joway Health Industries Group, Inc. In connection with these changes, the Company adopted new Articles of Incorporation and Bylaws.

Dynamic Elite

Dynamic Elite was founded on June 2, 2010 under the laws of the British Virgin Islands by Crystal Globe and Edwin Liu, the sole shareholder of Crystal Globe at the request of Mr. Zhang Jinghe. Mr. Liu is a friend of Mr. Zhang Jinghe. On September 15, 2010, Dynamic Elite established a wholly-owned subsidiary — Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”), as a wholly foreign-owned enterprise (WOFE) under the laws of the PRC for the purposes of acquiring Joway Shengshi and engaging in the manufacture and distribution of tourmaline products in China. Under Article 6 of the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, adopted April 12, 1986 at the 4th Sess. of the 6th National People’s Congress and as amended on October 31, 2000 (“PRC WOFE Law”) and Article 7 of the Detailed Rules for the Implementation, any person or entity that intends to establish an enterprise in the PRC with foreign capital is required to submit an application for examination and approval to the appropriate department under the State Council. On September 9, 2010, the local Tianjin City government issued a certificate of approval approving the foreign ownership of Junhe Consulting by Dynamic Elite. Mr. Zhang Jinghe was appointed the Executive Director of Junhe Consulting.

PRC Operating Entities

All of our business operations are conducted through our PRC Operating Entities. The chart below sets forth our corporate structure.

Joway Shengshi

On May 17, 2007, Jinghe Zhang, Si Lijun and Song Baogang founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the laws of the PRC. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of the Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Si Lijun transferred 4% of the equity interest in Joway Shengshi to Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. Joway Shengshi owns 100% equity interest in each of Joway Technology, Joway Decoration, and Shengtang Trading.

Joway Technology

Joway Technology was incorporated under the laws of the PRC on March 28, 2007, with a registered capital of RMB 1,100,000. Its term of operation expires on March 27, 2017. It was formed to engage in intelligent engineering design and construction, development and sales of electronics, water filters, and other similar products. Prior to July 25, 2010, Joway Shengshi held 90.91% of Joway Technology. On July 25, 2010 the Joway Shengshi acquired the remaining 9.09% of Joway Technology from Chen Jingyun for RMB100,000 in cash.

Joway Decoration

Joway Decoration was incorporated by Joway Shengshi under the PRC laws on April 22, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on April 21, 2019. It was formed to engage in the business of intelligent electric heating project design and construction, development and sales of electronics technology and water filters, and the manufacture and sales of wood products. Prior to July 9, 2010, the Joway Group owned 90% of Joway Decoration. On July 9, 2010, the Joway Shengshi entered into a share acquisition agreement with Chen Jingyun to acquire the remaining 10% of the shares of Joway Decoration for RMB 200,000 in cash.

Shengtang Trading

Shengtang Trading was incorporated by Joway Shengshi under the PRC laws on September 18, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on September 17, 2029. It was formed to engage in the business of the import and export of merchandise and technology; knitwear, biochemistry (excluding toxic chemicals and drugs), and wholesale and retail sale of hardware. Prior to July 28, 2010, the Joway Shengshi owned 95% of Shengtang. On July 28, 2010, the Joway Shengshi entered into a share acquisition agreement with Wang Aiying to acquire the remaining 5% of the shares of Shengtang for RMB100,000 in cash.

Jingyun Chen is currently a General Manager of Joway Technology and Joway Decoration. Aiying Wang currently is an employee of Joway Shengshi but does not hold any management position.

VIE Agreements

On September 16, 2010, prior to the Share Exchange, our subsidiary, Junhe Consulting, and Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”), a PRC company, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Joway Shengshi became Junhe Consulting’s contractually controlled affiliate.

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jinghe Zhang and Baogang Song, the shareholders of Joway Shengshi, entered into a Call Option Agreement with the sole shareholder of Crystal Globe, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vests as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on April 2 of 2012 and 2013. As a result, the shareholders of Joway Shengshi will become the indirect beneficial owners of the shares of the Company held by Crystal Globe.

Under PRC law the acquisition of Joway Shengshi by Junhe Consulting must be structured as a cash transaction with the purchase price based on the appraised value of the equity interest or assets to be sold. Neither Junhe Consulting nor Dynamic Elite had sufficient cash to pay the appraised value of the equity interest or assets of the Joway Shengshi. Alternatively, the shareholders of Joway Shengshi entered into a series of contractual agreements (the “VIE Agreements”) which enabled Dynamic Elite to gain control of Joway Shengshi and consolidate into its financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries without triggering the regulatory requirements of PRC law. Under PRC law the VIE Agreements are considered commercial transactions among legal entities and individuals, and do not trigger the PRC requirements that apply to acquisitions, although the pledge by the Joway Shengshi’s equity holders of all their equity in Joway Shengshi to Junhe Consulting pursuant to the Equity Pledge Agreement (the “Equity Pledge”) must be registered with the appropriate governmental agency. The Equity Pledge was registered with local administration department for industry and commerce pursuant to the Section 1 of Article 226 of PRC Property Law passed by National People's Congress on March 16, 2007.

Through Junhe Consulting, we effectively and substantially control Joway Shengshi and its three wholly owned subsidiaries Joway Technology, Shengtang Trading and Joway Decoration.

The VIE Agreements include:

•	a Consulting Services Agreement through which Junhe Consulting has the right to advise, consult, manage and operate Joway Shengshi and collect and own all of the net profits of Joway Shengshi;

•

an Operating Agreement through which Junhe Consulting has the right to recommend director candidates and appoint the senior executives of Joway Shengshi, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Shengshi, and guarantee the contractual performance by Joway Shengshi of any agreements with third parties, in exchange for a pledge by Joway Shengshi of its accounts receivable and assets;

•

a Proxy Agreement under which the two shareholders of Joway Shengshi have vested their collective voting control over Joway Shengshi to Junhe Consulting and may only transfer their respective equity interests in Joway Shengshi to Junhe Consulting or its designee(s);

•

an Option Agreement under which the shareholders of Joway Shengshi have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi with a consideration equal to the capital paid in by the shareholders in the amount of 50 million RMB (approximately USD $7.52 million). As executive director of Junhe Consulting, Mr. Zhang Jinghe has the power to exercise the option in his sole discretion, and

•

an Equity Pledge Agreement under which the owners of Joway Shengshi have pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

Terms of the VIE Agreements

Consulting Agreement

Under the Consulting Agreement, Joway Shengshi retained Junhe Consulting to (i) provide general advice and assistance relating to the management and operation of Joway Shengshi’s business; (ii) provide general advice and assistance with respect to employment and staffing issues, including recruiting and training of management personnel, administrative personnel and other staff, establishing an efficient payroll management system, and relocation assistance; (iii) provide business development advice and assistance; and (iv) such other advice and assistance as may be agreed upon by the parties. In return, Joway Shengshi agreed to pay Junhe Consulting quarterly a consulting fee in an amount equal to all of Joway Shengshi’s net income for that quarter within fifteen (15) days after receipt of Joway Shengshi’s quarterly financial statements. Joway Shengshi shall cause the owners of Joway Shengshi to pledge their equity interests in Joway Shengshi to Junhe Consulting to secure the payment of the foregoing consulting fee.

Joway Shengshi is subject to a number of covenants typical for this type of transaction, including the obligation to provide monthly, quarterly and annual reports, and other information requested by Junhe Consulting. In addition, Joway Shengshi is subject to a number of negative covenants, including the agreement that it will not (i) issue, purchase or redeem any equity or debt, or equity or debt securities, (ii) create, incur, assume or suffer to exist any liens upon any of its property or assets (except certain enumerated liens), (iii) wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or sale of all or substantially all of its assets; (iv) declare or pay any dividends, (v) incur, assume or suffer to exist any indebtedness, (other than certain enumerated exceptions); (vi) lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except receivables in the ordinary course of business; (vii) enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any of its affiliates or related parties, other than on terms and conditions substantially as favorable to Joway Shengshi as would be obtainable in a comparable arm’s-length transaction; (viii) make any expenditure for fixed or capital assets (including, without limitation, expenditures for maintenance and repairs which are capitalized in accordance with generally accepted accounting principles in the PRC and capitalized lease obligations) during any quarterly period which exceeds the aggregate the amount contained in the budget; (ix) amend or modify or change its Articles of Association or business license, or any agreement entered into by it, with respect to its capital stock, or enter into any new agreement with respect to its capital stock; or (x) engage (directly or indirectly) in any business other than those types of business prescribed within the business scope of its business license.

The Consulting Agreement may be terminated by Junhe Consulting for any reason at any time. In addition, the Consulting Agreement may be terminated by Junhe Consulting by written notice in the event of a material breach by Joway Shengshi which, in the case of breach of a non-financial obligation, has not been remedied within fourteen (14) days following the receipt of such written notice. Either party may terminate the Consulting Agreement by written notice to the other party if (i) the other party becomes bankrupt or insolvent or is the subject of proceedings or arrangements for liquidation or dissolution or ceases to carry on business or becomes unable to pay its debts as they become due; (ii) if the operations of Junhe Consulting are terminated; or (iii) if circumstances arise which materially and adversely affect the performance or the objectives of the Consulting Agreement.

Operating Agreement

Under the Operating Agreement, Junhe Consulting agreed to guarantee Joway Shengshi’s performance of contracts, agreements or transactions with third parties in consideration for the pledge by Joway Shengshi to Junhe Consulting of all of Joway Shengshi’s assets. In addition, Joway Shengshi and its shareholders agreed that Joway Shengshi would not, without the prior written consent of Junhe Consulting, enter into any transactions which may materially affect the assets, obligations, rights or the operations of Joway Shengshi (excluding transactions entered into in the ordinary course of business and the lien obtained by relevant counter parties due to such agreements), including transactions involving (i) the borrowing of money or assumption of any debt; (ii) the sale or purchase from any third party any asset or right, including, but not limited to, any intellectual property rights; (iii) the provision of any guarantees to any third parties using its assets or intellectual property rights; or (iv) the assignment of any business agreements to any third party. Joway Shengshi and its shareholders also agreed to appoint to the Joway Shengshi’s board of directors, and Joway Shengshi’s General Manager, Chief Financial Officer, and other senior officers those persons recommended or selected by Junhe Consulting.

Voting Rights Proxy Agreement

Under the Proxy Agreement, the Shareholders irrevocably granted to Junhe Consulting, for the maximum period of time permitted by law, all of their voting rights as shareholders of Joway Shengshi. In addition, the Shareholders agreed not to transfer their equity interest in Joway Shengshi to any third party (other than Junhe Consulting or a designee of Junhe Consulting). The Proxy Agreement may not be terminated without the unanimous consent of all Parties, except Junhe Consulting, which may terminate the Proxy Agreement with or without cause on thirty (30) days prior written notice.

Option Agreement

Under the Option Agreement, the Shareholders irrevocably granted to Junhe Consulting or its designee an exclusive option to purchase at any time, to the extent permitted under PRC Law, all or a portion of the Shareholders’ Equity Interest in Joway Shengshi for a price equal to the capital paid in by the Shareholders on a pro rata basis in accordance with the percentage of the Shareholders’ Equity Interest acquired, subject to applicable PRC laws and regulations.

Equity Pledge Agreement

Under the Equity Pledge Agreement, the Shareholders pledged all of their right, title and interest in their equity interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement. The pledge expires two (2) years after the satisfaction by Joway Shengshi of all of its obligations under the Consulting Services Agreement. During the term of the Equity Pledge Agreement, Junhe Consulting is entitled to vote, control, sell, or dispose of the Pledged Collateral in the event the Company does not perform its obligations under the Consulting Services Agreement. In addition, Junhe Consulting is entitled to collect any and all dividends declared or paid in connection with the Pledged Collateral.

Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of Joway Shengshi and to receive, through our subsidiaries, all of its profits. As a result, we are considered the primary beneficiary of Joway Shengshi and its operations, and Joway Shengshi and its subsidiaries are deemed to be our variable interest entities. Accordingly, we are able to consolidate into our financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries.

Call Option Agreement

As part of the reorganization of the Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of the Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Zhang and Mr. Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of G2 Ventures, Inc. and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in G2 Ventures held by Crystal Globe pursuant to this Call Option Agreement.

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of the date of this report, we have 119 employees. Our principal executive offices are located at No. 2. Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

Introduction to Tourmaline

Tourmaline is a crystal silicate mineral compounded with elements such as aluminum, iron, magnesium, sodium, lithium, or potassium. Tourmaline is classified as a semi-precious stone and the gem comes in a wide variety of colors. (Source: http://en.wikipedia.org/wiki/Tourmaline)

Tourmaline has the ability to become its own source of electric charge, as it is both pyroelectric, as well as piezoelectric. When it is put under pressure or when it is dramatically heated or cooled, tourmaline creates an electrical charge capable of emitting far infrared rays (“FIR”) and negative ions. (Source: http://www.globalhealingcenter.com/tourmaline.html)

FIRs are invisible waves of energy capable of penetrating deep into the human body, where they gently elevate the body's surface temperature and activate major bodily functions. Negative ions are atoms that have a negative electric charge. (Source: http://www.globalhealingcenter.com/tourmaline.html)

Because it is a permanent source of FIRs and negative ions, tourmaline is believed to have the advantage of improving human body circulation, relieving stress, increasing mental alertness and strengthening the immune system function (Source: Niwa Institute for Immunology, Japan. Int J. Biometeorol 1993 Sep; 37(3) 133- 8). Tourmaline has been used to manufacture a wide range of healthcare products, including apparel, bedding, water purifiers, sauna rooms, and personal care products.

We purchase liquid tourmaline from domestic companies which, in turn, import it from South Korea. Liquid tourmaline is readily available and its price has remained relatively stable. We have not experienced any shortage in tourmaline but as a precaution, we closely monitor its price and have several back-up suppliers.

China’s Tourmaline Health-Related Products Market

The use of tourmaline in health-related products in China began in 2001. Although more and more companies are producing tourmaline health-related products every year, the market for these products in China is still in its infancy and highly fragmented. (Source: 2010-2012 China's tourmaline market and investment prospects research report, Institute of China Uniway Economics, August, 2010).

Currently, there are numerous kinds of tourmaline health-related products on the market, including tourmaline clothes, tourmaline mattresses, tourmaline water machines, etc. In China, users of tourmaline health-related products are typically middle-aged and elderly people and demand for tourmaline health-related products is still relatively low compared to the size of the Chinese population.

We believe that the main challenge for the tourmaline health-related product companies is market development rather than competition. With rising living standards, increasing disposable income, higher health consciousness and the greater awareness of the health benefits of tourmaline, we believe that the tourmaline health products market will grow rapidly in the next few years.

Manufacturing Process

We have two manufacturing processes.

One manufacturing process consists of applying or infusing raw textiles with liquid or granular tourmaline and then producing products from these tourmaline-infused textiles. This process is used to produce Male and Female Underpants, Tourmaline Scarves and Tourmaline Pillowcases.

Our second manufacturing process consists of applying or infusing already finished products with liquid or granular tourmaline. We purchase finished products, such as clothing, bedding, and mattresses and then, using one or more of the techniques described below, coat and/or infuse the products with liquid or granular tourmaline.

We coat or infuse liquid or granular tourmaline into our products using one or more of the following methods:

The Spray Method

We use special high-pressure nozzles to spray liquid tourmaline onto the surface of the product. Through this process, the tourmaline particles attach onto the surface of the product. We then use a high-temperature ironing machine to embed the tourmaline particles into the fibers of the product. This method is used in the manufacture of large pieces of textile products, such as mattresses.

The Dip Method

We completely immerse fabrics into liquid tourmaline and then stir the fabrics in the liquid tourmaline to ensure the tourmaline particles attach to the surface of the fabrics. Finally, we embed the tourmaline particles into the fibers by applying heat with our special high-temperature ironing machine. This method is used in the manufacture of smaller products, such as underwear, scarves, and shirts.

The Filling Method

We fill the products with tourmaline particles. This method is used to make activated water machines and other water treatment products.

The three methods mentioned above are key to our manufacturing process. We protect our manufacturing methods via confidentiality agreements entered into between us and our employees. Pursuant to the confidentiality agreement, the employee is prohibited from unlawfully revealing and using our confidential technology during his term of employment and ten years after the termination of employment. We also plan to submit a patent application for the dip method in the PRC.

Our Products and Services

We primarily manufacture the following three series of tourmaline-related healthcare products:

1.	Healthcare Knit Goods Series

For the fiscal years ended December 31, 2009 and 2010, our healthcare knit goods series of products accounted for approximately 55.4% and 51.7% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

Set forth below is a list of healthcare knit goods products, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Golden Mattress		Spray Method
2	Tourmaline Mattress		Spray Method
3	Tourmaline Undergarment		Dip Method
4	Tourmaline Bed Linens		Spray Method
5	Tourmaline Male Shirts		Dip Method

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2009 and 2010, our daily healthcare and personal care series of products accounted for approximately 16% and 17.1% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products.

Set forth below is a list of our products in the daily healthcare and personal care series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacture Method
1	Tourmaline Wrist Protector		Spray Method
2	Tourmaline Knee Protector		Spray Method
3	Tourmaline Scarves		Dip Method
4	Tourmaline Shampoo		Filling Method
5	Tourmaline Soap		Filling Method
6	Tourmaline Socks		Dip Method

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2009 and 2010, our wellness house and activated water machine series of products accounted for approximately 28.5% and 31.2% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, tourmaline wellness house materials, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat one to eight people depending on its size; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications.

Below is a list of different models of our Wellness House for family use:

Model	Trademark/Mark	Material	Dimension	Capacity	Manufacturing Method
Classic Mini Wellness House		Hemlock	1.0mX1.0mX1.9m	1-2 persons	Spray Method
Classic Twin Wellness House I		Hemlock	1.2mX1.05MX1.9m	2-3 persons	Spray Method
Classic Twin Wellness House II		Snow Pine	1.2mX1.05mX1.9m	2-3 persons	Spray Method
Elegant Multi-Person Wellness House		Hemlock	1.5mX0.53mX1.37mX1.9m	4-5 persons	Spray Method
Classic Multi-Person Wellness House		Hemlock	1.75mX1.6mX1.9m	6-7 persons	Spray Method

Our tourmaline water machines or water mugs purify, mineralize and activate the water in them because we infuse tourmaline particles into the filter of the water machine or water mug.

Below is a list of our water treatment products:

No.	Products	Trademark/Mark	Manufacturing Method
1	Tourmaline Water Machine		Filling Method
2	Tourmaline Water Mug		Filling Method

Return policy

It is the Company’s normal commercial practice that we only allow for the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have 20 employees engaged in manufacturing as of the date of this report. We have our own design team comprising four designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2009 and 2010, respectively.

Top Ten Customers in 2009
No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Shandong Jingbo Holdings Development Co., Ltd.	523,223	77,058	Wellness House materials	2.5%
2	Beijing No. 9 Urban Construction Engineering Company Limited	397,087	58,481	Wellness House materials	1.9%

3	Baocong Yang Joining Franchise Store	380,788	56,080	Tourmaline mattress and underwear	1.8%
4	Jinbao Liu Joining Franchise Store	369,461	54,412	Tourmaline mattress, pillowcases and soap	1.7%
5	Xiuchun Jia Joining Franchise Store	357,615	52,668	Tourmaline mattress, mugs and scarves	1.7%
6	Fengqi Wu	349,628	51,492	Tourmaline Wellness House	1.6%
7	Zhuoguan Joining Franchise Store	330,795	48,718	Tourmaline mattress, pillowcases and soap	1.6%
8	ZhengyiQiao Joining Franchise Store	290,334	42,759	Tourmaline mattress, pillowcases and soap	1.4%
9	Ning Fang Joining Franchise Store	289,004	42,563	Tourmaline mattress, pillowcases and soap	1.4%
10	Liang Ping Joining Franchise Store	288,362	42,469	Tourmaline mattress, pillowcases and soap	1.4%

Total		3,576,308	526,700		16.8%

Top Ten Customers in 2010
No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Dejun Wang Franchise Store	1,383,605	204,109	Tourmaline Water Machine, Wellness Room	2.7%
2	Tong Li Franchise Store	1,281,138	188,993	Tourmaline Scarves, Wellness Room	2.5%
3	Jianhua Zhang Franchise Store	1,240,607	183,014	Tourmaline Mattress, Wellness Room	2.4%
4	Meihua Zheng Franchise Store	1,055,667	155,732	Tourmaline Mattress	2.1%
5	Defeng Cai Franchise Store	1,014,877	149,714	Tourmaline Mattress, Wellness Room	2.0%
6	Min Yu Franchise Store	863,715	127,415	Tourmaline Mattress, Wellness Room	1.7%
7	Xiuxue Xu Franchise Store	815,355	120,281	Tourmaline Mattress, Tourmaline Cup	1.6%
8	Xinru Fan Franchise Store	806,217	118,933	Tourmaline Mattress, Tourmaline Socks	1.6%
9	Ning Fang Franchise Store	791,531	116,767	Tourmaline Mattress, Tourmaline Water Machine	1.6%
10	Hong Bai Franchise Store	782,999	115,508	Tourmaline Mattress, Tourmaline Soap	1.5%

Total		10,035,711	1,480,466		19.71%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2009 and 2010.

Suppliers

Below is a list of our top ten suppliers in 2009 and 2010, respectively.

Top Ten Suppliers in 2009
No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Tianjin Daxing Import & Export Trade Co., Ltd.	2,278,539	335,573	Cloth, cotton, fabrics and underwear	18.2%
2	Shenyang Joway Industrial Development Co., Ltd.	2,227,718	328,088	Cloth, cotton, underpants and hats	17.8%
3	HainingFutianrun Silk Co., Ltd.	604,125	88,973	Cloth and Cotton,	4.8%
4	Hangzhou Chufan Textile Co., Ltd.	603,752	88,918	Cloth, cotton and mattress	4.8%
5	Beijing Quanfu Wood Products Co., Ltd.	598,560	88,153	Wellness House materials	4.8%
6	Shenyang Hongguangyuan Wood Co., Ltd.	413,318	60,871	Wellness House materials	3.3%
7	Shenzhen Maskcare Biological Technology Co., Ltd.	354,265	52,174	Soap, shampoo and shower gel	2.8%

8	Tianjin Tielingjiacai Wood Co., Ltd.	347,849	51,230	Wellness House	2.8%
9	Beijing Chenjiehao Paint Debug Ltd.	331,250	48,785	Wellness House materials	2.6%
10	Tianjin Sunflower Packaging and Printing Co., Ltd.	238,035	35,057	Packaging materials and product manuals	1.9%

Total		7,997,411	1,177,822		63.8%

Top Ten Suppliers in 2010
No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Anhui Saunaking Co., Ltd.	3,432,310	506,334	Wellness Room	26.9%
2	Hangzhou Siluhua Home Textile Co., Ltd.	2,027,537	299,102	Tourmaline Mattress	15.9%
3	Penglai Huakang Healthcare Product Co., Ltd.	1,109,477	163,670	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	8.7%
4	Hangzhou Shengce Clothing Co., Ltd.	842,515	124,288	Tourmaline Mattress	6.6%
5	Hangzhou Chufan Textile Co., Ltd.	645,744	95,260	Tourmaline Mattress	5.1%
6	Shenzhen Yaobang Commodity Co., Ltd.	615,176	90,751	Sanitary Napkin	4.8%
7	Tianjin Zhengxinglong Packaging Co., Ltd.	367,680	54,240	Tourmaline House Materials	2.9%
8	Shaoxing Jingbaolai Textile Co., Ltd.	331,487	48,901	Fabrics	2.6%
9	Kangzhou Rikang Purification Equipment Co., Ltd.	330,750	48,792	Tourmaline Water Machine Materials	2.6%
10	Tianjin Tielingjiacai Wood Co., Ltd.	306,720	45,247	Wellness Room	2.4%

Total		10,009,396	1,476,585		78.5%

As shown in the table above, in 2010, we had two suppliers that accounted for 26.9% and 15.9%, respectively of our annual raw materials purchases and in 2009 we had two major suppliers that accounted for18.2% and 17.8%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 92% and 72% of our annual sales in 2010 and 2009, respectively, were made to our franchisees.

As of the date of this Report, there are approximately 244 franchise stores across the PRC that are authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	65
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	49
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	42
Southern China (Guangdong, Hainan, Guangxi)	35
Central China (Henan, Hubei, Hunan)	27
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	26

Total	244

We use multiple criteria to select our franchise stores, including reviewing each potential franchisee’s financial conditions, sales network, sales personnel, and faculties. Generally the potential franchise store submits an application to become our franchise store; we will review the overall conditions of the applicant and authorize the applicant to sell our products if the applicant meets the minimum working capital requirement of RMB 40,000 and has the requisite business facilities.

We typically enter into a standard franchising agreement with the applicant. Pursuant to the agreement, the franchisee is authorized to sell our products exclusively at a predetermined retail price. In exchange, we provide them with products at a discounted price, geographical exclusivity, and marketing, training and technological support. The franchisee is also required to adhere to certain standards of product merchandising, promotion and presentment. No initial franchise fees are required from the franchisee, nor does the franchisee need to pay any continuing royalties. The agreement is generally for a term of three years and is renewable at the mutual agreement of both parties.

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference, which is open to both our franchisees and to the general public. For example, in 2009, we hosted an annual conference by sponsoring a national television program in China, for which we invited our franchisees and customers to attend. In 2009, because the annual conference was broadcast over CCTV, we charged an entrance fee to the general public for admission. However, in 2010, we held our annual conference in Korea and did not charge entrance fees. The Company’s selling expenses in 2009 set forth on its Consolidated Statement of Operations are net expenses after taking into account revenue from these ticket sales.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 15 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2010, we held product seminars and meetings in approximately 105 cities in the PRC.

Generally, we are responsible for the cost of annual conferences. In 2010 and 2009, we incurred costs related to annual conferences of $305,454 (RMB 2,070,594) and $1,043,551 (RMB 7,096,147), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2009 and 2010.

	2009		2010
Expenses	RMB	US$	RMB	US$
Promotion	7,065,744	1,032,871	2,070,594	305,454
Printing	268,809	39,294	150,671	22,227
Travelling	353,190	51,629	510,931	75,372
Training	137,146	20,048	100,000	14,752
Salaries	272,740	39,869	893,419	131,797

Total	8,097,629	1,183,711	3,725,615	549,602

For the fiscal year 2011, we have a marketing and sales budget of $716,143 (RMB 4,735,000), of which, $302,489 (RMB2,000,000) is budgeted for our 2011 annual conference, $247,285 (RMB 1,635,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

Seasonality

Because our products are for daily use, seasonal variations do not have meaningful impact on the market demand for our products.

Competition

Competitive Environment

China’s tourmaline health products market is highly segmented and is still in its infancy. The Company believes it is the leading manufacturer and distributor of tourmaline healthcare-related products in the PRC in terms of both market share and number of products. However, given the highly segmented nature of the market, we are unable to locate any information on the size of the tourmaline healthcare-related market in China. Currently, Japanese and Korean companies are leaders in tourmaline technology. However, they have not yet developed a sizeable market share for their products in the PRC (Source: 2010-2012 China's tourmaline market and investment prospects research report, Institute of China Uniway Economics, August 2010). Therefore, we believe that there is a great opportunity for us to create demand and market share and establish ourselves as a leader in the tourmaline-related healthcare products field.

Our Competitors

Our major competitors in the PRC are as follows:

•	Heilongjiang Xingfuren Technology Development Co., Ltd. operates in PRC. They mainly focus on producing far-infrared health products and tourmaline health products.

•	Harbin Jiuguang Daily Health Products Co., Ltd. operates in PRC. They mainly focus on the manufacture of tourmaline sauna rooms and tourmaline health products.

•	Ihanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

•	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

•

Harbin Wanshou Nano Science and Technology Co., Ltd. operates in the PRC. They mainly focus on new Nano technology research and development, and the manufacture of tourmaline health products and tourmaline sauna rooms.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

•

Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our brand (“Joway”) is the most established and well-known brand (“Joway”) in the market.

•	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development.

•

Sales Channels Advantage: We have approximately 244 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

Business Strategy

We believe the market for tourmaline health-related products in the PRC will grow rapidly. In order to benefit from the market opportunities, we plan to implement the following strategies:

•

We will focus on expanding our sales and franchise network in the PRC. In addition, we plan to develop our sales network outside of the PRC, including India, Indonesia, Russia, Ukraine, Eastern Europe, Africa, South America and other foreign markets.

•

We will continue to expand our product offerings and seek to optimize our product portfolio to include more products with higher profit margins. For example, we believe that tourmaline daily health-related products, water treatment products, tourmaline home accessories and tourmaline environmentally friendly paint have more profit potential and we plant on investing more research and development dollars into developing these products.

•	We intend to improve our operations, exploit our competitive strengths, and look for ways to expand our business, including through the acquisition of other existing businesses.

Research and Development

As of December 31, 2010, we had eight employees engaged in research and development activities. Our research and development focus is on developing new products in the daily health-related, water treatment, and home accessories line, including tourmaline wool blankets, tourmaline laundry balls, tourmaline washing powder and tourmaline foot spa basins.

During the 2009 and 2010, we spent $8,626 (RMB 59,010) and $99,996 (RMB 677,849), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2009 and 2010 as well as our R&D budget for 2011.

	2009		2010		2011 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	11,865	1,734	14,997	2,212	100,000	15,124
Samples	12,110	1,770	2,133	315	60,000	9,075

Travel Expense	4,235	619	4,579	676	30,000	4,537
Salary	30,800	4,502	155,000	22,866	307,000	46,432
Inspection Fee	0	0	1,140	168	10,000	1,512
R&D fee (with Zhong’ao)	0	0	500,000	73,760	0	0
Total	59,010	8,625	677,849	99,9967	507,000	76,680

Intellectual Property

PRC Trademark Protection

In the PRC, the Trademark Office administers the system of trademark law (Trademark Review and Adjudication Board and the courts administer the appeal function). The two principal pieces of legislation forming the trademark system are the Trademark Law and the Unfair Competition Law. The Trademark Law of the PRC stipulates that goods mark, service mark, collective mark and certification mark can be registered in the PRC and the holder of the marks can obtain exclusive trademark rights. Trademarks should be visible marks, including words, device, letters, digits, 3-D marks and combinations of colors, and combinations of any of the aforementioned. Sound or smell is not registrable yet in the PRC.

A trademark applicant must file an application with the PRC Trademark Office. Normally, the Trademark Office renders a decision within 18 months after it receives all supporting documents. If the Trademark Office approves the application, the mark will be published in the PRC Trademark Gazette. After the mark is published, there will be a three-month opposition period. If nobody files opposition within that period, the application will mature into registration. The Trademark Office will then issue the certificate and the Trademark Gazette will publish the mark again as a registered mark.

The term of trademark protection is ten years from the date the registration is granted. The registrant may renew the trademark for an additional ten year term within six months before the expiration date of the mark's present term. Where no such application could be filed within the stated period, a grace period of six months may be allowed. If the registrant does not file for renewal within the grace period, the registered trademark will be canceled. Currently, the applicant does not need to prove the use of the trademark prior to renewal.

However, registration of a mark may be blocked by an unregistered famous mark in the PRC in accordance with the PRC’s Trademark Law and obligations under the Paris Convention and the 1995 United States-China Intellectual Property Protection Agreement (“IP Action Plan”), provided that the owner of the famous mark can prove that the mark was well-known in the PRC before the filing date of the similar mark. Owners of unregistered famous mark may also bring oppositions or cancellations for previously registered marks, based on Articles 13, 30 and 41 of the Trademark Law.

Without authorization from the trademark owner, no one may use a mark identical or similar to the registered mark on identical or similar goods as the registered mark. Infringers will be subject to administrative, civil or criminal punishment. The damages awarded to the trademark owner will be calculated upon the illegal profits of the infringer and actual losses to the rights owner. In the event that the damages from infringement are difficult to calculate, the statutory maximum compensation will be RMB 500,000 (about US $61,000), which may be a real deterrent in some cases. In addition, the trademark owner may apply to a competent court for preliminary injunction against ongoing or threatened trademark infringement before a lawsuit is initiated.

Company Trademarks

We regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

The trademarks we currently use include the “Xi” trademarks and the “Joway” trademark, which are owned by Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) and our President, Chief Executive Officer and director, Jinghe Zhang, respectively. We are licensed to use the “Xi” trademarks pursuant to a license agreement with Shenyang Joway dated December 1, 2009 for a term of nine years. We are also permitted to use the “Joway” trademark pursuant to a license agreement with Jinghe Zhang dated December 1, 2009 for a term of ten years. The agreements are renewable at the end of their respective terms. We do not have to pay any license fees to Shenyang Joway and Jinghe Zhang for the use of the trademarks.

We have also submitted applications for twelve trademarks which are under review by the Trademark Office of State Administration of Industry and Commerce of the PRC.

Set forth below is a detailed description of the trademarks we use and the trademarks under application.

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/ Applicant
6104256

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			March 21, 2010	March 20, 2020	Shenyang Joway Industrial Development Co., Ltd.

	6104253	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.	February 14, 2010	February 13, 2020	Shenyang Joway Industrial Development Co., Ltd.

	4794111	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	February 21, 2009	February 20, 2019	Jinghe Zhang

8467175

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

			Registration Application Accepted on July 9, 2010		Tianjin Joway Shengshi Group Co., Ltd.

8236587

Class 5: Pharmaceuticals.

Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.

Registration Application Accepted on April 23, 2010

8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	Registration Application Accepted on April 23, 2010

8029074	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.

8029052

Class 5: Pharmaceuticals.

Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.

Registration Application Accepted on January 27, 2010

8029009

CLASS 2: Paints

Paints, varnishes, lacquers; preservatives against rust and against deterioration of wood; colorants; mordants; raw natural resins; metals in foil and powder form for painters, decorators, printers and artists.

8236733

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

Registration Application Accepted on April 23, 2010

8236706	Class 25: Clothing. Clothing, footwear, headgear.

8236538	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.

8236684	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.

8236608

Class 5: Pharmaceuticals.

Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.

8236641

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

Currently, the patents the Company is using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Jinghe Zhang, we are permitted to use the following five patents for free from December 1, 2009 to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Water Purifier	Utility Model	ZL200720014571.6	September 17, 2007	October 29, 2008	Ten years	Jinghe Zhang
2	Tourmaline Undergarment	Utility Model	ZL200720015434.4	October 22, 2007	July 16, 2008	Ten years	Jinghe Zhang
3	Tourmaline Mattress	Utility Model	ZL200720015435.9	October 22, 2007	December 24, 2008	Ten years	Jinghe Zhang
4	Tourmaline Wellness House	Utility Model	ZL200720014570.1	September 17, 2007	July 16, 2008	Ten years	Jinghe Zhang
5	Drinking Water Purifier	Design	ZL200730011189.5	September 17, 2007	April 1, 2009	Ten years	Jinghe Zhang

Insurance

We maintain product liability insurance policies covering our water machine for claims resulting from personal injury or damage to property caused by our water machine. We also maintain limited insurance coverage for our vehicles. The total insurance coverage for our water machine is RMB 1,000,000 ($147,275) from November 11, 2009 to October 28, 2010 and we have paid RMB 12,375 ($1,820) in insurance premiums for the coverage. In addition, we do not carry property insurance, and we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in the PRC.

Employees

As of the date of this report, the Company, including its subsidiaries, has a total of 119 full time employees.

Joway Shengshi

As of the date of this report Joway Shengshi has 101 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	14
Sales	14
Distribution	18
Production	16
Research and development	8
Franchising	21
Finance	6
Project	4

Joway Technology

As of the date of this Report, Joway Technology has eight full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Joway Decoration

As of the date of this Report, Joway Decoration has six full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Shengtang Trading

As of the date of this Report, Shengtang Trading has four full-time employees based in Tianjin, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the PRC government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, work-related injury insurance, and maternity insurance, in accordance with relevant regulations. We have purchased work injury insurance and medical insurance for all our employees.

Effective January 1, 2008, the PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice. Although the new labor contract law will increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Government Regulations and Compliance with Applicable Laws

Below is a list of agencies which may have a jurisdiction over our business:

Agency	Functions
State Food and Drug Administration (“SFDA”)(1)	Supervise the entire process from research and development, manufacturing, and distribution to utilization of drugs; supervise and coordinate the safety management of food, health food and cosmetics and organize investigations of serious accidents.

National Development and Reform Commission (“NDRC”)	Make strategic and mid- to long-term plans for the PRC healthcare industry; regulate drug prices; manage disaster relief funds and carry out healthcare development projects sponsored by the government.

Ministry of Commerce (“MOFCOM”)	Formulate regulations and policies on foreign trade, foreign direct investments, consumer protection, and market competition; negotiate bilateral and multilateral trade agreements.

Ministry of Science and Technology (“MST”)	Lay out science and technology development plans and policies; draft relevant regulations and rules and guarantee implementation of regulations and rules

General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”)	Manage national quality, metrology, entry-exit commodity inspection, entry-exit health quarantine, entry-exit animal and plant quarantine, import-export food safety, certification, accreditation, and standardization, as well as enforce administrative laws

State Administration of Taxation (“SAT”)	Draft tax regulations and implementation rules and propose tax policies.

State Administration of Foreign Exchange (“SAFE”)	Make regulations and policies governing foreign exchange market activities and manage state foreign exchange reserves.

(1)	The PRC State Food and Drug Administration is responsible for (i) regulating the research and development, manufacturing, distribution and utilization of drugs; (ii) supervising and coordinating the safety management of food, health food and cosmetics; and (iii) investigating serious accidents with respect to the foregoing. The products we manufacture are not regulated by the SFDA as they are not drugs, diet supplements or food consumed by humans. There are no existing laws or regulations in China governing the manufacture and sale of tourmaline health care products such as those sold by the Company nor are there any inspection requirements applicable to our products.

We act as a distributor for two products—Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to SFDA regulation. These two products are manufactured by Penglai Huakang Healthcare Industries, Ltd. which has obtained the necessary manufacturing licenses and certifications from the SFDA.

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. To date, the Company’s costs to comply with applicable environmental laws have been minimal.

According to Article 32 of the PRC Environmental Protection Law, a project that may cause pollution to the environment cannot be undertaken until an environmental impact statement has been approved by the applicable department of environmental protection administration.

In March 2008, Joway Shengshi submitted an environmental impact statement with respect to the manufacturing of 300,000 sets of knitwear annually to the Tianjin Baodi Environmental Protection Bureau. The environmental impact statement assesses the pollution that the manufacturing is likely to produce and its impact on the environment. In addition, the report stipulates the preventive and curative measures the company will undertake. Tianjin Baodi Environmental Protection Bureau approved the environmental impact statement on March 12, 2008 and on April 22, 2009, the Tianjin Baodi Environmental Protection Bureau approved the manufacture of 300,000 sets of knitwear annually.

The Company’s production process does not produce industrial waste water or waste gas emissions of a type that is regulated by current PRC laws and regulations. The Company’s other emissions, including noise, waste water, solid waste and atmospheric pollutants meet regulatory standards. According to the Letter regarding Environment Protection of Tianjin Joway Shengshi Group Co, Ltd. issued by Tianjin Baodi Environmental Protection Bureau dated August 3, 2010, Joway Shengshi complies with applicable environmental protection laws and regulations and its discharge of pollutants meets with the standards of the state and Tianjin City.

In addition, Joway Shengshi obtained ISO 140001 International Environmental Management System Certification on January 15, 2009. ISO 140001 was first published as a standard in 1996 and specifies the requirements for an organization’s environmental management system. It applies to those environmental aspects over which an organization has control and where it can be expected to have an influence. Joway Shengshi passed each annual inspection of the ISO 140001. Such Certification covers the production and service of tourmaline health-related products such as underwear, bras, eyeshades, scarves, hats, kneepads, waist-protectors, socks, bedding and daily commodities.

We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

To date, the Company has not incurred any significant costs in connection with complying with PRC national or local environmental laws.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

Junhe Consulting

•	Business License (No.120000400116845) issued by Tianjin City Administration of Industry and Commerce, valid from September 15, 2010 to September 14, 2040.

•	Tax Registration Certificate (No. 120224559490178) issued by State Administration of Taxation and local administration of taxation in 2010.

•	Organization Code Certificate (Code: 55949017-8) issued by Tianjin Bureau of Quality and Technical Supervision, valid from September 16, 2010 to September 15, 2014.

Joway Shengshi

•	Business License (No.120224000028519) issued by Tianjin City Administration of Industry and Commerce, valid from May 17, 2007 to May 16, 2022.

•	Social Insurance Register (No. 66033653) issued by Baodi Branch of Tianjin City Social Security Fund Management Centre, valid from September 2008 to August 2016.

•	Tax Registration Certificate (No. 120224660336538) issued by State Administration of Taxation and local administration of taxation in 2010.

•	Organization Code Certificate (Code: 66033653-8) issued by Tianjin Bureau of Quality and Technical Supervision, valid from November 30, 2009 to November 29, 2013.

Joway Technology

•	Business License (No.210100000007455 (1-1)) issued by Shenyang City Administration of Industry and Commerce, valid from March 28, 2007 to March 27, 2017.

•	Tax Registration Certificate (No. 210114798469376) issued by State Administration of Taxation and local administration of taxation in 2008.

•	Organization Code Certificate (Code: 79846937-6) issued by Shenyang Bureau of Quality and Technical Supervision, valid from August 21, 2007 to August 21, 2011.

•	Social Insurance Register (No. 210114955931) issued by Ministry of Human Resources and Social Security of Liaoning Province.

Joway Decoration

•	Business License (No.120224000040629) issued by Baodi Branch City Administration of Industry and Commerce, valid from April 22, 2009 to April 21, 2019.

•	Tax Registration Certificate (No. 120224687710841) issued by State Administration of Taxation and local administration of taxation in 2010.

•	Organization Code Certificate (Code: 68771084-1) issued by Tianjin Bureau of Quality and Technical Supervision, valid from April 22, 2009 to April 21, 2013.

•	Social Insurance Register (No. 68771084) issued by Baodi Branch of Tianjin City Social Security Fund Management Centre, valid from August 2010 to July 2018.

Shengtang Trading

•	Business License (No.120104000125590) issued by Nankai Branch of Tianjin City Administration of Industry and Commerce, valid from September 18, 2009 to September 17, 2029.

•	Tax Registration Certificate (No. 120104694072753) issued by State Administration of Taxation and local administration of taxation in 2009.

•	Organization Code Certificate (Code: 69407275-3) issued by Tianjin Bureau of Quality and Technical Supervision, valid from September 22, 2009 to September 21, 2013.

•	Social Insurance Register (No. 69407275) issued by Nankai Branch of Tianjin City Social Security Fund Management Centre, valid from February 2010 to January 2018.

Item 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related To Our Business

The purchase of many of our products is discretionary, and may be particularly affected by adverse trends in the general economy; therefore challenging economic conditions may make it more difficult for us to generate revenue.

Our business is affected by global, national and local economic conditions since many of the products we sell are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in the PRC. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in the PRC where we sell such products. There can be no assurance that consumer spending on the products we sell, will not be adversely affected by changes in general economic conditions in the PRC and globally.

The success of our business depends on our ability to market and advertise the products we sell effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success. Our advertisements promote our corporate image, our merchandise and the pricing of such products. If we are unable to increase awareness of our brands and our products, we may not be able to attract new customers. Our marketing activities may not be successful in promoting the products we sell or pricing strategies or in retaining and increasing our customer base. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

If we fail to maintain optimal inventory levels, our inventory holding costs could increase or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers' demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We carry a wide variety of products and must maintain sufficient inventory levels of the products we sell. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory. However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

We may not be able to optimize the management of our distribution network or be successful in expanding our distribution network.

We sell our products to our customers mainly through our franchise stores across the PRC. Any disruption in the operation of our franchise stores distribution network could result in higher costs or longer lead times associated with distributing our products. In addition, as it is difficult to predict accurate sales volumes in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment of logistics or value-added services, or distribution capacity. In addition, failure to effectively control product damage or spoilage during the distribution process could decrease our operating margins and reduce our profitability.

Our operations would be adversely affected if third-party carriers were unable to transport our products on a timely basis.

Some of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be adversely affected.

Certain disruptions in supply of and changes in the competitive environment for our products may adversely affect our profitability.

A significant disruption in the supply of the raw material could decrease inventory levels and sales, and materially adversely affect our business and financial results. Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions or difficulties in the employment of labor or transportation in the markets in which we purchase raw materials may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand. If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which, in turn, would adversely affect our sales, margins and customer relations.

If we are unable to renew the leases of any of our property, our operations may be adversely affected.

We do not directly own any land use rights over the properties we lease. We may lose our leases or may not be able to renew them when they are due on terms that are reasonable or favorable to us. This may have adverse impact on our operations, including disrupting our operations or increasing our cost of operations.

Counterfeit products sold in the PRC could negatively impact our revenues, brand reputation, business and results of operations.

The products we sell are also subject to competition from counterfeit products, which are healthcare products manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeit products are generally sold at lower prices than authentic products due to their low production costs, and in some cases are very similar in appearance to authentic products. Although the PRC government has recently been increasingly active in policing counterfeit products, including counterfeit healthcare products, there is a lack of effective counterfeit product regulation control and enforcement systems in the PRC. The proliferation of counterfeit products has grown in recent years and may continue to grow in the future. Despite our implementation of quality controls, we cannot assure you that we would not be distributing or selling counterfeit products inadvertently. Any accidental sale or distribution of counterfeit products can subject our company to fines, administrative penalties, litigation and negative publicity, which could negatively impact our revenues, brand reputation, business and results of operations. Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of retailers among consumers in the PRC. The continued proliferation of counterfeit products in the PRC could have a material adverse effect on our business, financial condition, and results of operation.

The required certificates, permits, and licenses related to our operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

We are subject to various PRC laws and regulations pertaining to our manufacture and sales of healthcare products. We have attained certificates, permits, and licenses required for the operation of a healthcare products manufacturer and distributor. We cannot assure you that we will have all necessary permits, certificates and authorizations for the operation of our business at all times. Additionally, our certifications, permits and authorizations are subject to periodic renewal by the relevant government authorities. We intend to apply for renewal of these certificates, permits and authorizations prior to their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

If we become subject to product liability claims, personal injury claims or defective products our business may be harmed.

We will be exposed to risks inherent in the manufacture and sales of healthcare products, such as the unintentional distribution of counterfeit healthcare products. Furthermore, we may sell products which inadvertently have an adverse effect on the health of individuals. Product liability claims may be asserted against us. Any product liability claim, product recall, adverse side effects caused by improper use of the products we sell or manufacturing defects may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation and our brand name may also suffer. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in the PRC, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Report, we had approximately 128 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our expansion plan, purchase additional equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. In addition, we will require an increasing number of experienced and competent executives and other members of senior management to implement our growth plans. We do not maintain key-man insurance for members of our management team because it is not a customary practice in the PRC. If we lose the services of any member of our senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We are dependent on a trained workforce and any inability to retain or effectively recruit such employees, particularly distribution personnel and regional retail managers for our business, could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff to operate our business. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced distribution personnel, regional retail managers and other technical and marketing personnel. There is significant competition for qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

Our Chinese operating companies maintained their books and records in accordance with the PRC GAAP and, as a result, it involves a risk of accuracy when our personnel convert the financial statements to U.S. GAAP.

Under PRC law, our operating companies in China are required to maintain their books and records in accordance with PRC GAAP. We do not retain an outside accounting firm or consultant to prepare our financial statements or to evaluate our internal controls over financial reporting. Our Financial Manager prepares the U.S. GAAP financial statements and converts the financial statements prepared under PRC GAAP into U.S. GAAP. Our CFO is responsible for supervising the preparation of our financial statements under PRC GAAP and for reviewing such financial statements to ensure their accuracy and completeness. In addition, he is responsible for reviewing the adjustments made to the financial statements to convert them into U.S. GAAP for SEC reporting requirements. Our CFO and CEO are responsible for evaluating the effectiveness of our internal controls over financial reporting.

Our company is at the early stage of adopting necessary financial reporting concepts and practices, including strong corporate governance, internal controls and, computer, financial and other control systems. Most of our accounting and finance staff are not educated and trained in U.S. GAAP and SEC reporting requirements, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet SEC reporting requirements. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Our financial results may fluctuate because of many factors and, as a result, investors should not simply rely on our historical financial data as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in the PRC;

•	fluctuation and unpredictability of the prices of the products we sell;

•	changes in the laws of the PRC that affect our operations;

•	competition from other healthcare products manufacturers and distributors; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

We are dependent on certain suppliers and a failure to continue to obtain our supplies from such suppliers may adversely affect our business.

We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products. We are subject to market conditions and although raw materials are generally available and we have not experienced any raw materials shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We may have limited options in the short-term for alternative supplies if our suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs.

We do not own any trademarks we currently use in our business. Any failure to continue using these trademarks may affect our business in that any goodwill and brand recognition may be lost.

We do not own any trademarks we use. The trademarks we use currently are “Joway” and “Xi” trademarks which are owned by our President, Chief Executive Officer and director, Jinghe Zhang and Shenyang Joway, respectively. Pursuant to a license agreement between our Company and Jinghe Zhang dated December 1, 2009, the term of using the “Joway” trademark is from December 1, 2009 to November 30, 2019. Pursuant to a license agreement between our company and Shenyang Joway dated December 1, 2009, the term of using the “Xi” trademark is from December 1, 2009 to November 30, 2018. We do not have to pay any license fee to Jinghe Zhang and Shenyang Joway for the use of the trademarks. There is no assurance that we may continue using these trademarks on the expiration of the license agreement or that we will be allowed to use in on terms favorable to use. Any failure to continue using this trademark may affect our business in that any brand recognition may be lost.

Risks Related to Conducting Business in the PRC

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in the PRC. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of authority as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiaries are regarded as foreign invested enterprises (“FIE”s) under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of FIEs. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

New labor law in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it may require certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

We may not be able to comply with applicable Good Manufacture Practice (“GMP”) requirements and other regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we use them to commercially manufacture our products and are subject to inspection by regulatory agencies. If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

•	fines;

•	product recalls or seizure;

•	injunctions;

•	refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

•	total or partial suspension of production;

•	civil penalties;

•	withdrawals of previously approved marketing applications; or

•	criminal prosecution.

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

Our business relies in part on intellectual properties to stay competitive in the market place. We rely on a combination of trademark laws, patent law, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and the obligations we have to third parties from whom we license intellectual property rights. Nevertheless, these afford only limited protection and policing unauthorized use of proprietary technology can be difficult and expensive. In addition, intellectual property rights historically have not been enforced in the PRC to the same extent as in the United States, and intellectual property theft presents a serious risk in doing business in the PRC. We may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights and this could have a material adverse effect on our business, operating results and financial condition.

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our PRC Operating Entities and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

On March 16, 2007, the National People’s Congress (“NPC”) promulgated the Law of the People’s Republic of China on Enterprise Income Tax, and the new EIT Law as amended became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as FIEs, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

Under the new EIT Law, an enterprise established outside of the PRC whose “de facto management bodies” are located in the PRC is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of the PRC.

Most of our management is currently based in the PRC. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

Our ability to pay dividends is restricted by PRC laws.

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC Operating Entities. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) differ from those reflected in the statutory financial statements of our PRC Operating Entities.

The principal laws, rules and regulations governing dividends paid by our PRC Operating Entities include the Company Law of the PRC, Wholly Foreign Owned Enterprise Law and its Implementation Rules. Under these laws and regulations, our PRC Operating Entities are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of their respective registered capital. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Our business is subject to a variety of environmental laws and regulations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

Since the beginning of the 1980s, the PRC has formulated and implemented a series of environmental protection laws and regulations. Our operations are subject to these environmental protection laws and regulations in the PRC. These laws and regulations impose fees for the discharge of waste substances, permit the levy of fines and claims for damages for serious environmental offences and allow the PRC government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage. Our operations are in compliance with PRC environmental regulations in all material aspects. The PRC government has taken steps and may take additional steps towards more rigorous enforcement of applicable environmental laws, and towards the adoption of more stringent environmental standards. If the PRC national or local authorities enact additional regulations or enforce current or new regulations in a more rigorous manner, we may be required to make additional expenditures on environmental matters, which could have an adverse impact on our financial condition and results of operations. In addition, environmental liability insurance is not common in the PRC. Therefore, any significant environmental liability claims successfully brought against us would adversely affect our business, financial condition and results of operations.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the "Revised M&A Regulations"), which took effect on September 8, 2006. These new rules significantly revised the PRC's regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the PRC government to monitor and prohibit foreign control transactions in key industries.

These rules may significantly affect the means by which offshore-onshore restructurings are undertaken in the PRC in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in the PRC in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC laws. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities.

The foreign currency exchange rate between U.S. dollars and Renminbi (“RMB”) could adversely affect our reported financial results and condition.

To the extent that we need to convert U.S. dollars into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should RMB appreciate against U.S. dollar at that time. Conversely, if we decide to convert our RMB into U.S. dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced should U.S. dollar appreciate against RMB.

Until 1994, RMB experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of RMB relative to U.S. dollar has remained stable and has appreciated slightly against U.S. dollar. Countries, including the United States, have argued that RMB is artificially undervalued due to the PRC's current monetary policies and have pressured the PRC to allow RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of RMB against the dollar.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of our PRC Operating Entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in RMB. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, RMB may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC Operating Entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by SAFE or its local counterpart, for use in payment of international current account transactions.

However, conversion of RMB into foreign currencies and of foreign currencies into RMB, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the RMB for capital account transactions could affect the ability of our PRC Subsidiary to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currencies into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Any existing and future restrictions on currency exchange may affect the ability of our PRC Subsidiary or affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make all of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company and its affiliate, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, and we have implemented a policy to comply specifically with the FCPA. In spite of these efforts, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company and its affiliate may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Any recurrence of severe acute respiratory syndrome (“SARS”), Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in the PRC, where all of our businesses are located and where all of our sales occur, could have a negative effect on our operations. Our businesses are dependent upon our ability to continue to efficiently distribute and sell our products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closure of our distribution center, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the PRC economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Adverse changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in the PRC, and all of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the extent of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange;

•	the allocation of resources;

•	an evolving regulatory system; and

•	lack of sufficient transparency in the regulatory process.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC are still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased expenditures by the users of our products, which in turn could reduce demand for our products.

Moreover, the political relationship between the United States, Europe, or other Asian nations and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause our products to become less attractive. This could lead to a decline in our profitability.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of healthcare investments and expenditures in the PRC, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with United States securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with the rules and regulations promulgated by the Securities Exchange Commission (the “SEC”) and the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”). Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon United States laws, including the federal securities laws or other foreign laws against us or our management.

All of our current business operations are conducted in the PRC. Moreover, all of our directors and officers are nationals and residents of the PRC. All the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC with respect to our ownership structure, we could be subject to severe penalties.

We currently conduct business operations solely in the PRC through our subsidiaries, in which we hold 100% equity ownership interest. We are now a Nevada corporation. As a result, our subsidiaries in the PRC are regarded as FIEs under PRC law and we are subject to PRC law limitations on foreign ownership of PRC companies. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our healthcare products distribution and production businesses.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion of our existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing our business operations in the PRC that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC Operating Entities' and our current or proposed businesses and operations. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including:

•	levying fines;

•	confiscating our income;

•	revoking business and other licenses;

•	requiring us to discontinue any portion or all of our business;

•	requiring us to restructure our ownership structure or operations; and

•	requiring actions necessary for compliance.

In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Investment in Our Securities

An active public market for our common stock may not develop or be sustained, which would adversely affect the ability of our investors to sell their securities in the public market.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected.

We will become a public company upon completion of the private placement and our internal control will be essential to the integrity of our business and financial results. Our public reporting obligations are expected to place a strain on our management, operational and financial resources and systems in the foreseeable future. In preparation for this offering, we have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls. If we encounter difficulties in improving our internal controls and management information systems, we may incur additional costs and management time in meeting our improvement goals. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We do not foresee paying cash dividends in the near future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

Item 2. PROPERTIES

There is no private land ownership in the PRC. Individuals and companies are permitted to acquire land use rights for specific purposes.

Our main offices and manufacturing facilities are in Baodi District, Tianjin City, PRC.

We have been issued a Land Use Rights and Property Ownership Certificate for the land and buildings located in Baodi District, Tianjin City, PRC by the People’s Government of Tianjin City, which expires October 10, 2057.

We believe that our existing facilities are well maintained are in good operating condition and are sufficient for our present needs.

Below is a detailed description of the Land Use Rights and Property Ownership Certificate.

Land

Land No.	1201150240000790000 Zi D-4-7-039
Land Use Right Certificate No.	124031002677
User of Land	Tianjin JowayShengshi Group Co., Ltd
Location	Baodi District, Tianjin, PRC
Usage	Industrial
Area (Square Meters)	27,520.4
Form of Acquisition	Grant from related Land Management Authority
Expiration Date	October 10, 2057

Buildings

	Building 1	Building 2	Building 3	Building 4
Certificate No.	124031002677
Owner	Tianjin Joway Shengshi Group Co., Ltd
Location	Baodi District, Tianjin, PRC
Category	Private
Area (Square Meters)	5,585.31	3,389.48	2,999.28	1,186.79
Usage of Design	Nonresidential
Structure	Mixture

	Building 5	Building 6	Building 8&9	Building 7
Certificate No.	124031002677
Owner	Tianjin Joway Shengshi Group Co., Ltd
Location	Baodi District, Tianjin, PRC
Category	Private
Area (Square Meters)	95.64	202.69	4,470.56	4,043.91
Usage of Design	Nonresidential			Residential
Structure	Mixture

Among the nine buildings, five buildings are used for production, one for employee accommodation, one for storage, and one for parking.

Item 3. LEGAL PROCEEDINGS

We have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTCBB since September 11, 2009 under the designation “GTVI,” however, there was no trading in our common stock until after the closing of the Share Exchange in October 2010.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$0.51	$0.51
Second Quarter	$1.01	$1.01
Third Quarter	$1.00	$1.00
Fourth Quarter	$1.75	$0.55

Fiscal Year 2009*	High	Low
First Quarter	$0	$0
Second Quarter	$0	$0
Third Quarter	$0	$0
Fourth Quarter	$0	$0

*	We have been unable to locate any quotations for our common stock prior to March 2010.

Holders of Our Common Stock

As of December 31, 2010, we had 405 shareholders of record our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC is required to set aside at least 10% of its after-tax profit (determined in accordance with PRC accounting standards) each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC Operating Entities for our funds and PRC regulations (described above) may limit the amount of funds distributable to us from our PRC Operating Entities, which will affect our ability to declare any dividends.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to any person.

Securities authorized for issuance under equity compensation plans

As of the date of this Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer must meet one of the following requirements: (i) net tangible assets must exceed $3,000,000 if the issuer has been in continuous operation for at least three years; or (ii) net tangible assets must exceed $5,000,000 if the issuer has been in operation for less than three years, or (iii) the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk factors” and elsewhere in this prospectus.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to more than 200 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

All of our operations are conducted through Joway Shengshi and its three subsidiaries, Joway Technology, Joway Decoration and Shengtang Trading. Joway Shengshi engages in the manufacture and distribution of tourmaline health-related products such as knit goods, and daily healthcare and personal care products. Joway Technology and Joway Decoration engage in the manufacture and distribution of activated water machines and wellness houses. We utilize our Shengtang Trading subsidiary to purchase raw materials, which are then sold to Joway Shengshi and Joway Decoration.

Beginning in 2009, we began to develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2010, we had 244 franchisees compared to 175 as of December 31, 2009. During 2011 and beyond, we intend to continue to develop our network of franchisees.

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2010. The average price of textiles that we purchased decreased in fiscal year 2010 as compared to fiscal year 2009, while the average sales prices of our products remained stable, which caused our gross margins to increase in fiscal year 2010 as compared to fiscal year 2009. We expect the price of textiles to remain stable in 2011. We closely monitor textile prices and have several alternative sources of supply.

Increase in production capacity

In order to capture additional market share for our products and take advantage of increased demand in the PRC, we have expanded our production capacity over the past several years, including the completion of our manufacturing plant in Tianjin and purchase of new equipment. In order to take advantage of anticipated growth in our industry in the PRC, we plan to continue to expand our production capacity in the future, although we do not yet have a specific timeframe for this expansion. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and profits.

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2010 increase by 10.5% compared with that in 2009. Domestic demand for, and consumption of, health-related products increased substantially as a result of this growth. However, any adverse changes in economic conditions or the regulatory environment in China may have a material adverse effect on our future performance.

Costs of being a public company

Prior to the Share Exchange, we were a privately-held company. We expect that compliance with our obligations as a U.S. public company will require significant management time and significantly increase our general and administrative expenses, including insurance, legal and financial compliance costs.

Foreign currency translation

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiaries is in RMB. Our results of operations are translated at average exchange rates during the relevant financial reporting periods, assets and liabilities are translated at the unified exchange rate at the end of these periods and equity is translated at historical exchange rates. Adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Description of Selected Income Statement Items

Revenues. Revenue is net revenue. We generate revenue from sales of our Healthcare Knitgoods Series, Daily Healthcare and Personal Care Series and Wellness House and Activated Water Machine Series.

Cost of goods sold. Cost of goods sold consists of costs directly attributable to production, including the cost of raw materials, salaries for staff engaged in production activity, electricity, depreciation, packing materials, and related expenses.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses consist primarily of employee remuneration and traveling expenses of market department, transportation expenses and advertising expenses. General and administrative expenses consist primarily of employee remuneration of administrative departments, payroll taxes and benefits, general office expenses and depreciation. We expect administrative expenses to continue to increase as we incur expenses related to costs of compliance with securities laws and other regulations, including increased audit and legal fees and investor relations expenses.

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income and other revenue from sales of obsolete equipment.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2010	2009
REVENUES	$7,512,719	$3,109,059
COST OF REVENUES	1,885,667	1,164,683

GROSS PROFIT	5,627,052	1,944,376
OPERATING EXPENSES	2,507,823	1,133,249

INCOME FROM OPERATIONS	3,119,229	811,127
OTHER (EXPENSE) INCOME, NET	2,263	(19,344)

INCOME BEFORE INCOME TAXES	3,121,492	791,783
INCOME TAXES	507,964	141,248

NET INCOME	$2,613,528	$650,535

Business Segments

In 2010 and 2009, the Company operated in three reportable business segments - (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$3,887,284	51.7%	$1,282,027	17.1%	$2,343,408	31.2%	$7,512,719
COST OF REVENUES	764,470	40.5%	318,655	16.9%	802,542	42.6%	1,885,667

GROSS PROFIT	3,122,814	55.5%	963,372	17.1%	1,540,866	27.4%	5,627,052
GROSS MARGIN	80.3%		75.1%		65.8%		74.9%
OPERATING EXPENSES	1,680,965	67.0%	554,382	22.1%	272,476	10.9%	2,507,823

INCOME FROM OPERATIONS	$1,441,849	46.2%	$408,990	13.1%	$1,268,390	40.7%	$3,119,229

For the year ended December 31, 2009

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,723,846	55.4%	$498,341	16.0%	$886,872	28.5%	$3,109,059
COST OF REVENUES	428,004	36.7%	122,891	10.6%	613,788	52.7%	1,164,683

GROSS PROFIT	1,295,842	66.6%	375,450	19.3%	273,084	14.0%	1,944,376
GROSS MARGIN	75.2%		75.3%		30.8%		62.5%
OPERATING EXPENSES	709,485	62.6%	205,102	18.1%	218,662	19.3%	1,133,249

INCOME FROM OPERATIONS	$586,357	72.3%	$170,348	21.0%	$54,422	6.7%	$811,127

Year Ended December 31, 2010 Compared to December 31, 2009

Revenue. For the year ended December 31, 2010, revenue was $7,512,719 compared to $3,109,059 for the year ended December 31, 2009, an increase of $4,403,660, or 141.6%. This increase was mainly attributable to our development of our network of franchisees which increased sales.

Revenue from healthcare knit goods segment increased by $2,163,438, or 125.5% to $3,887,284 for the year ended December 31, 2010 from $1,723,846 for the year ended December 31, 2009. This is primarily due to an increase in sales of our mattress products of $1.6 million, which is our best-selling product category. In addition, in 2010 we introduced 12 new products of knit goods to meet customer’s demand.

Revenue from daily healthcare and personal care products increased by $783,686, or 157.3% to $1,282,027 for the year ended December 31, 2010 from $498,341 for the year ended December 31, 2009. In 2010, we introduced 10 new products of daily healthcare and personal care products, which increased sales by $0.4 million.

Revenue from wellness houses and activated water machines increased by $1,456,536, or 164.2% to $2,343,408 for the year ended December 31, 2010 from $886,872 for the year ended December 31, 2009. This increase was mainly due to the introduction of 9 new products of wellness rooms for family use, which increased sales by $1 million.

Cost of Goods Sold. For the year ended December 31, 2010, cost of goods sold was $1,885,667 compared to $1,164,683 for the year ended December 31, 2009, an increase of $720,984, or 61.9%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $764,470 for the year ended December 31, 2010 from $428,004 for the year ended December 31, 2009. This increase was mainly due to the increase in sales of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $318,655 for the year ended December 31, 2010 from $122,891 for the year ended December 31, 2009. This increase was primarily due to the cost of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which we introduced in 2010 and provided about $0.13 million of cost in 2010.

Cost of goods sold for wellness house and activated water machine segment increased to $802,542 for the year ended December 31, 2010 from $613,788 for the year ended December 31, 2009. This increase was mainly due to the increase in cost of the newly added wellness room in 2010.

Gross profit. Our gross profit increased by $3,682,676 or 189.4% to $5,627,052 for the year ended December 31, 2010, compared to $1,944,376 for the year ended December 31, 2009. This increase was mainly due to the increase in sales. In addition, the healthcare knit goods segment, wellness house, and activated water machine segments were the main contributors. Our gross margin increased from 62.5% for the year ended December 31, 2009 to 74.9% for the year ended December 31, 2010. This increase was mainly attributed to the wellness house and activated water machine segments.

Gross profit for the healthcare knit goods segment increased by $1,826,972 or 141.0% to $3,122,814 for the year ended December 31, 2010 compared to $1,295,842 for the year ended December 31, 2009. This increase was mainly attributable to increased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment increased from 75.2% for the year ended December 31, 2009 to 80.3% for the year ended December 31, 2010. This increase was attributed to the higher gross margin of new healthcare knit goods in 2010.

Gross profit of daily healthcare and personal care segment increased by $587,922 or 156.6% to $963,372 for the year ended December 31, 2010, compared to $375,450 for the year ended December 31, 2009. This increase was primarily attributed to the newly added daily healthcare and personal care products. Gross margin of daily healthcare and personal care segment decreased from 75.3% for the year ended December 31, 2009 to 75.1% for the year ended December 31, 2010. This decrease was mainly due to the lower gross margin of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are new products in 2010 and have a gross margin of approximately 20%. These two products are diet supplement products for our developing diet supplement market in 2010.

Gross profit of the wellness house and activated water machine segments increased by $1,267,782 or 464.2% to $1,540,866 for the year ended December 31, 2010, compared to $273,084 for the year ended December 31, 2009. This increase was mainly attributed to an increase in sales of our wellness room for family use. The gross margin of our wellness house and activated water machine segments increased from 30.8% for the year ended December 31, 2009 to 65.8% for the year ended December 31, 2010. This significant increase was mainly attributed to increased sales of our new wellness room for family use, which has a higher gross margin as well as increased sales of our activated water machines as a result of a decrease in the purchase price.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $1,374,574, or 121.3%, from $1,133,249 for the year ended December 31, 2009 to $2,507,823 for the year ended December 31, 2010. This increase was mainly due to the increase of our marketing expenses, stock compensation to our Senior Officer, depreciation and costs of being a public company. Operating expenses for healthcare knit goods segment increased by $971,480 or 136.9% to $1,680,965 for the year ended December 31, 2010 from $709,485 for the year ended December 31, 2009. Operating expenses for daily healthcare and personal care segment increased by $349,280 or 170.3% to $554,382 for the year ended December 31, 2010 from $205,102 for the year ended December 31, 2009. Operating expenses for wellness house and activated water machine segment increased by $53,814 or 24.6% to $272,476 for the year ended December 31, 2010 from $218,662 for the year ended December 31, 2009.

Income from operations. As a result of the foregoing, our income from operations was $3,119,229 for the year ended December 31, 2010, compared to a loss from operations of $811,127 for the year ended December 31, 2009, an increase of $2,308,102. This increase was mainly attributed to our wellness house and activated water machine segment, which contributed $1,213,968 of income from operations.

Income taxes. Our income tax expenses increased from $141,248 for the year ended December 31, 2009 to $507,964 for the year ended December 31, 2010. The increase was primarily due to the increase of income.

Net income. For the year ended December 31, 2010, our net income was $2,613,528 compared to $650,535 for the year ended December 31, 2009. This increase was primarily brought by Joway Shengshi.

Franchising

We enter into franchising agreements to develop retail outlets for our products. The agreements provide that franchisees will sell our products exclusively. In exchange we provide them with geographic exclusivity, discounted product, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The Agreements are cancelable at our discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2010	2009
Sales to franchise customers	$6,899,223	$2,238,586
Sales to non-franchise customers	613,496	870,473

Total sales	$7,512,719	$3,109,059

Change in franchise outlets:
Number of franchise outlets open at beginning of period	175	—
Number of franchise outlets opened during the period	93	182
Number of franchise outlets closed during the period	(24)	(7)

Number of franchise outlets open at the end of the period	244	175

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2010 was $935,719 and increased to $5,281,420 by the end of the year, an increase of $4,345,701. We had net working capital of $4,531,909 at December 31, 2010, an increase of $2,655,920 from $1,875,989 at December 31, 2009.

Our cash is held in large, reputable financial institutions as follows:

	December 31, 2010	December 31, 2009
Cash in hand	$12,196	$201,513
Cash in Industrial and Commercial Bank of China	4,748,092	728,616
Cash in Agricultural Bank of China	3,365	5,590
Cash in Standard Chartered Hong Kong	1,000	—
Cash in China Merchant Bank	516,767	—

Total	$5,281,420	$935,719

Our cash flow information summary is as follows:

	For the year ended December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$3,449,885	$629,579
Investing activities	1,055,410	(2,665,012)
Financing activities	$(493,899)	$2,845,472

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $3,449,885 for the year ended December 31, 2010 compared to $629,579 provided by operating activities for the year ended December 31, 2009. This increase was primarily due to an increase in net income of $1,962,993.

We used cash to increase inventory in the amount of $117,899 for the year ended December 31, 2010. $477,268 of cash was used to reduce advances from customers. This was primarily offset by cash provided from net income of $ 2,613,528, an increase in tax payable of $574,938, a reduction of other receivable of $308,550 and an add-back of $331,074 of depreciation for non-cash expense.

We used cash to increase inventory of $378,063 for the year ended December 31, 2009. More specifically, $0.3 million was used in increase of finished goods for the expansion business of healthcare knit goods segment and daily healthcare and personal care segment. We also used cash to increase in other receivables of $368,528. This was primarily offset by cash provided from net income of $2,723,528, increases in accounts payable of $141,683 and advance from customers of $163,780, a reduction in advances to suppliers of $158,465 and an add-back of $158,248 of depreciation for non-cash expense.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $1,055,410 for the year ended December 31, 2010, compared to $2,665,012 used in investing activities for the year ended December 31, 2009. In 2009, the Company directed Changlong Si, our treasurer, to purchase a CITIC trust fund in the amount of $1.5 million on behalf of the Company. This financial product, which is available for purchase by individuals only, had an interest rate of approximately 2.72%, which was higher than the standard bank interest rate. The amount invested was $1.5 million (RMB 10 million) and matured on August 25, 2010. At maturity the investment funds, which included the original $1.5 million plus $0.06 million (RMB 408,000) in interest, were returned to the Company. This is a one-time transaction and will not occur in the future. In addition, in 2009 we used $1,052,106 in connection with the construction of our factories and administrative offices in Baodi, Tianjin and for other production and office equipment compared to $359,859 used in 2010. The construction of our factories and administrative offices was completed in March 2010.

Net Cash Provided By (Used In) Financing Activities

Net cash provided used in financing activities was $493,899 for the year ended December 31, 2010, compared to $2,845,472 provided by financing activities for the year ended December 31, 2009. This change was mainly due to $6.6 million of cash advances received from Jinghe Zhang in 2009, pursuant to the loan agreements described below, offset by the repayment of $3 million of these advances to Jinghe Zhang.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,023,676 has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $613,721. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to the Company or any of its operating units.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Building	$5,245,777	$2,514,807
Operating Equipment	313,118	298,543
Office furniture and equipment	206,821	170,192
Vehicles	250,888	165,900
Leasehold improvements	—	211,644

Total	6,016,604	3,361,086
Less: accumulated depreciation	(496,893)	(169,906)

Property, plant and equipment, net	$5,519,711	$3,191,180

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $331,074 and $158,248, respectively.

In March, 2010, the Company completed construction on five buildings in its manufacturing and logistics center, and $2.6 million was converted from Construction in Progress to property, plant and equipment.

In 2009, the Company leased a floor of offices in the Nankai District of Tianjin as its headquarters for five years beginning in November 2009. The Company paid $211,644 to decorate these offices, which was treated as leasehold improvements in 2009. In October 2010, the Company terminated its lease of these offices and moved its headquarters to Baodi Economic Development Zone of Tianjin. The decoration expense was adjusted to long-term expenses.

CONSTRUCTION IN PROGRESS

During 2007, the Company began to construct manufacturing and logistics facilities and administrative offices in Baodi, Tianjin, PRC, to consist of a total of nine buildings. Four buildings were completed and occupied during 2009, and the remaining five buildings were completed and occupied in March 2010. As of December 31, 2010 and 2009, construction in progress of this project was $0 and $2,215,567, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2010 and 2009, the Company had allocated $286,816 and $48,188, respectively.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Basis of Consolidation

The accompanying consolidated financial statements include Joway Health and its wholly owned subsidiary and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation. Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Joway Shengshi, as a VIE of Junhe Consulting, have been consolidated in our financial statements. Joway Shengshi’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Joway Shengshi’s net income. Based on the various VIE Agreements, we are able to exercise control over the VIEs, and to obtain in full the economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, we prepare product shipments upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for a franchisee customer or for non-franchisee customers. We recognize revenue when the product is shipped. We do not sell product to any customers with a right of return as defined in ASC 605-15-25-4. Sales are presented net of value added tax (VAT).

We recognize revenue on the sale of our Wellness Houses under the completed contract method. At the time when we enter into a contract with a c to build a Wellness House, the customer pays a deposit of at least one-half of the sales price. We consider the contract to be complete when all significant costs have been incurred and the customer accepts the project in writing by signing in the appropriate place on the contract. At this time the customer will also pay any remaining balance on the contract. We recognize the full contract revenue at this point. Contract costs consist primarily of materials and labor costs. The construction period of a Wellness House generally does not exceed five days.

Accounts Receivable

Accounts receivable are carried at net realizable value. We provide reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customers’ credit worthiness, currents economic trends and changes in customer’s payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (For each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Building	20 years
Operating Equipment	10 years
Office furniture and equipment	3 or 5 years
Vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of income and other comprehensive income. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Significant renewals and betterment to buildings and equipment are capitalized. Leasehold improvements are depreciated over the lesser of the useful life or the life of the lease.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends FASB ASC 820, “Fair Value Measures and Disclosures.” FASB ASU 2010-06 require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The adoption of this topic will not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends FASB ASC 855, “Subsequent Events”. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. We adopted ASU 2010-09 upon issuance. The adoption of this topic has no material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this topic has no material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables, or ASU 2010-20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We are currently evaluating the impact of the adoption of ASU 2010-20 on our financial statements.

In December 2010, the FASB issued ASU 2010-28”, “Intangibles—Goodwill and Other (Topic 350)”. ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this topic is not expected to have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2010 and 2009 are appended to this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. In addition, in evaluating the effectiveness of our disclosure controls and procedures, we have considered the fact that our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have extensive knowledge of and professional experience with U.S. GAAP and SEC rules and regulations.

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Tread way Commission. In addition, in evaluating the effectiveness of our internal controls over financial reporting, we have considered the fact that our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have extensive knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. Based on such evaluation, management concluded that our internal control over financial reporting as of December 31, 2010 was effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

The Board of Directors has determined that each of the directors other than Mr. Zhang is an independent director within the meaning set forth in the rules and regulations of the SEC, as currently in effect. There are no family relationships between any director and an executive officer.

In connection with the change in control of the Company on September 28, 2010, Gust Kepler resigned as our sole director and officer and we appointed Jinghe Zhang as our new President, Chief Executive Officer and sole director, Yuan Huang as our new Chief Financial Officer, Secretary and Treasurer on September 28, 2010.

The Board of Directors is presently composed of three members: Jinghe Zhang, Socorro Quintero and Shepherd G. Pryor IV. Mr. Zhang serves as Chairman of the Board of Directors. On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company. The Board determined that Ms. Quintero and Mr. Pryor are independent directors within the meaning set forth in the rules and regulations of the SEC, as currently in effect. There are no family relationships between any director and executive officer. The Board of Directors held no meetings during fiscal year 2010. The Board acted four (4)times by unanimous written consent.

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jinghe Zhang	45	President, Chief Executive Officer, and Director	2010
Socorro Quintero	59	Director	2011
Shepherd G. Pryor IV	64	Director	2011

The following is a summary of the biographical information of our directors:

JINGHE ZHANG, age 45, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

DR. SOCORRO QUINTERO, age 59, was appointed to the Company’s Board of Directors on February 22, 2011. Ms. Quintero has been a member of the faculty of Oklahoma City University since 1993 and is currently an Associate Professor of Finance. In 2007 and 2009, she was the Managing Director for the Corporate Directors Institute for the Meinders School of Business, at Oklahoma City University. As Managing Director for the Corporate Directors Institute, she has extensive knowledge and understanding of corporate governance rules applicable to U.S. listed companies and has served as an independent director and Audit Committee chairperson for Tiens Biotech Group (AMEX:TBV), a US AMEX listed company for over 7 years. Ms. Quintero is the author of a number of academic financial research papers and numerous published talks on the topics of firm valuation, executive compensation, and the effects of regulations on asset pricing. Her finance expertise also extends to investments and strategies, risk management and the understanding and valuation of tradable financial innovations and contracts such as options. Prior to joining Oklahoma City University in 1993, she was a member of the Finance faculty at the University of South Florida. Prior to her career in Finance, she worked for a number of years in engineering and operations management for Abbott Laboratories and Levi Strauss & Co. Dr. Quintero has a M.S. in Industrial and Systems Engineering from Georgia Institute of Technology, Atlanta and a Bachelor of Science in Physics from the University of the Philippines. Ms. Quintero obtained her Ph.D. in Finance from the University of Texas at Austin in 1989.

SHEPHERD G. PRYOR IV, age 64, was appointed to the Company’s Board of Directors on February 22, 2011. Mr. Pryor has been providing management consulting services as an independent management consultant for a broad spectrum of clients ranging from major financial institutions, fortune 500 companies and law firms. Since 1991 to present, Mr. Pryor, through Board Resources, a division of Team Work Technologies, has been providing consulting services to Boards of Directors and CEOs, devising and implementing corporate governance and strategic solutions. Prior to working as an independent management consultant, Mr. Pryor worked for Lobue Associates, Inc., in Green Valley, Nevada, as a senior consultant and product manager, where he developed and marketed new products related to credit-oriented services provided to banks worldwide. In 1991, he worked as a Senior Vice President, Deputy Group Head for Well Fargo Bank, N.A., San Francisco, CA. From 1977 to 1990, he worked as Vice President or Assistant Vice President at the Wells Fargo Corporate Service, Inc. in Chicago, IL in business developing and management capacities. From 1971 to 1977, he worked for The First National Bank of Chicago in Chicago, IL at the practice area of corporate lending. Mr. Pryor holds a MBA degree from University of Chicago and an A.B. in Economics from Princeton University.

Our directors hold their position until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

On March 15, 2011, the Board established the Audit Committee and appointed Ms. Quintero and Mr. Pryor to serve as members of the Audit Committee. Ms. Quintero will also serve as Chairperson of the Audit Committee. The Board has determined that each of Ms. Quintero and Mr. Pryor is an “audit committee financial expert” as defined in the rules and regulations of the SEC. In addition, the Board of Directors has determined that each of the directors other than Mr. Zhang is an independent director within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

On December 31, 2009, our sole director approved a Code of Ethics which is applicable to our Financial Executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Huang Yuan (No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

Board Leadership Structure and Role in Risk Oversight

Jinghe Zhang is the Chairman of the Board of Directors, and serves as our President and Chief Executive Officer. We believe Jinghe Zhang is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. We believe that this leadership structure has served our company well.

Our board of directors has overall responsibility for risk oversight. On February 22, 2011, the Board appointed two new members to the Board, Ms. Socorro Quintero and Mr. Shepherd G. Pryor IV. The Board of Directors has determined that each of the directors other than Mr. Zhang is an independent director within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect. In addition, on March 15, 2011 the Board established the Audit Committee of the Board and appointed the two independent board members to serve as members of the Audit Committee. The Board has determined that each of Ms. Quintero and Mr. Pryor is an “audit committee financial expert” as defined by SEC rules, as currently in effect. We do not have a compensation or nominating committee, therefore, the Board will, for the time being, function in these capacities.

Audit Committee

The Audit Committee oversees our accounting, financial reporting and audit processes; appoints, determines the compensation of, and oversees the independent registered public accountants; pre-approves audit and non-audit services provided by the independent registered public accountants; reviews the results and scope of audit and other services provided by the independent registered public accountants; reviews the accounting principles and practices and procedures used in preparing our financial statements; oversees the Company’s internal audit function; and reviews our internal controls.

The Audit Committee works closely with management and our independent registered public accountants. The Audit Committee also meets with our independent registered public accountants without members of management present, on a quarterly basis, following completion of our independent registered public accountants’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent registered public accountants to approve the annual scope and fees for the audit services to be performed.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on our board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to us.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and we seek to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board. We are involved in the healthcare business in the PRC. Therefore our business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the board.

Set forth below is a chart that summarizes the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on our board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	High level of Financial literacy	Diversity of race,ethnicity, gender, age, cultural background or professional experience	Extensive Knowledge of the Company’s business	Marketing/Marketing Related technology experience	Governmental, Political or Diplomatic expertise
Jinghe Zhang		X	X	X	X
Socorro Quintero	X	X	X		X
Shepherd G. Pryor IV	X	X	X	X	X

We will strive to identify and appoint more directors to the board that possess the qualifications and qualities that will fulfill our current needs and business priorities.

Director Compensation

We had no non-employee directors who served during the 2010 fiscal year. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock.

Our Executive Officers

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	45	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	39	Chief Financial Officer, Joway Shengshi
Jingyun Chen	46	General Manager, Joway Technology and Joway Decoration
Yanli Feng	38	General Manager, Shengtang Trading

JINGHE ZHANG, age 45, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 39, has served as Chief Financial Officer for Joway Shengshi since September 2009. He worked as Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. He was the financial manager of Herbie (Tianjin) Electronics Co., Ltd. from November 2003 to July 2005. He served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd from December 1998 to November 2003. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

JINGYUN CHEN, age 46, has severed as General Manager of Joway Technology and Joway Decoration since 2003. Prior to that, Jingyun Chen served as manager of Tianjin Tianshi Group(Branch) from 2000 to 2003, and served as manager in Jilin Province Yuandong Bicycle Limited from 1991 to 2000. From 1991 to 2000, Jingyun Chen was the president of a branch factory of Tianjin Feige Group. Jingyun Chen graduated from Tianjin City Management Executives Institution in 1986.

YANLI FENG, age 38, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. Executive Compensation.

The following is a summary of the compensation we paid to our former Chief Executive Officer and current Chief Executive Officer for the fiscal year ended December 31, 2010 and 2009. This includes all compensation, including any compensation paid to the officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2009 or 2010.

Summary Compensation Table

Name		Position	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Gust Kepler (1)	2010	Former Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director	—	—	—	—
	2009		—	—	—	—
Jinghe Zhang (2)	2010	President, Chief Executive Officer, and Sole Director	$12,840	—	—	$12,840
	2009	—	$12,840	—	—	$12,840

(1)	On September 28, 2010, Mr. Kepler, the former sole executive officer, and director of the Company resigned as our sole officer and director and appointed Jinghe Zhang as our new President, Chief Executive Officer and sole director. Mr. Kepler received no salary or other compensation for serving as the Company’s sole executive officer.
(2)	On September 28, 2010, Jinghe Zhang was appointed as our new President and Chief Executive Officer and director for a term of three years and a monthly salary of RMB7,000 (approximately $1,070 translated at the exchange rate of 1 USD=6.54 RMB). The amount of $12,840 in the table above represents the compensation received by Mr. Zhang for the entire year of 2010, including compensation received in his capacity as General Manager of Joway Shengshi. From January 1, 2010 to September 27, 2010, Mr. Zhang received a monthly salary of RMB7,000. Mr. Zhang continued to receive the same salary after the closing of the reverse-merger.

None of the foregoing executives received any equity compensation or long-term compensation during any of the periods represented.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2010, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Employment Agreements with Executive Management.

On September 28, 2010, we entered into an employment agreement with each of Jinghe Zhang and Yuan Huang. Under their respective agreements, Jinghe Zhang is employed as our President, Chief Executive Officer and director for a term of three years and a monthly salary of RMB7,000 (approximately $1,044.78), and Yuan Huang is employed as our Chief Financial Officer, Secretary and Treasurer for a term of three years and a monthly salary of RMB5,000 (approximately $746.27). Pursuant to these agreements, neither party may terminate the employment agreement without cause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 2 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	87.04
Directors and Executive Officers
Jinghe Zhang(3)	—	—
Yuan Huang(3)	30,000	*
Jingyun Chen	32,000	*
Yanli Feng	24,000	*
Socorro Quintero(4)	—	—
Shepherd G. Pryor IV(4)	—	—
All directors and executive officers (6 persons)	17,494,000	87.47%

*	Under 1% of the issued and outstanding shares as of March 31, 2011.
(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2011 (20,000,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Lionel Evan Liu is the sole shareholder of Crystal Globe Limited and accordingly, has the sole investment and voting power of over the shares owned by Crystal Globe Limited.
(3)	Jinghe Zhang was appointed our new President, Chief Executive Officer and director, and Yuan Huang was appointed our new Chief Financial Officer, Secretary and Treasurer effective as of September 28, 2010.
(4)	Socorro Quintero and Shepherd G. Pryor IV were appointed as directors of the Company on March 15, 2011.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

VIE Agreements

On September 16, 2010, Dynamic Elite through its wholly-owned subsidiary Junhe Consulting entered into a series of agreements with the Joway Shengshi and its shareholders (the “VIE Agreements”). On September 16, 2010, the date of the VIE Agreements, Zhang Jinghe was the controlling shareholder of the Joway Shengshi and the executive director of Junhe Consulting. As a result, the Joway Shengshi and Junhe Consulting were under the common control of Zhang Jinghe who signed the following agreements on behalf of both parties:

•	a Consulting Services Agreement;

•	an Operating Agreement;

•	a Voting Rights Proxy Agreement;

•	an Option Agreement; and

•	an Equity Pledge Agreement.

Consulting Agreement

Under the Consulting Agreement, Joway Shengshi retained Junhe Consulting to (i) provide general advice and assistance relating to the management and operation of Joway Shengshi’s business; (ii) provide general advice and assistance with respect to employment and staffing issues, including recruiting and training of management personnel, administrative personnel and other staff, establishing an efficient payroll management system, and relocation assistance; (iii) provide business development advice and assistance; and (iv) such other advice and assistance as may be agreed upon by the parties. In return, Joway Shengshi agreed to pay Junhe Consulting quarterly a consulting fee in an amount equal to all of Joway Shengshi’s net income for that quarter within fifteen (15) days after receipt of Joway Shengshi’s quarterly financial statements. Joway Shengshi shall cause the owners of Joway Shengshi to pledge their equity interests in Joway Shengshi to Junhe Consulting to secure the payment of the foregoing consulting fee.

Joway Shengshi is subject to a number of covenants typical for this type of transaction, including the obligation to provide monthly, quarterly and annual reports, and other information requested by Junhe Consulting. In addition, Joway Shengshi is subject to a number of negative covenants, including the agreement that it will not (i) issue, purchase or redeem any equity or debt, or equity or debt securities, (ii) create, incur, assume or suffer to exist any liens upon any of its property or assets (except certain enumerated liens), (iii) wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or sale of all or substantially all of its assets; (iv) declare or pay any dividends, (v) incur, assume or suffer to exist any indebtedness, (other than certain enumerated exceptions); (vi) lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except receivables in the ordinary course of business; (vii) enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any of its affiliates or related parties, other than on terms and conditions substantially as favorable to Joway Shengshi as would be obtainable in a comparable arm’s-length transaction; (viii) make any expenditure for fixed or capital assets (including, without limitation, expenditures for maintenance and repairs which are capitalized in accordance with generally accepted accounting principles in the PRC and capitalized lease obligations) during any quarterly period which exceeds the aggregate the amount contained in the budget; (ix) amend or modify or change its Articles of Association or business license, or any agreement entered into by it, with respect to its capital stock, or enter into any new agreement with respect to its capital stock; or (x) engage (directly or indirectly) in any business other than those types of business prescribed within the business scope of its business license.

The Consulting Agreement may be terminated by Junhe Consulting for any reason at any time. In addition, the Consulting Agreement may be terminated by Junhe Consulting by written notice in the event of a material breach by Joway Shengshi which, in the case of breach of a non-financial obligation, has not been remedied within fourteen (14) days following the receipt of such written notice. Either party may terminate the Consulting Agreement by written notice to the other party if (i) the other party becomes bankrupt or insolvent or is the subject of proceedings or arrangements for liquidation or dissolution or ceases to carry on business or becomes unable to pay its debts as they become due; (ii) if the operations of Junhe Consulting are terminated; or (iii) if circumstances arise which materially and adversely affect the performance or the objectives of the Consulting Agreement.

Operating Agreement

Under the Operating Agreement, Junhe Consulting agreed to guarantee Joway Shengshi’s performance of contracts, agreements or transactions with third parties in consideration for the pledge by Joway Shengshi to Junhe Consulting of all of Joway Shengshi’s assets. In addition, Joway Shengshi and its shareholders agreed that Joway Shengshi would not, without the prior written consent of Junhe Consulting, enter into any transactions which may materially affect the assets, obligations, rights or the operations of Joway Shengshi (excluding transactions entered into in the ordinary course of business and the lien obtained by relevant counter parties due to such agreements), including transactions involving (i) the borrowing of money or assumption of any debt; (ii) the sale or purchase from any third party any asset or right, including, but not limited to, any intellectual property rights; (iii) the provision of any guarantees to any third parties using its assets or intellectual property rights; or (iv) the assignment of any business agreements to any third party. Joway Shengshi and its shareholders also agreed to appoint to the Joway Shengshi’s board of directors, and Joway Shengshi’s General Manager, Chief Financial Officer, and other senior officers those persons recommended or selected by Junhe Consulting.

Voting Rights Proxy Agreement

Under the Proxy Agreement, the Shareholders irrevocably granted to Junhe Consulting, for the maximum period of time permitted by law, all of their voting rights as shareholders of Joway Shengshi. In addition, the Shareholders agreed not to transfer their equity interest in Joway Shengshi to any third party (other than Junhe Consulting or a designee of Junhe Consulting). The Proxy Agreement may not be terminated without the unanimous consent of all Parties, except Junhe Consulting, which may terminate the Proxy Agreement with or without cause on thirty (30) days prior written notice.

Option Agreement

Under the Option Agreement, the Shareholders irrevocably granted to Junhe Consulting or its designee an exclusive option to purchase at any time, to the extent permitted under PRC Law, all or a portion of the Shareholders’ Equity Interest in Joway Shengshi for a price equal to the capital paid in by the Shareholders on a pro rata basis in accordance with the percentage of the Shareholders’ Equity Interest acquired, subject to applicable PRC laws and regulations.

Equity Pledge Agreement

Under the Equity Pledge Agreement, the Shareholders pledged all of their right, title and interest in their equity interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement. The pledge expires two (2) years after the satisfaction by Joway Shengshi of all of its obligations under the Consulting Services Agreement. During the term of the Equity Pledge Agreement, Junhe Consulting is entitled to vote, control, sell, or dispose of the Pledged Collateral in the event the Company does not perform its obligations under the Consulting Services Agreement. In addition, Junhe Consulting is entitled to collect any and all dividends declared or paid in connection with the Pledged Collateral.

Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of Joway Shengshi and to receive, through our subsidiaries, all of its profits. As a result, we are considered the primary beneficiary of Joway Shengshi and its operations, and Joway Shengshi and its subsidiaries are deemed to be our variable interest entities. Accordingly, we are able to consolidate into our financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries.

Call Option Agreement

As part of the reorganization of the Joway Shengshi, Mr. Liu and the shareholders of the Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of the Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Zhang and Mr. Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of G2 Ventures, Inc. and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in G2 Ventures held by Crystal Globe pursuant to this Call Option Agreement.

Other Related Transactions among Chinese Operating Entities

•

On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

•

On December 1, 2009, we, through our subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shengyang Joway. Pursuant to the license agreement, we are authorized to use the trademark “Xi” for a term of nine years.

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,023,676 has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $613,721.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $0.

•

On January 15, 2009, Joway Shengshi entered into a sales contract with Shengyang Joway, which is controlled by Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the sales contract, Joway Shengshi agrees to purchase inventory of $27,560 from Shengyang Joway.

•

On February 15, 2009, Joway Shengshi entered into an Equipment Sales Contract with Shengyang Joway. Pursuant to the agreement, Joway Shengshi agreed to purchase certain operating and office equipment in the amount of $158,832 from Shengyang Joway.

•	On December 20, 2009, Joway Shengshi entered into a sales contract with Shengyang Joway. Pursuant to the sales contract, Joway Shengshi agreed to purchase inventory of $137,395 from ShengyangJoway.

•

From 2007 through 2010, the Company was advanced $791,701 by Shenyang Joway. The advances were non-interest bearing and had no specified repayment terms. The Company repaid $556,365 of these advances during the period January 1, 2010 through December 31, 2010. As of December 31, 2010, the total unpaid principal balance due Shenyang Joway for advances was $235,336.

•

On February 20, 2009, Joway Shengshi entered into an entrust agreement with its cashier (treasurer) Changlong Si. Pursuant to the entrust agreement, Changlong Si was to receive RMB 10 million (approximately $ 1,465,620) from Joway Shengshi to be used to purchase a CITIC (China International Trust and Investment Company) trust investment product on behalf of Joway Shengshi under his own name. No compensation was paid to Mr. Changlong Si in connection with the CITIC investment. The Company purchased this investment product under the name of an individual instead of the Company itself because this investment product is available for purchase by individuals only and has a higher interest rate than the standard bank interest rate. The total amount of RMB10 million was invested from February 25, 2009 to August 25, 2010. The CITIC trust investment matured in August 2010 and the Company, through Joway Shengshi, received the cash proceeds consisting of principal of 10 million RMB and interest of 408,000 RMB in August 2010. Therefore, this investment is no longer in existence.

Related Transactions Prior to Reverse-Merger

During the period beginning September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2009, the Company received cash advances in the aggregate principal amount of $141,218 (which includes operating advances assumed from G2 Companies, Inc.) from Mr. Gust Kepler, our former sole officer, director and employee. The advances were non-interest bearing, unsecured and repayable upon demand as funds were available. During the period from September 26, 2002 (inception of G2 Companies, Inc.) through December 31, 2002, $17,796 of the advances was contributed as additional paid in capital, and $8,500 was repaid. As of December 31, 2009, the total unpaid principal balance due Mr. Kepler for advances was $114,922. Mr. Kepler forgave the balance on September 20, 2010 in connection with the Share Exchange.

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our last fiscal year.

Procedures for Approval of Related Party Transactions

Our Audit Committee is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

We incurred aggregate fees and expenses of $100,000 for 2010 from SHERB & CO., LLP. primarily for work completed for our 3rd quarterly review and annual audits.

We incurred aggregate fees and expenses of $4,850 and $19,597 for 2010 and 2009, respectively from Turner, Stone and Company, LLP. Such fees for the 2010 fiscal year were primarily for work completed for our 1st and 2nd quarterly reviews. Fees incurred for the 2009 fiscal year were primarily for work completed on our quarterly reviews and annual audit.

Audit-Related Fees

Audit-related fees for 2010 and 2009 were $2,053 and $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 and $0 for the 2010 and 2009 fiscal years.

All Other Fees

We incurred other fees of $130,000 and $0 for 2010 and 2009, respectively. Fees incurred for the 2010 fiscal year were primarily for the audit performed with respect to our Reverse Merger.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2010. All of the services provided and fees charged by our independent registered accounting firms in 2010 were approved by the board of directors.

Item 15. Exhibits, Financial Statement Schedules.

Reference is made to Items 9.01(a) and 9.01(b) above and the exhibits referred to therein, which are incorporated herein by reference.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation *

3.2	Bylaws*

3.3	Specimen of Common Stock Certificate*

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite***

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology***

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi***

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang***

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng***

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology***

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi***

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi***

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang***

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway***

10.16	Employment Agreement, dated September 28 , 2010, by and between G2 Ventures and Jinghe Zhang***

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang***

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si***

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang

10.20	Standard Form of Franchise Agreement

14.1	Code of Ethics**

21.1	List of Subsidiaries

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
**	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
***	previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2011

JOWAY HEALTH INDUSTRIES GROUP, INC.

By:	/s/ JINGHE ZHANG
Jinghe Zhang
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ YUAN HUANG
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ JINGHE ZHANG Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	April 14, 2011

/s/ YUAN HUANG Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2011

/s/ SOCORRO QUINTERO Socorro Quintero	Director	April 14, 2011

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	April 14, 2011

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

Joway Health Industries Group Inc.

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joway Health Industries Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co. LLP

New York, New York

March 25, 2011

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$5,281,420	$935,719
Accounts receivable, net	9,638	57,532
Other receivables	81,162	389,712
Due from related parties	—	1,462,587
Inventories	711,704	593,805
Advances to suppliers	143,609	192,733
Prepaid expense	33,884	118,123

Total current assets	6,261,417	3,750,211
PROPERTY, PLANT AND EQUIPMENT, net	5,519,711	3,191,180
OTHER ASSETS:
Construction in progress	—	2,215,567
Intangible assets, net	615,607	581,054
Long-term prepaid expenses	207,621	—

Total other assets	823,228	2,796,621

Total assets	$12,604,356	$9,738,012

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$305,416	$141,683
Advances from customers	1,422	361,993
Taxes payable	519,726	55,091
Other payables	50,810	16,197
Due to related parties	852,134	1,299,258

Total current liabilities	1,729,508	1,874,222
COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding Common stock - par value $0.001; 200,000,000 shares authorized; 20,000,000 and 18,515,426 shares issued and outstanding at December 31, 2010 and 2009, respectively	20,000	18,515
Additional paid-in-capital	7,316,179	7,254,439
Statutory reserves	336,604	49,788
Retained earnings	2,772,488	445,776
Accumulated other comprehensive income	429,577	95,272

Total stockholders’ equity	10,874,848	7,863,790

Total liabilities and stockholders’ equity	$12,604,356	$9,738,012

	—	—

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2010	2009
REVENUES	$7,512,719	$3,109,059
COST OF REVENUES	1,885,667	1,164,683

GROSS PROFIT	5,627,052	1,944,376
Selling expenses	752,551	165,994
General and administrative expenses	1,755,272	967,255

OPERATING EXPENSES	2,507,823	1,133,249

INCOME FROM OPERATIONS	3,119,229	811,127

Interest income	4,242	1,952
Other income	65,486	2,902
Other expenses	(67,465)	(24,198)

OTHER (EXPENSE) INCOME, NET	2,263	(19,344)

INCOME BEFORE INCOME TAXES	3,121,492	791,783
INCOME TAXES	507,964	141,248

NET INCOME	2,613,528	650,535
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	334,305	(3,157)

COMPREHENSIVE INCOME	$2,947,833	$647,378

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	0.14	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED
	18,886,570	18,515,426

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income	Total equity
	Number of shares	Common stock
BALANCE, January 1, 2009	18,515,426	$18,515	$769,812	$1,600	$(156,571)	$98,429	$731,785
Net Income	—	—	—	—	650,535	—	650,535
Appropriation to statutory reserves	—	—	—	48,188	(48,188)	—	—
Capital contribution	—	—	6,876,914	—	—	—	6,876,914
Capital distribution	—	—	(392,287)	—	—	—	(392,287)
Foreign currency translation loss	—	—	—	—	—	(3,157)	(3,157)

BALANCE, December 31, 2009	18,515,426	18,515	7,254,439	49,788	445,776	95,272	7,863,790
Net Income	—	—	—	—	2,613,528	—	2,613,528
Appropriation to statutory reserves	—	—	—	286,816	(286,816)	—	—
Capital distribution			(46,775)				(46,775)
Stock-based compensation to employees	—	—	110,000	—	—	—	110,000
Share exchange	1,484,574	1,485	(1,485)	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	334,305	334,305

BALANCE, December 31, 2010	20,000,000	$20,000	$7,316,179	$336,604	$2,772,488	$429,577	$10,874,848

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,613,528	$650,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	331,074	158,248
Amortization	15,336	12,812
Loss on sale of assets	2,651	—
Share-based compensation	110,000	—
Changes in operating assets and liabilities:
Accounts receivable, trade	47,894	(38,943)
Other receivables	308,550	(368,528)
Due from related parties	—	65,152
Inventories	(117,899)	(378,063)
Advances to suppliers	49,124	158,465
Prepaid Expense	(33,884)	106,489
Accounts payable	(16,592)	141,683
Advances from customers	(477,268)	163,780
Other payable	20,152	(4,573)
Salary and welfare payable	35,018	(2,874)
Tax payable	574,938	(47,334)
Accrued expenses	(12,737)	12,730

Net cash provided by operating activities	3,449,885	629,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(359,859)	(1,052,106)
Proceeds from sale of equipment	2,571	—
Investment in trust	1,462,587	(1,607,980)
Purchase of intangible assets	(49,889)	(4,926)

Net cash provided by (used in) investing activities	1,055,410	(2,665,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	—	6,876,914
Capital distribution	(46,775)	(392,287)
Due to related parties	(447,124)	(3,639,155)

Net cash provided by (used in) financing activities	(493,899)	2,845,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	334,305	27,641

NET INCREASE IN CASH	4,345,701	837,680
CASH, beginning of year	935,719	98,039

CASH, end of year	$5,281,420	$935,719

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$396,679	$94,981
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”), its subsidiary, and variable interest entities (“VIEs”) where Joway Health is deemed the primary beneficiary. Joway Health, its subsidiary and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Texas on March 21, 2003. On September 21, 2010, Joway Health entered into a Share Exchange Agreement (the “Exchange Agreement”) with Dynamic Elite International Limited. As a result of the Share Exchange, Dynamic Elite became a wholly-owned subsidiary of Joway Health and the stockholders of Dynamic Elite acquired approximately 76.08% of the issued and outstanding stock of Joway Health. The share exchange transaction resulted in the shareholders of Dynamic Elite acquiring a majority voting interest in Joway Health. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in the combined business be treated as the acquirer for accounting purposes. The reverse acquisition process utilizes the capital structure of Joway Health and the assets and liabilities of Dynamic Elite recorded at historical cost. On December 22, 2010, Joway Health changed its jurisdiction of incorporation from the State of Texas to the State of Nevada.

Dynamic Elite International Limited (referred to herein as “Dynamic Elite”) was incorporated under the laws of the British Virgin Islands on June 2, 2010 as a limited liability company (a BVI company). Dynamic Elite engages in manufacturing and distributing tourmaline products in China. Its wholly owned subsidiary, Tianjin Junhe Management Consulting Co., Ltd. was incorporated on September 15, 2010 in Tianjin, People Republic of China (“PRC”). Other than the equity interest in Junhe Consulting, Dynamic Elite does not own any assets or conducts any operations.

Tianjin Junhe Management Consulting Co., Ltd. (referred to herein as “Junhe Consulting”) conducts its business through Tianjin Joway Shengshi Group Co., Ltd. that is consolidated as a variable interest entity.

Tianjin Joway Shengshi Group Co., Ltd. (referred to herein as “Joway Shengshi”) was incorporated in PRC on May 17, 2007. Joway Shengshi is currently owned 99% by Jinghe Zhang, the Company’s current CEO and President and 1% by Song Baogang. Joway Shengshi engages in manufacturing and distributing tourmaline products in China. Liaoning Joway Technology Engineering Co., Ltd., Tianjin Joway Decoration Engineering Co., Ltd. and Tianjin Oriental Shengtang Trading Import & Export Trading Co., Ltd are subsidiaries of Joway Shengshi.

Liaoning Joway Technology Engineering Co., Ltd. (referred to herein as “Joway Technology”) was incorporated on March 28, 2007 in PRC. It engages in the distribution of Tourmaline Activated Water Machines and the construction of Tourmaline Wellness Houses. Prior to July 25, 2010, Joway Shengshi owned 90.91% of Joway Technology. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Technology on July 25, 2010 to acquire the remaining 9.09% of the share of Joway Technology. As a result of the share acquisition, Joway Technology became a wholly-owned subsidiary of Joway Shengshi.

Tianjin Joway Decoration Engineering Co., Ltd.( referred to herein as “Joway Decoration”) was incorporated on April 22, 2009 in PRC. It engages in the distribution of Tourmaline Activated Water Machines, Tourmaline Wellness House for family use and Tourmaline Wellness House materials. Prior to July 9, 2010, Joway Shengshi owned 90% of Joway Decoration. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Decoration on July 9, 2010 to acquire the remaining 10% of the shares of Joway Decoration. As a result of the share acquisition, Joway Decoration became a wholly-owned subsidiary of Joway Shengshi. Jingyun Chen is currently the General Manager of Joway Decoration.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tianjin Oriental Shengtang Import & Export Trading Co., Ltd (referred to herein as “Shengtang Trading”) was incorporated on September 18, 2009 in the PRC. It engages in purchasing raw materials which it sells to other companies of the group. Prior to July 28, 2010, Joway Shengshi owned 95% of Shengtang Trading. Joway Shengshi entered into a share acquisition agreement with Wang Aiying, another stockholder of Shengtang Trading on July 28, 2010 to acquire the remaining 5% of the shares of Shengtang Trading. As a result of the share acquisition, Shengtang Trading became a wholly-owned subsidiary of Joway Shengshi.

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,000	87.04% owned by Crystal Globe Limited 12.96% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of tourmaline products
Liaoning Joway Technology Engineering Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine, Tourmaline Wellness House for family use and Tourmaline Wellness House materials
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 16, 2010, prior to the share exchange, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners:

1. Consulting Services Agreement. Pursuant to the consulting services agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to advise, consult, manage and operate Joway Shengshi, and collect and own all of the net profits of the Operating Entities.

2. Operating Agreement. Under the operating agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to recommend director candidates and appoint the senior executives of Joway Shengshi, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Shengshi, and guarantee the contractual performance by Joway Shengshi of any agreements with third parties, in exchange for a pledge by Joway Shengshi of its accounts receivable and assets.

3. Voting Rights Proxy Agreement. Under the voting rights proxy agreement between Joway Shengshi’s owners and Junhe Consulting, the owners of Joway Shengshi have vested their collective voting control over Joway Shengshi to Junhe Consulting and will only transfer their respective equity interests in Joway Shengshi to Junhe Consulting or its designee.

4. Option Agreement. Under the option agreement between Joway Shengshi’s owners and Junhe Consulting, the owners of Joway Shengshi have granted Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi.

5. Equity Pledge Agreement. Under the equity pledge agreement between Joway Shengshi’s owners and Junhe Consulting, the owners of Joway Shengshi have pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

As a result of the Contractual Agreements, Joway Shengshi is effectively a variable interest entity of Junhe Consulting. Accordingly, Dynamic Elite through its wholly-owned subsidiary Junhe Consulting consolidates Joway Shengshi’s results of operation, assets and liabilities in its financial statements. Hereafter, Dynamic Elite, Junhe Consulting, Joway Shengshi and its subsidiaries are collectively referred to as the “Company” unless specific reference is made to an individual entity.

In connection with the Share Exchange and as consideration for entering into the VIE Agreements the shareholders of Joway Shengshi, entered into a Call Option Agreement with the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vests as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on April 2 of 2012 and 2013. As a result, the shareholders of Joway Shengshi will become the indirect beneficial owners of the shares of the Company held by Crystal Globe.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Joway Shengshi, as a VIE of Junhe Consulting, have been consolidated in the Company’s financial statements. Joway Shengshi’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Joway Shengshi’s net income.

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain in full the economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in USD. The functional currency of the Company is RMB. The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	December 31,
	2010	2009
Year ended RMB: USD Exchange rate	6.6118	6.8372
Average yearly RMB: USD Exchange rate	6.77875	6.84088

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2010 and 2009 foreign currency translation adjustments of $334,305 and negative $3,157, respectively, have been reported as comprehensive (loss) or income in the consolidated financial statements.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

Other comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentrations of Credit Risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties generally approximate their fair market values based on the short-term maturity of these instruments. ASC 825-10 “ Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at any point during the period of the financial statements presented. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and December 31, 2009, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2010 and December 31, 2009, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $143,609 and $192,733 as of December 31, 2010 and 2009, respectively.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Building	20 years
Operating Equipment	10 years
Office furniture and equipment	3 or 5 years
Vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Significant renewals and betterment to buildings and equipment are capitalized. Leasehold improvements are depreciated over the lesser of the useful life or the life of the lease.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the related assets are completed and are ready for their intended use.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Intangible assets mainly consist of land use rights. All land located in the PRC is owned by the government and cannot be sold to any individual or company. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of 50 years. Other intangible assets are software programs that are amortized over their estimated useful life of 10 years.

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, the Company prepares product shipments upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for a franchisee customer or for non-franchisee customers. The Company recognizes revenue when the product is shipped. The Company does not sell product to any customers with a right of return as defined in ASC 605-15-25-4. Sales are presented net of value added tax (VAT).

For Tourmaline Wellness House sales, the Company recognizes revenue under the completed contract method. Customers contact the Company with requests to construct a Wellness House. The Company and the customer enter into a contract, at which time the customer pays a deposit of at least one-half of the sales price. A contract is considered complete when all significant costs have been incurred and the project has been accepted by the customer. The contracts have a place for the customer to sign indicating their acceptance of the completed Wellness House. At this time the customer will also pay any remaining balance on the contract. The Company recognizes the full contract revenue at this point. Contract costs consist primarily of materials and labor costs. The construction period of a Wellness House generally does not exceed five days.

Shipping costs

Shipping costs are included in selling expenses and totaled $ 46,855 and $19,573 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company is governed by the Income Tax Law and associated legislations of the PRC. The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes” (formerly SFAS No. 109 Accounting for Income Taxes), which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Subsequent Events

The Company evaluates subsequent events for purposes of recognition or disclosure through the date that the financial statements are issued.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends FASB ASC 820, “Fair Value Measures and Disclosures.” FASB ASU 2010-06 require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The adoption of this topic will not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends FASB ASC 855, “Subsequent Events”. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this topic has no material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this topic has no material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables, or ASU 2010- 20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In December 2010, the FASB issued ASU 2010-28”, “Intangibles—Goodwill and Other (Topic 350)”. ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this topic is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2010	2009
Accounts receivable	$9,638	$57,532
Less: Allowance for bad debt	—	—

Accounts receivable	$9,638	$57,532

NOTE 4 – OTHER RECEIVABLES

Other receivables are primarily comprised of payments made by the Company under a cooperative technology development contract with Tianjin Zhong’ao Biology Technology Co., Ltd. (“Zhong’ao”). The Company entered into this contract in 2009. Pursuant to this contract, Zhong’ao was to develop a tourmaline solution suitable for human consumption. The contract provided that Zhong’ao would provide research and development services on the product for a period of five years commencing in January 2009 and ending in December 2014, The fee for these services was to be RMB 3,000,000 (approximately $441,176). The Company prepaid RMB 2,600,000 (approximately $382,352) during 2009, and the remaining balance of RMB 400,000 was to be paid by December 31, 2014.

Due to technical problems encountered by Zhong’ao, the Company and Zhong’ao agreed to terminated the cooperative technology development contract on October 15, 2010. Pursuant to the termination agreement, the Company agreed to bear RMB 500,000 (approximately $73,529) of expenses for this cooperative R & D project and Zhong’ao agreed to return RMB 2,100,000 (approximately $308,823) of prepaid fees to the Company before October 30, 2010. On October 29, 2010, the Company received RMB 2,100,000 from Zhong’ao.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	December 31,
	2010	2009
Raw materials	$100,706	$176,042
Packages	11,406	13,297
Finished goods	557,251	389,573
Goods shipped in transit	21,891	—
Low value consumables	20,450	14,893

Total	$711,704	$593,805

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Building	$5,245,777	$2,514,807
Operating Equipment	313,118	298,543
Office furniture and equipment	206,821	170,192
Vehicles	250,888	165,900
Leasehold improvements	—	211,644

Total	6,016,604	3,361,086
Less: accumulated depreciation	(496,893)	(169,906)

Property, plant and equipment, net	$5,519,711	$3,191,180

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $331,074 and $158,248, respectively.

In March, 2010, the Company completed construction of five buildings at the Company’s manufacturing and logistics center and $2.6 million was converted from Construction in Progress.

In 2009, the Company leased a floor of offices in the Nankai District of Tianjin as its headquarters for five years beginning in November 2009. The Company paid $211,644 to decorate these offices, which was treated as leasehold improvements in 2009. In October 2010, the Company terminated its lease of these offices and moved its headquarters to Baodi Economic Development Zone of Tianjin. However, the Company continues to occupy the Tianjin offices. The decoration expense is classified as long-term prepaid expenses.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONSTRUCTION IN PROGRESS

During 2007, the Company began to construct manufacturing and logistic facilities as well as administrative offices located in Baodi, Tianjin, PRC, a total of nine buildings. Four buildings were completed and occupied during 2009, and the remaining five buildings were completed and occupied in March 2010. As of December 31, 2010 and 2009, construction in progress of this project was $0 and $2,215,567, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2010	2009
Land use rights	$624,347	$603,764
Other intangible assets	34,509	5,203

Total	658,856	608,967
Less: accumulated amortization	(43,249)	(27,913)

Intangible assets, net	$615,607	$581,054

Amortization expense of intangible assets for the years ended December 31, 2010 and 2009 was $15,336 and $12,812, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2011	$15,938
2012	$15,938
2013	$15,938
2014	$15,938
2015	$15,938
Thereafter	$535,917

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties is the fund paid to Changlong Si to purchase a CITIC trust investment on behalf of the Company. Changlong Si is the cashier (treasurer) of the Company. This financial product which is available for purchase by individuals only has a higher interest rate than the standard bank interest rate. The amount invested was $1,465,620 ( RMB 10 million) from February 25, 2009 to August 25, 2010. Both the principal of RMB 10 million and interest on the investment of RMB 408,000 were paid off on August 26, 2010 from Changlong Si.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to related parties consists of the following:

	December 31,
	2010	2009
Shenyang Joway Industrial Development Co., Ltd.	$235,336	$694,458
Jinghe Zhang	613,721	604,800
Jingyun Chen	3,077	—

Total	$852,134	$1,299,258

Shenyang Joway Industrial Development Co., Ltd (“Shenyang Joway”) is controlled by Jinghe Zhang, the largest stockholder and CEO of the Company. The Company purchased inventory and equipment in the amount of $0 and $328,088 from Shenyang Joway in 2010 and 2009 respectively.

From 2007 through 2010, the Company was advanced $791,701 by Shenyang Joway. The advances were non-interest bearing and had no specified repayment terms. The Company repaid $459,122 of these advances during the year of 2010.

On December 1, 2009, the Company entered into a license agreement with Jinghe Zhang. Pursuant to the license agreement, the Company is authorized to use for free the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang. Pursuant to the agreement, Jinghe Zhang agrees to lend money as daily operation capital to Joway Shengshi. The advances are interest free and unsecured. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Shengshi Group) through December 31, 2010, Joway Shengshi received cash operating advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang and $4,023,676 has been paid off by Shengshi Group. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $613,721.

On May 10, 2007, Joway Technology entered into a loan agreement with Jinghe Zhang. Pursuant to the loan agreement, Jinghe Zhang agrees to lend money as daily operation capital to Joway Technology. The loan is interest free and unsecured. The loan agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash operating advances in the aggregate principal amount of $22,031 from Jinghe Zhang and $22,031 has been paid off by Joway Technology. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $0.

Jingyun Chen is General Manager of Joway Technology and Joway Decoration. In November, 2010, the Company received $3,077 of insurance refund on behalf of Jingyun Chen.

The amount due to and from related parties are non-interest bearing and have no specified repayment terms.

NOTE 10 – INCOME TAXES

The Company operates mainly in the People’s Republic of China and is governed by the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is generally at a statutory rate of 25% beginning January 2008, on income as reported in their statutory financial statements after appropriate tax adjustments.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2010	2009
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(9%)	—
Benefit of NOL carry forward	—	(7%)
Effective rate	16%	18%

(1)	Joway Decoration is taxed at a reduced rate of 4%.

As of December 31, 2010 and 2009, the Company had no deferred tax assets or liabilities.

NOTE 11 - STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the subsidiaries of the Company are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserve reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2010 and 2009, the Company had allocated $ 286,816 and $48,188, respectively.

NOTE 12 – SEGMENTS

For the year of 2010 and 2009, the Company operated in three reportable business segments - (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the year ended December 31, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$3,887,284	$764,470	$3,122,814	$1,441,849	$179,242	$291,548
Daily Healthcare and Personal Care Series	1,282,027	318,655	963,372	408,990	59,114	188,874
Wellness House Activated Water Machine Series	2,343,408	802,542	1,540,866	1,268,390	108,054	332,415

Segment Totals	$7,512,719	$1,885,667	$5,627,052	3,119,229	$346,410	812,837

Other Income (Expense) – Net				2,263
Income Tax				507,964

Unallocated Assets						11,791,519

Net Income				$2,613,528

Total Assets						$12,604,356

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2009

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,723,846	$428,004	$1,295,842	$586,357	$94,856	$272,284
Daily Healthcare and Personal Care Series	498,341	122,891	375,450	170,348	27,400	105,213
Wellness House Activated Water Machine Series	886,872	613,788	273,084	54,422	48,804	214,458

Segment Totals	$3,109,059	$1,164,683	$1,944,376	811,127	$171,060	591,955

Other Income (Expense) – Net				(19,344)
Income Tax				141,248

Unallocated Assets						9,146,057

Net Income				$650,535

Total Assets						$9,738,012

NOTE 13 - FRANCHISE REVENUES

The Company enters into franchising agreements to develop retail outlets for the Company's products. The agreements provide that franchisees will sell Company products exclusively. In exchange the Company provides them with geographic exclusivity, discounted product, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements also require franchisees to charge certain minimum sales prices, and prohibit them from selling competitor’s products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not act to manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and the introduction of new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancelable at the Company’s discretion if franchisees violate the terms of the agreements.

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2010	2009
Sales to franchise customers	$6,899,223	$2,238,586
Sales to non-franchise customers	613,496	870,473

Total sales	$7,512,719	$3,109,059

Change in franchise outlets:
Number of franchise outlets open at beginning of period	175	—
Number of franchise outlets opened during the period	93	182
Number of franchise outlets closed during the period	(24)	(7)

Number of franchise outlets open at the end of the period	244	175