Form 10-Q
period 2011-03-31
Joway Health Industries Group Inc
filed 2011-05-16
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800	86-22-22533666
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

N/A

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

The number of shares outstanding of the Issuer’s Common Stock as of March 31, 2011 was 20,000,000 shares.

i

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$5,459,718	$5,281,420
Accounts receivable, net	9,513	9,638
Other receivables	36,786	81,162
Inventories	587,808	711,704
Advances to suppliers	181,318	143,609
Prepaid expense	17,355	33,884

Total current assets	6,292,498	6,261,417

PROPERTY, PLANT AND EQUIPMENT, net	6,081,520	5,519,711

OTHER ASSETS:
Intangible assets, net	615,352	615,607
Long-term prepaid expenses	205,942	207,621

Total other assets	821,294	823,228

Total assets	$13,195,312	$12,604,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$326,294	$305,416
Advances from customers	—	1,422
Taxes payable	382,298	519,726
Salary payable	47,359	—
Other payables	20,624	50,810
Due to related parties	694,452	852,134

Total current liabilities	1,471,027	1,729,508

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in-capital	7,316,179	7,316,179
Statutory reserves	336,604	336,604
Retained earnings	3,550,218	2,772,488
Accumulated other comprehensive income	501,284	429,577

Total stockholders’ equity	11,724,285	10,874,848

Total liabilities and stockholders’ equity	$13,195,312	$12,604,356

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
REVENUES	$1,699,038	$915,751

COST OF REVENUES	355,406	246,195

GROSS PROFIT	1,343,632	669,556

Selling expenses	144,309	121,526
General and administrative expenses	561,435	231,940

OPERATING EXPENSES	705,744	353,466

INCOME FROM OPERATIONS	637,888	316,090

Interest income	1,616	564
Other income	361,268	348
Other expenses	(666)	(7,786)

OTHER INCOME (EXPENSE), NET	362,218	(6,874)

INCOME BEFORE INCOME TAXES	1,000,106	309,216

INCOME TAXES	222,376	75,095

NET INCOME	777,730	234,121

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	71,707	1,263

COMPREHENSIVE INCOME	$849,437	$235,384

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.04	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	18,515,426

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$777,730	$234,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	98,799	56,332
Amortization	4,437	3,173
Changes in operating assets and liabilities:
Accounts receivable, trade	125	57,542
Other receivables	44,376	(225)
Due from related parties	—	(11,594)
Inventories	123,896	(186,763)
Advances to suppliers	(37,709)	(35,882)
Prepaid expense	16,529	—
Accounts payable	20,878	(81,300)
Advances from customers	(1,422)	(229,034)
Other payable	(4,168)	4,002
Salary and welfare payable	8,892	24,512
Tax payable	(124,979)	105,798
Accrued expenses	—	19,108

Net cash provided by (used in) operating activities	927,384	(40,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(658,929)	(104,053)
Purchase of intangible assets	—	(3,628)

Net cash used in investing activities	(658,929)	(107,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(157,682)	22,917

Net cash provided by (used in) financing activities	(157,682)	22,917

EFFECT OF EXCHANGE RATE CHANGES ON CASH	67,525	151

NET INCREASE (DECREASE) IN CASH	178,298	(124,823)

CASH, beginning of period	5,281,420	935,719

CASH, end of period	$5,459,718	$810,896

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$218,380	$29,405
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income	Total equity
	Number of shares	Common stock
BALANCE, January 1, 2009	18,515,426	$18,515	$769,812	$1,600	$(156,571)	$98,429	$731,785

Net Income	—	—	—	—	650,535	—	650,535
Appropriation to statutory reserves	—	—	—	48,188	(48,188)	—	—
Capital contribution	—	—	6,876,914	—	—	—	6,876,914
Capital distribution	—	—	(392,287)	—	—	—	(392,287)
Foreign currency translation loss	—	—	—	—	—	(3,157)	(3,157)

BALANCE, December 31, 2009	18,515,426	$18,515	$7,254,439	$49,788	$445,776	$95,272	$7,863,790

Net Income	—	—	—	—	2,613,528	—	2,613,528
Appropriation to statutory reserves	—	—	—	286,816	(286,816)	—	—
Capital distribution	—	—	(46,775)	—	—	—	(46,775)
Stock-based compensation to employees	—	—	110,000	—	—	—	110,000
Share exchange	1,484,574	1,485	(1,485)	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	334,305	334,305

BALANCE, December 31, 2010	20,000,000	20,000	7,316,179	336,604	2,772,488	429,577	10,874,848

Net Income	—	—	—	—	777,730	—	777,730
Foreign currency translation gain	—	—	—	—	—	71,707	71,707

BALANCE, March 31, 2011 (Unaudited)	20,000,000	$20,000	$7,316,179	$336,604	$3,550,218	$501,284	$11,724,285

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”), its subsidiary, and variable interest entities (“VIEs”) where Joway Health is deemed the primary beneficiary. Joway Health, its subsidiary and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Texas on March 21, 2003. On September 21, 2010, Joway Health entered into a Share Exchange Agreement (the “Exchange Agreement”) with the sole stockholder of Dynamic Elite International Limited. As a result of the Share Exchange, Dynamic Elite became a wholly-owned subsidiary of Joway Health and the stockholders of Dynamic Elite acquired approximately 76.08% of the issued and outstanding stock of Joway Health. The share exchange transaction resulted in the shareholders of Dynamic Elite acquiring a majority voting interest in Joway Health. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in the combined business be treated as the acquirer for accounting purposes. The reverse acquisition process utilizes the capital structure of Joway Health and the assets and liabilities of Dynamic Elite recorded at historical cost. On December 22, 2010, Joway Health changed its jurisdiction of incorporation from the State of Texas to the State of Nevada.

Dynamic Elite International Limited (referred to herein as “Dynamic Elite”) was incorporated under the laws of the British Virgin Islands on June 2, 2010 as a limited liability company (a BVI company). Dynamic Elite engages in manufacturing and distributing tourmaline products in China. Its wholly owned subsidiary, Tianjin Junhe Management Consulting Co., Ltd. was incorporated on September 15, 2010 in Tianjin, People Republic of China (“PRC”). Other than the equity interest in Junhe Consulting, Dynamic Elite does not own any assets or conduct any operations.

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

Tianjin Joway Decoration Engineering Co., Ltd. ( referred to herein as “Joway Decoration”) was incorporated on April 22, 2009 in PRC. It engages in the distribution of Tourmaline Activated Water Machines, Tourmaline Wellness House for family use and Tourmaline Wellness House materials. Prior to July 9, 2010, Joway

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shengshi owned 90% of Joway Decoration. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Decoration on July 9, 2010 to acquire the remaining 10% of the shares of Joway Decoration. As a result of the share acquisition, Joway Decoration became a wholly-owned subsidiary of Joway Shengshi. Jingyun Chen is currently the General Manager of Joway Decoration.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the Contractual Agreements, Joway Shengshi is effectively a variable interest entity of Junhe Consulting. Accordingly, the Company, through its wholly-owned subsidiary Junhe Consulting, consolidates Joway Shengshi’s results of operation, assets and liabilities in its financial statements.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 which was filed on April 14, 2011.

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

Basis of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Joway Shengshi, as a VIE of Junhe Consulting, has been consolidated in the Company’s financial statements. Joway Shengshi’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Joway Shengshi’s net income.

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain in full the economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in USD. The functional currency of the Company is RMB. The consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the periods ended March 31,		For the year ended December 31,
	2011	2010	2010
Period ended RMB: USD Exchange rate	6.5701	6.8361	6.6118
Average RMB: USD Exchange rate	6.5894	6.83603	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the periods ended March 31, 2011 and 2010 foreign currency translation adjustments of $71,707 and negative $1,263, respectively, have been reported as comprehensive (loss) or income in the consolidated financial statements.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity during the period from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties generally approximate their fair market values based on the short-term maturity of these instruments. ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2011 and December 31, 2010, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of March 31, 2011 and December 31, 2010, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $181,318 and $143,609 as of March 31, 2011 and December 31, 2010, respectively.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties generally approximate their fair market values based on the short-term maturity of these instruments. ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2011 and December 31, 2010, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of March 31, 2011 and December 31, 2010, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $181,318 and $143,609 as of March 31, 2011 and December 31, 2010, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2011 and 2010.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $12,036 and $9,048 for the three months ended March 31, 2011 and 2010, respectively.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company is governed by the Income Tax Law and associated legislations of the PRC. The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes” (formerly SFAS No. 109 Accounting for Income Taxes), which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these amendments had no material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method “, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010
Accounts receivable	$9,513	$9,638
Less: Allowance for bad debt	—	—

Accounts receivable	$9,513	$9,638

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$112,777	$100,706
Packages	5,509	11,406
Finished goods	448,847	557,251
Goods shipped in transit	—	21,891
Low value consumables	20,675	20,450

Total	$587,808	$711,704

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Building	$5,279,073	$5,245,777
Operating Equipment	315,105	313,118
Office furniture and equipment	210,395	206,821
Vehicles	872,639	250,888

Total	6,677,212	6,016,604
Less: accumulated depreciation	(595,692)	(496,893)

Property, plant and equipment, net	$6,081,520	$5,519,711

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $98,799 and $56,332, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
Land use rights	$628,310	$624,347
Other intangible assets	34,728	34,509

Total	663,038	658,856
Less : accumulated amortization	(47,686)	(43,249)

Intangible assets, net	$615,352	$615,607

Amortization expense of intangible assets for the three months ended March 31, 2011 and 2010 was $4,437 and $3,173, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2011	$16,039
2012	$16,039
2013	$16,039
2014	$16,039
2015	$16,039
Thereafter	$535,412

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to related parties consists of the following:

	March 31,	December 31,
	2011	2010
Shenyang Joway Industrial Development Co., Ltd.	$607,473	$613,721
Jinghe Zhang	83,882	235,336
Jingyun Chen	3,097	3,077

Total	$694,452	$852,134

From 2007 through March 31, 2011, the Company was advanced $791,701 by Shenyang Joway Industrial Development Co., Ltd (“Shenyang Joway”), which is controlled by Jinghe Zhang, the largest stockholder and CEO of the Company. The advances were non-interest bearing and had no specified repayment terms. The Company repaid $6,247 of these advances during the three months of 2011.

On December 1, 2009, the Company entered into a license agreement with Jinghe Zhang. Pursuant to the license agreement, the Company is authorized to use for free the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang. Pursuant to the agreement, Jinghe Zhang agrees to lend money as daily operation capital to Joway Shengshi. The advances are interest free and unsecured. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Shengshi Group) through March 31, 2011, Joway Shengshi received cash operating advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang and $4,553,515 has been paid off by Shengshi Group. As of March 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $83,882.

On May 10, 2007, Joway Technology entered into a loan agreement with Jinghe Zhang. Pursuant to the loan agreement, Jinghe Zhang agrees to lend money as daily operation capital to Joway Technology. The loan is interest free and unsecured. The loan agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash operating advances in the aggregate principal amount of $22,031 from Jinghe Zhang and $22,031 has been paid off by Joway Technology. As of March 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

Jingyun Chen is General Manager of Joway Technology and Joway Decoration. In November, 2010, the Company received $3,097 of insurance refund on behalf of Jingyun Chen.

The amount due from related parties are non-interest bearing and have no specified repayment terms.

NOTE 8 – INCOME TAXES

The Company operates mainly in the People’s Republic of China and is governed by the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is generally at a statutory rate of 25% beginning January 2008, on income as reported in their statutory financial statements after appropriate tax adjustments.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2011	2010
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(3%)	(1%)
Effective rate	22%	24%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by PRC State Administration of Taxation, Joway Decoration is subject to taxable income at a verified rate of 5% of revenue (4% for 2010) as a wholesale and retail enterprise.

As of March 31, 2011 and 2010, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the subsidiaries of the Company are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserve reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2011, the Company had allocated $336,604 to statutory reserves.

NOTE 10 – OTHER INCOME

Other income mainly consists of subsidy income from Tianjin Baodi District Management Committee and short-term investment income.

Joway Shengshi and Joway Decoration are located in Tianjin Baodi District. Pursuant to a series of investment encouragement policies issued by Tianjin Baodi government, in January 2011 Joway Shengshi and Joway Decoration were awarded by Tianjin Baodi District Management Committee a total of RMB 2,307,012.68 (~ US $350,110) for the contribution of tax revenue for the years 2009 and 2010 in Tianjin Baodi District.

NOTE 11 – SEGMENTS

For the years of 2011 and 2010, the Company operated in three reportable business segments - (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2011

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,105,617	$202,519	$903,098	$393,117	$67,178	$152,261
Daily Healthcare and Personal Care Series	315,785	68,393	247,392	101,730	19,188	202,003
Wellness House Activated Water Machine Series	277,636	84,494	193,142	143,041	16,870	304,370

Segment Totals	$1,699,038	$355,406	$1,343,632	637,888	$103,236	658,634

Other Income (Expense), net				362,218
Income Tax				222,376

Unallocated Assets						12,536,678

Net Income				$777,730

Total Assets						$13,195,312

For the three months ended March 31, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$566,024	$115,903	$450,121	$218,098	$36,780	$359,484
Daily Healthcare and Personal Care Series	158,043	22,523	135,520	70,734	10,270	173,739
Wellness House Activated Water Machine Series	191,684	107,769	83,915	27,258	12,455	265,732

Segment Totals	$915,751	$246,195	$669,556	316,090	$59,505	798,955

Other Income (Expense), net				(6,874)
Income Tax				75,095

Unallocated Assets						9,117,898

Net Income				$234,121

Total Assets						$9,916,853

NOTE 12 – FRANCHISE REVENUES

The Company enters into franchise agreements to develop retail outlets for the Company’s products. The agreements provide that franchisees are authorized to sell Company products exclusively at a predetermined retail price. In exchange, the Company provides them with geographic exclusivity, discounted products, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements also prohibit franchisees from selling competitor’s products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not act to manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and the introduction of new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancelable at the Company’s discretion if franchisees violate the terms of the agreements.

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2011	2010

Sales to franchise customers	$1,612,988	$793,903
Sales to non-franchise customers	86,050	121,848

Total sales	$1,699,038	$915,751

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Description of Selected Income Statement Items

Revenues. We generate revenue from sales of our Healthcare Knitgoods Series, Daily Healthcare and Personal Care Series and Wellness House and Activated Water Machine Series.

Cost of goods sold. Cost of goods sold consists of costs directly attributable to production, including the cost of raw materials, salaries for staff engaged in production activity, electricity, depreciation, packing materials, and related expenses.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses consist primarily of salaries and traveling expenses of our marketing department employees, transportation expenses and advertising expenses. General and administrative expenses consist primarily of salaries of our administrative department employees, payroll taxes and benefits, general office expenses and depreciation. We expect administrative expenses to continue to increase as we incur expenses related to costs of compliance with securities laws and other regulations, including increased audit and legal fees and investor relations expenses.

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income and other revenue from sales of obsolete equipment.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2011	2010
REVENUES	$1,699,038	$915,751
COST OF REVENUES	355,406	246,195

GROSS PROFIT	1,343,632	669,556
OPERATING EXPENSES	705,744	353,466

INCOME FROM OPERATIONS	637,888	316,090
OTHER (EXPENSE) INCOME, NET	362,218	(6,874)

INCOME BEFORE INCOME TAXES	1,000,106	309,216
INCOME TAXES	222,376	75,095

NET INCOME	$777,730	$234,121

Business Segments

In 2011 and 2010, the Company operated in three reportable business segments - (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,105,617	65.1%	$315,785	18.6%	$277,636	16.3%	$1,699,038
COST OF REVENUES	202,519	57.0%	68,393	19.2%	84,494	23.8%	355,406

GROSS PROFIT	903,098	67.2%	247,392	18.4%	193,142	14.4%	1,343,632
GROSS MARGIN	81.7%		78.3%		69.6%		79.1%
OPERATING EXPENSES	509,981	72.3%	145,662	20.6%	50,101	7.1%	705,744

INCOME FROM OPERATIONS	$393,117	61.6%	$101,730	15.9%	$143,041	22.4%	$637,888

For the three months ended March 31, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$566,024	61.8%	$158,043	17.3%	$191,684	20.9%	$915,751
COST OF REVENUES	115,903	47.1%	22,523	9.1%	107,769	43.8%	246,195

GROSS PROFIT	450,121	67.2%	135,520	20.2%	83,915	12.5%	669,556
GROSS MARGIN	79.5%		85.7%		43.8%		73.1%
OPERATING EXPENSES	232,023	65.6%	64,786	18.3%	56,657	16.0%	353,466

INCOME FROM OPERATIONS	$218,098	69.0%	$70,734	22.4%	$27,258	8.6%	$316,090

Period Ended March 31, 2011 Compared to March 31, 2010

Revenue. For the period ended March 31, 2011, revenue was $1,699,038 compared to $915,751 for the three months ended March 31, 2010, an increase of $783,287 or 85.5%. This increase was mainly attributable to the increase in revenue from healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $539,593, or 95.3% to $1,105,617 for the three months ended March 31, 2011 from $566,024 for the three months ended March 31, 2010. This was primarily due to an increase in sales of our mattress products of $0.5 million, which is our best-selling product category.

Revenue from daily healthcare and personal care products increased by $157,742 or 99.8% to $315,785 for the three months ended March 31, 2011 from $158,043 for the three months ended March 31, 2010. This was primarily due to an increase in sales of Tourmaline Scarves.

Revenue from wellness houses and activated water machines increased by $85,952, or 44.8% to $277,636 for the three months ended March 31, 2011 from $191,684 for the three months ended March 31, 2010. This increase was mainly due to an increase in sales of Tourmaline Water Machine.

Cost of Goods Sold. For the three months ended March 31, 2011, cost of goods sold was $355,406 compared to $246,195 for the three months ended March 31, 2010, an increase of $109,211, or 44.4%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $202,519 for the three months ended March 31, 2011 from $115,903 for the three months ended March 31, 2010, an increase of $86,616 or 74.7%. This increase was mainly due to the increase in cost of Mattress products and Tourmaline Shaping Pants, a new product in 2011.

Cost of goods sold for the daily healthcare and personal care segment increased to $68,393 for the three months ended March 31, 2011 from $22,523 for the three months ended March 31, 2010, an increase of $45,870 or 203.7%.

This increase was primarily due to the cost of Tourmaline Scarves with new model, Xin-Nao-Ling Fish Oil Soft Gel and Tourmaline Sanitary Towel.

Cost of goods sold for our wellness house and activated water machine segment decreased to $84,494 for the three months ended March 31, 2011 from $107,769 for the three months ended March 31, 2010, a decrease of $23,275 or 21.6%. This decrease was mainly due to the decrease in cost of Wellness House.

Gross profit. Our gross profit increased by $674,076 or 100.7% to $1,343,632 for the three months ended March 31, 2011, compared to $669,556 for the three months ended March 31, 2010. This increase was mainly due to the increase in gross profit for healthcare knit goods segment. In addition, our gross margin increased from 73.1% for the three months ended March 31, 2010 to 79.1% for the three months ended March 31, 2011. This increase was mainly attributed to the wellness house and activated water machine segments.

Gross profit for the healthcare knit goods segment increased by $452,977 or 100.6% to $903,098 for the three months ended March 31, 2011 compared to $450,121 for the three months ended March 31, 2010. This increase was mainly attributable to increased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment increased from 79.5% for the three months ended March 31, 2010 to 81.7% for the three months ended March 31, 2011. This increase was mainly due to new healthcare knit goods with higher gross margin.

Gross profit of daily healthcare and personal care segment increased by $111,872 or 82.6% to $247,392 for the three months ended March 31, 2011, compared to $135,520 for the three months ended March 31, 2010. This increase was primarily due to our new Tourmaline Scarves. Gross margin of daily healthcare and personal care segment decreased from 85.7% for the three months ended March 31, 2010 to 78.3% for the three months ended March 31, 2011. From April 2010, we started developing our diet supplement market and promoted two new products, Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which have a lower gross margin of approximately 20% and contributed to the decrease in gross profit margin for our daily healthcare and personal care segment.

Gross profit of the wellness house and activated water machine segments increased by $109,227 or 130.2% to $193,142 for the three months ended March 31, 2011, compared to $83,915 for the three months ended March 31, 2010. This increase was mainly attributed to an increase in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 43.8% for the three months ended March 31, 2010 to 69.6% for the three months ended March 31, 2011. This increase was mainly attributed to increased sales of Tourmaline Water Machines as a result of a decrease in the purchase price.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $352,278, or 99.7%, from $353,466 for the three months ended March 31, 2010 to $705,744 for the three months ended March 31, 2011. This increase was mainly due to the increase of employee salaries, depreciation and audit and attorney fees. Operating expenses for healthcare knit goods segment increased by $277,958 or 119.8% to $509,981 for the three months ended March 31, 2011 from $232,023 for the three months ended March 31, 2010. Operating expenses for daily healthcare and personal care segment increased by $80,876 or 124.8% to $145,662 for the three months ended March 31, 2011 from $64,786 for the three months ended March 31, 2010. Operating expenses for our wellness house and activated water machine segment decreased by $6,556 or 11.6% to $50,101 for the three months ended March 31, 2011 from $56,657 for the three months ended March 31, 2010.

Income from operations. As a result of the foregoing, our income from operations was $637,888 for the three months ended March 31, 2011, compared to $316,090 for the three months ended March 31, 2010, an increase of $321,798. This increase was mainly due to our healthcare knit goods segment and wellness house and activated water machine segment.

Income taxes. Our income tax expenses increased from $75,095 for the three months ended March 31, 2010 to $222,376 for the three months ended March 31, 2011. The increase was primarily due to the increase in income.

Net income. For the three months ended March 31, 2011, our net income was $777,730 compared to $234,121 for the three months ended March 31, 2010. This increase was mainly due to the increase in net income from Joway Shengshi.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2011	2010

Sales to franchise customers	$1,612,988	$793,903
Sales to non-franchise customers	86,050	121,848

Total sales	$1,699,038	$915,751

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2011 was $5,281,420 and increased to $5,459,718 by the end of the period, an increase of $178,298. We had net working capital of $4,821,471 at March 31, 2011, an increase of $289,562 from $4,531,909 at December 31, 2010.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2011	2010
Net cash provided by (used in) :

Operating activities	$927,384	$(40,210)
Investing activities	(658,929)	(107,681)
Financing activities	$(157,682)	$22,917

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $927,384 for the three months ended March 31, 2011 compared to $40,210 used in operating activities for the three months ended March 31, 2010. This increase was primarily due to an increase in net income of $543,609.

For the three months ended March 31, 2011, cash was mainly used to pay tax of $124,979, which was primarily offset by cash provided from net income of $777,730, decrease in inventory of $123,896 and an add-back of $98,799 of depreciation for non-cash expense.

For the three months ended March 31, 2010, cash was mainly used to increase inventory of $186,763. We also used cash to decrease in advance from customers of $229,034. This was primarily offset by cash provided from net income of $234,121, increases in tax payable of $105,798.

Net Cash Used In Investing Activities

Net cash used in investing activities was $658,929 for the three months ended March 31, 2011, compared to $107,681 used in investing activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, we used cash to purchase three vehicles in the amount of $0.6 million compared to $0.1 million in vehicle and operating equipment purchases for the three months ended March 31, 2010.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities was $157,682 for the three months ended March 31, 2011, compared to $22,917 provided by financing activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, we paid back $151,455 to Jinghe Zhang.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2011, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,553,515 has been repaid. As of March 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $83,882. During the period beginning March 28, 2007 (inception of Joway Technology) through March 31, 2011, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of March 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to the Company or any of its operating units.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Building	$5,279,073	$5,245,777
Operating Equipment	315,105	313,118
Office furniture and equipment	210,395	206,821
Vehicles	872,639	250,888

Total	6,677,212	6,016,604
Less: accumulated depreciation	(595,692)	(496,893)

Property, plant and equipment, net	$6,081,520	$5,519,711

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $98,799 and $56,332, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2011, the Company had allocated $336,604 to statutory reserve.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these amendments had no material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2011 and 2010. The average price of textiles that we purchased increased in fiscal year 2011 as compared to fiscal year 2010. We are improving our production process and promoting new products with lower cost to mitigate the impact. Meanwhile, we closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in the first quarter of 2011 increase by 9.7% compared with that in the same period of 2010. Domestic demand for, and consumption of, health-related products increased substantially as a result of this growth. However, any adverse changes in economic conditions or the regulatory environment in China may have a material adverse effect on our future performance.

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

We recognized a foreign currency translation adjustment of $71,707 and $1,263 for the three months ended March 31, 2011 and 2010, respectively. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Company is only beginning to adopt the necessary financial reporting concepts and practices, including strong corporate governance, internal controls and, computer, financial and other control systems. Most of our accounting and finance staff are not educated and trained in U.S. GAAP and SEC reporting requirements, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet SEC reporting requirements. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our disclosure controls and procedures and in our internal controls over financial reporting, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. In evaluating our disclosure controls and procedures, management has considered the factors set forth above. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control of Financial Reporting

During the three months ended March 31, 2011 there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Reserved and Removed.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description

31.1	May 15, 2011	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	May 15, 2011	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	May 15, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	May 15, 2011	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2011

G2 VENTURES, INC.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer