Form 10-Q
period 2011-06-30
Joway Health Industries Group Inc
filed 2011-08-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Issuer’s Common Stock as of August 15, 2011 was 20,018,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$4,262,101	$5,281,420
Accounts receivable, net	—	9,638
Other receivables	65,271	81,162
Inventories	1,269,392	711,704
Advances to suppliers	352,195	143,609
Prepaid tax	16,817	—
Prepaid expense	39,392	33,884

Total current assets	6,005,168	6,261,417

PROPERTY, PLANT AND EQUIPMENT, net	6,074,771	5,519,711

OTHER ASSETS:
Intangible assets, net	621,222	615,607
Long-term prepaid expenses	206,276	207,621

Total other assets	827,498	823,228

Total assets	$12,907,437	$12,604,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$185,713	$305,416
Advances from customers	15,625	1,422
Taxes payable	—	519,726
Salary payable	53,892	—
Other payables	18,068	50,810
Due to related parties	639,514	852,134

Total current liabilities	912,812	1,729,508

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding

Common stock - par value $0.001; 200,000,000 shares authorized; 20,018,000 and 20,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	20,018	20,000
Additional paid-in-capital	7,343,161	7,316,179
Statutory reserves	336,604	336,604
Retained earnings	3,603,529	2,772,488
Accumulated other comprehensive income	691,313	429,577

Total stockholders’ equity	11,994,625	10,874,848

Total liabilities and stockholders’ equity	$12,907,437	$12,604,356

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$997,538	$1,408,090	$2,696,576	$2,323,841

COST OF REVENUES	198,743	393,293	554,149	639,488

GROSS PROFIT	798,795	1,014,797	2,142,427	1,684,353

Selling expenses	142,005	114,144	286,314	235,670
General and administrative expenses	538,613	293,885	1,100,048	525,825

OPERATING EXPENSES	680,618	408,029	1,386,362	761,495

INCOME FROM OPERATIONS	118,177	606,768	756,065	922,858

Interest income	1,559	611	3,175	1,175
Other income	15,107	1,027	376,375	1,375
Other expenses	(600)	(18,604)	(1,266)	(26,390)

OTHER (EXPENSE) INCOME, NET	16,066	(16,966)	378,284	(23,840)

INCOME BEFORE INCOME TAXES	134,243	589,802	1,134,349	899,018

INCOME TAXES	80,932	136,138	303,308	211,233

NET INCOME	53,311	453,664	831,041	687,785

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	190,029	34,445	261,736	35,708

COMPREHENSIVE INCOME	$243,340	$488,109	$1,092,777	$723,493

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.02	$0.04	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,018,000	18,515,426	20,018,000	18,515,426

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$831,041	$687,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	217,265	145,649
Amortization	9,450	6,255
Stock-based compensation	27,000	—
Changes in operating assets and liabilities:
Accounts receivable, trade	9,638	41,298
Other receivables	15,891	(3,974)
Due from related parties	—	(4,281)
Inventories	(557,688)	(455,605)
Advances to suppliers	(208,586)	(97,539)
Prepaid Expense	(5,508)	—
Accounts payable	(119,703)	94,397
Advances from customers	14,203	(235,849)
Other payable	(6,724)	17,967
Salary and welfare payable	15,425	33,970
Tax payable	(524,094)	278,745
Accrued expenses	—	40,419

Net cash provided by (used in) operating activities	(282,390)	549,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(770,980)	(104,073)
Purchase of intangible assets	—	(10,621)

Net cash used in investing activities	(770,980)	(114,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(212,620)	(713,804)

Net cash used in financing activities	(212,620)	(713,804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	246,671	2,858

NET DECREASE IN CASH	(1,019,319)	(276,403)

CASH, beginning of period	5,281,420	935,719

CASH, end of period	$4,262,101	$659,316

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$497,675	$119,200
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”), its subsidiaries, and variable interest entities (“VIEs”) where Joway Health is deemed the primary beneficiary. Joway Health, its subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Texas on March 21, 2003. On September 21, 2010, Joway Health entered into a Share Exchange Agreement (the “Share Exchange”) with the sole stockholder of Dynamic Elite International Limited. As a result of the Share Exchange, Dynamic Elite became a wholly-owned subsidiary of Joway Health and the stockholders of Dynamic Elite acquired approximately 76.08% of the issued and outstanding stock of Joway Health. The share exchange transaction resulted in the shareholders of Dynamic Elite acquiring a majority voting interest in Joway Health. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in the combined business be treated as the acquirer for accounting purposes. The reverse acquisition process utilizes the capital structure of Joway Health and the assets and liabilities of Dynamic Elite recorded at historical cost. On December 22, 2010, Joway Health changed its jurisdiction of incorporation from the State of Texas to the State of Nevada.

Dynamic Elite International Limited (referred to herein as “Dynamic Elite”) was incorporated under the laws of the British Virgin Islands on June 2, 2010 as a limited liability company (a BVI company). Dynamic Elite engages in manufacturing and distributing tourmaline products in China. Its wholly owned subsidiary, Tianjin Junhe Management Consulting Co., Ltd. was incorporated on September 15, 2010 in Tianjin, People’s Republic of China (“PRC”). Other than the equity interest in Junhe Consulting, Dynamic Elite does not own any assets or conduct any operations.

Tianjin Junhe Management Consulting Co., Ltd. (referred to herein as “Junhe Consulting”) conducts its business through Tianjin Joway Shengshi Group Co., Ltd. that is consolidated as a variable interest entity.

Tianjin Joway Shengshi Group Co., Ltd. (referred to herein as “Joway Shengshi”) was incorporated in PRC on May 17, 2007. Joway Shengshi is currently owned 99% by Jinghe Zhang, the Company’s current CEO and President and 1% by Song Baogang. Joway Shengshi engages in manufacturing and distributing tourmaline products in China. Shenyang Joway Electronic Technology Co., Ltd., Tianjin Joway Decoration Engineering Co., Ltd. and Tianjin Oriental Shengtang Trading Import & Export Trading Co., Ltd are subsidiaries of Joway Shengshi.

Shenyang Joway Electronic Technology Co., Ltd. (referred to herein as “Joway Technology”) was originally named Liaoning Joway Technology Engineering Co., Ltd. which was incorporated on March 28, 2007 in PRC. The name was changed on June 22, 2011. It engages in the distribution of Tourmaline Activated Water Machines and the construction of Tourmaline Wellness Houses. Prior to July 25, 2010, Joway Shengshi owned 90.91% of Joway Technology. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Technology on July 25, 2010 to acquire the remaining 9.09% of the share of Joway Technology. As a result of the share acquisition, Joway Technology became a wholly-owned subsidiary of Joway Shengshi.

Tianjin Joway Decoration Engineering Co., Ltd. (referred to herein as “Joway Decoration”) was incorporated on April 22, 2009 in PRC. It engages in the distribution of Tourmaline Activated Water Machines, Tourmaline Wellness House for family use and Tourmaline Wellness House materials. Prior to July 9, 2010, Joway Shengshi owned 90% of Joway Decoration. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Decoration on July 9, 2010 to acquire the remaining 10% of the shares of Joway Decoration. As a result of the share acquisition, Joway Decoration became a wholly-owned subsidiary of Joway Shengshi. Jingyun Chen is currently the General Manager of Joway Decoration.

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

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,018	86.96% owned by Crystal Globe Limited 13.04% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of tourmaline products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co.,Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co.,Ltd	Distribution of Tourmaline Activated Water Machine, Tourmaline Wellness House for family use and Tourmaline Wellness House materials
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co.,Ltd	Distribution of tourmaline products

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

As a result of the Contractual Agreements, Joway Shengshi is effectively a variable interest entity of Junhe Consulting. Accordingly, the Company through its wholly-owned subsidiary Junhe Consulting, consolidates Joway Shengshi’s results of operation, assets and liabilities in its financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 which was filed on April 14, 2011.

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

	For the six months ended June 30,		For the year ended December 31,
	2011	2010	2010
Period ended RMB: USD Exchange rate	6.46400	6.80860	6.6118
Average RMB: USD Exchange rate	6.54818	6.83474	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the six months ended June 30, 2011 and 2010 foreign currency translation adjustments of $261,736 and $35,708, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2011 and December 31, 2010, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of June 30, 2011 and December 31, 2010, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $352,195 and $143,609 as of June 30, 2011 and December 31, 2010, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2011 and 2010.

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

For Tourmaline Wellness House sales, the Company recognizes revenue under the completed contract method. Customers contact the Company with requests to construct a Wellness House. The Company and the customer enter into a contract, at which time the customer pays a deposit of at least one-half of the sales price. A contract is considered completed when all significant costs have been incurred and the project has been accepted by the customer. The contracts have a place for the customer to sign indicating their acceptance of the completed Wellness House. At this time the customer will also pay any remaining balance on the contract. The Company recognizes the full contract revenue at this point. Contract costs consist primarily of materials and labor costs. The construction period of a Wellness House generally does not exceed five days.

Shipping costs

Shipping costs are included in selling expenses and totaled $21,538 and $17,273 for the six months ended June 30, 2011 and 2010, respectively, and $9,502 and $8,225 for the three months ended June 30, 2011 and 2010, respectively.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method “, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning after June 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2010, FASB issued accounting standard ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC, that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010
Accounts receivable	$—	$9,638
Less: Allowance for bad debt	—	—

Accounts receivable	$—	$9,638

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$439,753	$100,706
Packages	5,704	11,406
Finished goods	802,754	557,251
Goods shipped in transit	—	21,891
Low value consumables	21,181	20,450

Total	$1,269,392	$711,704

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Building	$5,365,723	$5,245,777
Operating Equipment	320,277	313,118
Office furniture and equipment	215,966	206,821
Vehicles	886,963	250,888

Total	6,788,929	6,016,604
Less: accumulated depreciation	(714,158)	(496,893)

Property, plant and equipment, net	$6,074,771	$5,519,711

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $217,265 and $145,649, respectively, and for the three months ended June 30, 2011 and 2010 amounted to $118,466 and $89,317, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2011	2010
Land use rights	$638,623	$624,347
Other intangible assets	35,298	34,509

Total	673,921	658,856
Less: accumulated amortization	(52,699)	(43,249)

Intangible assets, net	$621,222	$615,607

Amortization expense of intangible assets for the six months ended June 30, 2011 and 2010 was $9,450 and $6,255, respectively, and for the three months ended June 30, 2011 and 2010 was $5,013 and $3,082, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2011	$16,039
2012	$16,039
2013	$16,039
2014	$16,039
2015	$16,039
Thereafter	$535,412

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to related parties consists of the following:

	June 30,	December 31,
	2011	2010
Shenyang Joway Industrial Development Co., Ltd.	$560,248	$613,721
Jinghe Zhang	79,266	235,336
Jingyun Chen	—	3,077

Total	$639,514	$852,134

From 2007 through June 30, 2011, Shenyang Joway Industrial Development Co., Ltd. (“Shengyang Joway”), an entity controlled by Jinghe Zhang, the Company’s CEO and major stockholder, advanced the Company an aggregate of $791,701. The advances are non-interest bearing and have no specified repayment terms. The Company repaid $53,473 of these advances during the six months ended June 30, 2011.

On December 1, 2009, the Company entered into a license agreement with Jinghe Zhang. Pursuant to the license agreement, the Company has the right to use the trademark “Joway” for a term of nine years and the rights to five patents until the patents’ expiration dates. The Company is not obligated to make any payments under the license agreement.

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang. Pursuant to the agreement, Jinghe Zhang agreed to lend money to Joway Shengshi for use as operating capital. The advances are interest free and unsecured. The agreement is valid throughout Joway Shengshi’s term of operation. During the period from May 17, 2007 (inception of Shengshi Group) through June 30, 2011, Jinghe Zhang made cash advances to Joway Shengshi in the aggregate amount of $4,637,397 and Joway Shengshi has repaid $4,558,131. As of June 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $79,266.

On May 10, 2007, Joway Technology entered into a loan agreement with Jinghe Zhang. Pursuant to the loan agreement, Jinghe Zhang agreed to lend money to Joway Technology for operating capital. The loan is interest free and unsecured. The loan agreement is valid throughout Joway Technology’s term of operation. During the period from March 28, 2007 (inception of Joway Technology) through December 31, 2010, Jinghe Zhang made loans to Joway Technology in the aggregate principal amount of $22,031 all of which has been repaid. As of June 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

Jingyun Chen is General Manager of Joway Technology and Joway Decoration. In November, 2010, the Company received $3,077 of insurance refund on behalf of Jingyun Chen. On May 4, 2011, the Company paid off $3,077 to Jingyun Chen.

The amount due from related parties are non-interest bearing and have no specified repayment terms.

NOTE 8 – INCOME TAXES

The Company operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Joway Decoration, as a wholesale and retail enterprise, is taxed at the income tax rate of 5% of revenue in 2011 (4% in 2010) pursuant to “Measures for Verification Collection of Enterprise Income Tax” issued by the PRC State Administration of Taxation.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the six months ended June 30,
	2011	2010
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(6%)	(2%)
Tax adjustment from China tax authority for 2010 income tax	7%	0
Effective rate	26%	23%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue (4% for 2010) as a wholesale and retail enterprise.
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2010 taxable year. As a result, the Company paid additional income tax of $61,635.

As of June 30, 2011 and 2010, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries of the Company are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2011, the Company had allocated $336,604 to statutory reserves.

NOTE 10 – OTHER INCOME

Other income mainly consists of subsidy income from Tianjin Baodi District Management Committee and short-term investment income.

Joway Shengshi and Joway Decoration are located in Tianjin Baodi District. Pursuant to a series of investment encouragement policies issued by the Tianjin Baodi government, in January 2011 Joway Shengshi and Joway Decoration were rewarded by Tianjin Baodi District Management Committee a total of RMB 2,307,012 (~ US $350,110) for the contribution on tax revenue for the year of 2009 and 2010 in Tianjin Baodi District.

NOTE 11 – SEGMENTS

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

For the three months ended June 30, 2011

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$627,042	$91,543	$535,499	$52,984	$77,618	$273,646
Daily Healthcare and Personal Care Series	130,808	42,488	88,320	-21,830	16,192	158,971
Wellness House and Activated Water Machine Series	239,688	64,712	174,976	87,023	29,669	823,417

Segment Totals	$997,538	$198,743	$798,795	118,177	$123,479	1,256,034

Other Income (Expense), net				16,066
Income Tax				80,932

Unallocated Assets						11,651,403

Net Income				$53,311

Total Assets						$12,907,437

For the three months ended June 30, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$874,593	$189,480	$685,113	$430,397	$57,384	$424,443
Daily Healthcare and Personal Care Series	320,277	117,847	202,430	105,607	20,987	242,046
Wellness House and Activated Water Machine Series	213,220	85,966	127,254	70,764	14,028	443,890

Segment Totals	$1,408,090	$393,293	$1,014,797	606,768	$92,399	1,110,379

Other Income (Expense), net				(16,966)
Income Tax				136,138

Unallocated Assets						8,939,324

Net Income				$453,664

Total Assets						$10,049,703

For the six months ended June 30, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,732,659	$294,062	$1,438,597	$446,101	$145,674	$273,646
Daily Healthcare and Personal Care Series	446,593	110,881	335,712	79,900	37,547	158,971
Wellness House and Activated Water Machine Series	517,324	149,206	368,118	230,064	43,494	823,417

Segment Totals	$2,696,576	$554,149	$2,142,427	756,065	$226,715	1,256,034

Other Income (Expense), net				378,284
Income Tax				303,308

Unallocated Assets						11,651,403

Net Income				$831,041

Total Assets						$12,907,437

For the six months ended June 30, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,440,617	$305,383	$1,135,234	$648,495	$94,164	$424,443
Daily Healthcare and Personal Care Series	478,320	140,370	337,950	176,341	31,257	242,046
Wellness House and Activated Water Machine Series	404,904	193,735	211,169	98,022	26,483	443,890

Segment Totals	$2,323,841	$639,488	$1,684,353	922,858	$151,904	1,110,379

Other Income (Expense), net				(23,840)
Income Tax				211,233

Unallocated Assets						8,939,324

Net Income				$687,785

Total Assets						$10,049,703

NOTE 12 - FRANCHISE REVENUES

The Company enters into franchising agreements to develop retail outlets for the Company’s products. The agreements provide that franchisees will sell Company products exclusively at a predetermined retail price. In exchange the Company provides them with geographic exclusivity, discounted products, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements also prohibit franchisees from selling competitor’s products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not act to manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and the introduction of new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancelable at the Company’s discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Sales to franchise customers	$907,021	$1,222,828	$2,520,009	$2,016,731
Sales to non-franchise customers	90,517	185,262	176,567	307,110

Total sales	$997,538	$1,408,090	$2,696,576	$2,323,841

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 14, 2011.

FORWARD-LOOKING STATEMENTS

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

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income and other revenue from sales of obsolete equipments.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, the income tax rate of our PRC subsidiaries is generally 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and do not expect to declare any dividends within the foreseeable future.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
REVENUES	$997,538	$1,408,090	$2,696,576	$2,323,841
COST OF REVENUES	198,743	393,293	554,149	639,488

GROSS PROFIT	798,795	1,014,797	2,142,427	1,684,353
OPERATING EXPENSES	680,618	408,029	1,386,362	761,495

INCOME FROM OPERATIONS	118,177	606,768	756,065	922,858
OTHER (EXPENSE) INCOME, NET	16,066	(16,966)	378,284	(23,840)

INCOME BEFORE INCOME TAXES	134,243	589,802	1,134,349	899,018
INCOME TAXES	80,932	136,138	303,308	211,233

NET INCOME	$53,311	$453,664	$831,041	$687,785

Business Segments

In 2011 and 2010, the Company operated in three reportable business segments - (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$627,042	62.9%	$130,808	13.1%	$239,688	24.0%	$997,538
COST OF REVENUES	91,543	46.1%	42,488	21.4%	64,712	32.6%	198,743

GROSS PROFIT	535,499	67.0%	88,320	11.1%	174,976	21.9%	798,795
GROSS MARGIN	85.4%		67.5%		73.0%		80.1%
OPERATING EXPENSES	482,515	70.9%	110,150	16.2%	87,953	12.9%	680,618

INCOME FROM OPERATIONS	$52,984	44.8%	$-21,830	-18.5%	$87,023	73.6%	$118,177

For the three months ended June 30, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$874,593	62.1%	$320,277	22.7%	$213,220	15.1%	$1,408,090
COST OF REVENUES	189,480	48.2%	117,847	30.0%	85,966	21.9%	393,293

GROSS PROFIT	685,113	67.5%	202,430	19.9%	127,254	12.5%	1,014,797
GROSS MARGIN	78.3%		63.2%		59.7%		72.1%
OPERATING EXPENSES	254,716	62.4%	96,823	23.7%	56,490	13.8%	408,029

INCOME FROM OPERATIONS	$430,397	70.9%	$105,607	17.4%	$70,764	11.7%	$606,768

For the six months ended June 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,732,659	64.3%	$446,593	16.6%	$517,324	19.2%	$2,696,576
COST OF REVENUES	294,062	53.1%	110,881	20.0%	149,206	26.9%	554,149

GROSS PROFIT	1,438,597	67.1%	335,712	15.7%	368,118	17.2%	2,142,427
GROSS MARGIN	83.0%		75.2%		71.2%		79.4%
OPERATING EXPENSES	992,496	71.6%	255,812	18.5%	138,054	10.0%	1,386,362

INCOME FROM OPERATIONS	$446,101	59.0%	$79,900	10.6%	$230,064	30.4%	$756,065

For the six months ended June 30, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,440,617	62.0%	$478,320	20.6%	404,904	17.4%	$2,323,841
COST OF REVENUES	305,383	47.8%	140,370	22.0%	193,735	30.3%	639,488

GROSS PROFIT	1,135,234	67.4%	337,950	20.1%	211,169	12.5%	1,684,353
GROSS MARGIN	78.8%		70.7%		52.2%		72.5%
OPERATING EXPENSES	486,739	63.9%	161,609	21.2%	113,147	14.9%	761,495

INCOME FROM OPERATIONS	$648,495	70.3%	$176,341	19.1%	98,022	10.6%	$922,858

For The Three Months Ended June 30, 2011 Compared to June 30, 2010

Revenue. For the three months ended June 30, 2011, revenue was $997,538 compared to $1,408,090 for the three months ended June 30, 2010, a decrease of $410,552 or 29.2%. This decrease was mainly attributable to the decrease in revenue from healthcare knit goods segment and daily healthcare and personal care segment. In the first quarter of 2011, we organized various marketing activities, such as New Year Celebration Conference with our franchisees and new product introduction meetings, to promote our products before the Chinese Spring Festival, the best selling season, which significantly increased the sales for the first quarter of 2011 compared to the same period of 2010. However, we believe that as a result of our marketing activities, our franchisees stocked more inventory during the first quarter of 2011, reducing their need to restock during the second quarter, thereby decreasing demand for our products.

Revenue from our healthcare knit goods segment decreased by $247,551, or 28.3% to $627,042 for the three months ended June 30, 2011 from $874,593 for the three months ended June 30, 2010. This decrease was mainly due to a $0.2 million decrease in sales of our mattress products. In addition to the decrease of demand by our franchisees, lower market demand in the summer season also resulted in the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $189,469 or 59.2% to $130,808 for the three months ended June 30, 2011 from $320,277 for the three months ended June 30, 2010. This was primarily due to a decrease in sales of Xin-Nao-Ling Fish Oil Soft Gel by 69%, Zhi-Li-Bao Fish Oil Soft Gel by 73.1% and Tourmaline Sanitary Towels by 44.6%. These three products were newly introduced and best sold in the second quarter of 2010. Although the sales of these three products decreased after the second quarter of 2010, they still are popular products although sales have stabilized at a lower level.

Revenue from wellness houses and activated water machines increased by $26,468 or 12.4% to $239,688 for the three months ended June 30, 2011 from $213,220 for the three months ended June 30, 2010. This increase was mainly due to an increase in sale of Tourmaline Water Machine.

Cost of goods sold. For the three months ended June 30, 2011, cost of goods sold was $198,743 compared to $393,293 for the three months ended June 30, 2010, a decrease of $194,550, or 49.5%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $91,543 for the three months ended June 30, 2011 from $189,480 for the three months ended June 30, 2010, a decrease of $97,937 or 51.7%. This decrease was mainly due to the decrease in cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $42,488 for the three months ended June 30, 2011 from $117,847 for the three months ended June 30, 2010, a decrease of $75,359 or 63.9%. This decrease was primarily due to the decrease in the cost of Xin-Nao-Ling Fish Oil Soft Gel and Tourmaline Sanitary Towel.

Cost of goods sold for our wellness house and activated water machine segment decreased to $64,712 for the three months ended June 30, 2011 from $85,966 for the three months ended June 30, 2010, a decrease of $21,254 or 24.7%. This decrease was mainly due to the decrease in cost of Wellness House.

Gross profit. Our gross profit decreased by $216,002 or 21.3% to $798,795 for the three months ended June 30, 2011, compared to $1,014,797 for the three months ended June 30, 2010. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment and daily healthcare and personal care segment. Our gross margin increased from 72.1% for the three months ended June 30, 2010 to 80.1% for the three months ended June 30, 2011. This increase was mainly attributed to the wellness house and activated water machine segments.

Gross profit for the healthcare knit goods segment decreased by $149,614 or 21.8% to $535,499 for the three months ended June 30, 2011 compared to $685,113 for the three months ended June 30, 2010. This decrease was mainly attributable to decreased sales of our mattress products. The gross margins of healthcare knit goods segment increased from 78.3% for the three months ended June 30, 2010 to 85.4% for the three months ended June 30, 2011. This increase was mainly due to our new healthcare knit goods with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $114,110 or 56.4% to $88,320 for the three months ended June 30, 2011, compared to $202,430 for the three months ended June 30, 2010. This decrease was primarily due to the decrease in gross profit of our Tourmaline Soap and Tourmaline Waist Protector. While gross margin of daily healthcare and personal care segment increased from 63.2% for the three months ended June 30, 2010 to 67.5% for the three months ended June 30, 2011. This increase was mainly due to our Tourmaline Sock. In 2011, we improved the production technology on our Tourmaline Sock and increased the gross profit of Tourmaline Sock to 85% for the second quarter compared to 71% for the same period of 2010.

Gross profit of the wellness house and activated water machine segments increased by $47,722 or 37.5% to $174,976 for the three months ended June 30, 2011, compared to $127,254 for the three months ended June 30, 2010. This increase was mainly attributed to an increase in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 59.7% for the three months ended June 30, 2010 to 73% for the three months ended June 30, 2011. This increase was mainly attributed to increased sales of Tourmaline Water Machines as a result of a decrease in the purchase price of raw materials

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $272,589, or 66.8%, from $408,029 for the three months ended June 30, 2010 to $680,618 for the three months ended June 30, 2011. This increase was mainly due to the increase of audit and attorney fees accompanying by becoming a listed company. Operating expenses for healthcare knit goods segment increased by $227,799 or 89.4% to $482,515 for the three months ended June 30, 2011 from $254,716 for the three months ended June 30, 2010. Operating expenses for daily healthcare and personal care segment increased by $13,327 or 13.8% to $110,150 for the three months ended June 30, 2011 from $96,823 for the three months ended June 30, 2010. Operating expenses for our wellness house and activated water machine segment increased by $31,463 or 55.7% to $87,953 for the three months ended June 30, 2011 from $56,490 for the three months ended June 30, 2010.

Income from operations. As a result of the foregoing, our income from operations was $118,177 for the three months ended June 30, 2011, compared to $606,768 for the three months ended June 30, 2010, a decrease of $488,591. This decrease was mainly due to both the decrease in sales and the increase in operating expenses.

Income taxes. Our income tax expenses decreased from $136,138 for the three months ended June 30, 2010 to $80,932 for the three months ended June 30, 2011. The decrease was primarily due to the decrease in income.

Net income. For the three months ended June 30, 2011, our net income was $53,311 compared to $453,664 for the three months ended June 30, 2010. This decrease was mainly due to Joway Shengshi decreased by 0.4 million.

For The Six Months Ended June 30, 2011 Compared to June 30, 2010

Revenue. For the six months ended June 30, 2011, revenue was $2,696,576 compared to $2,323,841 for the six months ended June 30, 2010, an increase of $372,735 or 16%. This increase was primarily due to our healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $292,042, or 20.3% to $1,732,659 for the six months ended June 30, 2011 from $1,440,617 for the six months ended June 30, 2010. This increase was mainly due to an increase in sales of our mattress products of $0.2 million, which is our best-selling product category.

Revenue from daily healthcare and personal care products decreased by $31,727 or 6.6% to $446,593 for the six months ended June 30, 2011 from $478,320 for the six months ended June 30, 2010. This was primarily due to decrease in sales of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel. Our Fish Oil Soft Gel products were introduced in 2010 and best sold in 2010. Although the sales of these three products decreased after the second quarter of 2010, they still are popular products and sales have stabilized at a lower level.

Revenue from wellness houses and activated water machines increased by $112,420 or 27.8% to $517,324 for the six months ended June 30, 2011 from $404,904 for the six months ended June 30, 2010. This increase was mainly due to an increase in sale of Tourmaline Water Machine.

Cost of goods sold. For the six months ended June 30, 2011, cost of goods sold was $554,149 compared to $639,488 for the six months ended June 30, 2010, a decrease of $85,339, or 13.3%. This decrease was mainly due to decreased sales in wellness houses and activated water machines segment.

Cost of goods sold for healthcare knit goods segment decreased to $294,062 for the six months ended June 30, 2011 from $305,383 for the six months ended June 30, 2010, a decrease of $11,321 or 3.7%. This decrease was mainly due to the decrease in cost of our Tourmaline Four Set Bedding.

Cost of goods sold for the daily healthcare and personal care segment decreased to $110,881 for the six months ended June 30, 2011 from $140,370 for the six months ended June 30, 2010, a decrease of $29,489 or 21%. This decrease was mainly due to the decrease in cost of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel as a result of a decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $149,206 for the six months ended June 30, 2011 from $193,735 for the six months ended June 30, 2010, a decrease of $44,529 or 23%. This decrease was mainly due to the decrease in cost of Wellness House as a result of a decrease in sales.

Gross profit. Our gross profit increased by $458,074 or 27.2% to $2,142,427 for the six months ended June 30, 2011, compared to $1,684,353 for the six months ended June 30, 2010. This increase was primarily attributable to the increase in gross profit for healthcare knit goods segment. In addition, our gross margin increased from 72.5% for the six months ended June 30, 2010 to 79.4% for the six months ended June 30, 2011. This increase was mainly attributed to the wellness house.

Gross profit for the healthcare knit goods segment increased by $303,363 or 26.7% to $1,438,597 for the six months ended June 30, 2011 compared to $1,135,234 for the six months ended June 30, 2010. This increase was mainly attributable to our mattress products. The gross margins of healthcare knit goods segment increased from 78.8% for the six months ended June 30, 2010 to 83% for the six months ended June 30, 2011. This increase was mainly due to our new healthcare knit goods with higher gross margin, such as new Tourmaline Female Undergarment and Tourmaline Wool Quilt.

Gross profit of daily healthcare and personal care segment decreased by $2,238 or 0.7% to $335,712 for the six months ended June 30, 2011, compared to $337,950 for the six months ended June 30, 2010. This decrease was primarily due to our new Tourmaline Soap. While gross margin of daily healthcare and personal care segment increased from 70.7% for the six months ended June 30, 2010 to 75.2% for the six months ended June 30, 2011. This increase was mainly due to our Tourmaline Scarves, which have a higher gross margin of approximately 80%.

Gross profit of the wellness house and activated water machine segments increased by $156,949 or 74.3% to $368,118 for the six months ended June 30, 2011, compared to $211,169 for the six months ended June 30, 2010. This increase was mainly attributed to an increase in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 52.2% for the six months ended June 30, 2010 to 71.2% for the six months ended June 30, 2011. This increase was mainly attributed to increased sales of Tourmaline Water Machines as a result of a decrease in the purchase price of raw materials

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $624,867, or 82.1%, from $761,495 for the six months ended June 30, 2010 to $1,386,362 for the six months ended June 30, 2011. This increase was mainly due to the increase of audit and attorney fees and employee salaries. Operating expenses for healthcare knit goods segment increased by $505,757 or 103.9% to $992,496 for the six months ended June 30, 2011 from $486,739 for the six months ended June 30, 2010. Operating expenses for daily healthcare and personal care segment increased by $94,203 or 58.3% to $255,812 for the six months ended June 30, 2011 from $161,609 for the six months ended June 30, 2010. Operating expenses for our wellness house and activated water machine segment increased by $24,907 or 22% to $138,054 for the six months ended June 30, 2011 from $113,147 for the six months ended June 30, 2010.

Income from operations. As a result of the foregoing, our income from operations was $756,065 for the six months ended June 30, 2011, compared to $922,858 for the six months ended June 30, 2010, a decrease of $166,793. This decrease was mainly due to the increase in operating expenses.

Income taxes. Our income tax expenses increased from $211,233 for the six months ended June 30, 2010 to $303,308 for the six months ended June 30, 2011. This increase was primarily due to the increase in income before income tax.

Net income. For the six months ended June 30, 2011, our net income was $831,041 compared to $687,785 for the six months ended June 30, 2010. This increase was mainly due to Joway Shengshi.

Franchising

We enter into franchising agreements to develop retail outlets for our products. The agreements provide that franchisees will sell our products exclusively. In exchange we provide them with geographic exclusivity, discounted products, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The Agreements are cancelable at our discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2 011	2010
Sales to franchise customers	$907,021	$1,222,828	$2,520,009	$2,016,731
Sales to non-franchise customers	90,517	185,262	176,567	307,110

Total sales	$997,538	$1,408,090	$2,696,576	$2,323,841

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2011 was $5,281,420 and decreased to $4,262,101 by the end of the six months, a decrease of $1,019,319. We had net working capital of $5,092,356 at June 30, 2011, an increase of $560,447 from $4,531,909 at December 31, 2010.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(282,390)	$549,237
Investing activities	(770,980)	(114,694)
Financing activities	$(212,620)	$(713,804)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $282,390 for the six months ended June 30, 2011 compared to $549,237 provided by operating activities for the six months ended June 30, 2010. This change was primarily due to a decrease in tax payable of $802,839. For the six months ended June 30, 2011, we paid $497,675 of income tax. For the six months ended June 30, 2010, we only paid $119,200 of income tax.

For the six months ended June 30, 2011, cash was mainly used to purchase materials of $557,688 and pay tax of $524,094, which were primarily offset by cash provided from net income of $831,041 and an add-back of $217,265 of depreciation for non-cash expense.

For the six months ended June 30, 2010, cash was mainly used to purchase materials of $455,605. We also used cash to decrease advances from customers by $235,849. They were primarily offset by cash provided from net income of $687,785, increases in tax payable of $278,745 and an add-back of $145,649 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $770,980 for the six months ended June 30, 2011, compared to $114,694 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we used cash to purchase three vehicles in the amount of $0.6 million compared to $0.1 million in vehicle and operating equipment purchases for the six months ended June 30, 2010.

Net Cash Used In Financing Activities

Net cash used in financing activities was $212,620 for the six months ended June 30, 2011, compared to $713,804 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we paid back $212,620 to Jinghe Zhang, compared to $713,804 paid back to Jinghe Zhang for the six months ended June 30, 2010.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2011, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,558,131 has been repaid. As of June 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $79,266. During the period beginning March 28, 2007 (inception of Joway Technology) through June 30, 2011, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of June 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to the Company or any of its operating units.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Building	$5,365,723	$5,245,777
Operating Equipment	320,277	313,118
Office furniture and equipment	215,966	206,821
Vehicles	886,963	250,888

Total	6,788,929	6,016,604
Less: accumulated depreciation	(714,158)	(496,893)

Property, plant and equipment, net	$6,074,771	$5,519,711

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $217,265 and $145,649, respectively, and for the three months ended June 30, 2011 and 2010 amounted to $118,466 and $89,317, respectively.

Statutory Reserves

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2011, the Company had allocated $336,604 to statutory reserve.

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

Basis of Consolidation

The accompanying consolidated financial statements include Joway Health and its wholly owned subsidiaries and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation. Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Joway Shengshi, as a VIE of Junhe Consulting, have been consolidated in our financial statements. Joway Shengshi’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Joway Shengshi’s net income. Based on the various VIE Agreements, we are able to exercise control over the VIEs, and to obtain in full the economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

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

We recognize revenue on the sale of our Wellness Houses under the completed contract method. At the time when we enter into a contract with a customer to build a Wellness House, the customer pays a deposit of at least one-half of the sales price. We consider the contract to be completed when all significant costs have been incurred and the customer accepts the project in writing by signing in the appropriate place on the contract. At this time the customer will also pay any remaining balance on the contract. We recognize the full contract revenue at this point. Contract costs consist primarily of materials and labor costs. The construction period of a Wellness House generally does not exceed five days.

Accounts Receivable

Accounts receivable are carried at net realizable value. We provide reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customers’ credit worthiness, current economic trends and changes in customer’s payment patterns to evaluate the adequacy of these reserves.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2010, FASB issued accounting standard ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In order to assist management in preparing the Company’s financial statements and this Report, our management, on the recommendation of the audit committee, hired an independent accounting firm with knowledge of SEC rules and regulations and reporting requirements. The independent accounting firm assisted management in its review of the Company’s financial statements and this quarterly report. The Company’s disclosure controls also include a formal financial reporting process that includes review by our Chief Executive Officer, Chief Financial Officer, the Audit Committee and the full Board of Directors of financial statements and periodic reports prior to filing with the SEC.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. In the quarter ended June 30, 2011, the Company has taken the following actions to further strengthen the Company’s disclosure controls:

a.	Undertaken an evaluation of the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal accounting staff in China to test and monitor the implementation of our accounting and internal control procedures.

b.	Continued our practice of a formal financial reporting process that includes review by our Chief Executive Officer, Chief Financial Officer and the audit committee of financial statements and periodic reports prior to filing with the SEC.

c.	Undertaken efforts to increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

New Hire of Internal Audit Manager

In order to strengthen our accounting and financial personnel resources, we have hired an Internal Audit Manager with training in U.S. GAAP reporting and knowledge of SEC rules and regulations and reporting requirements applicable to public reporting companies. Our selected qualified candidate accepted the offer on August 9, 2011, and will commence employment at the end of August 2011.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting for the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 20, 2011, the Registrant issued 10,000 and 8,000 shares of the Company’s common stock as part of the compensation to its two independent directors, respectively. The Company issued these shares pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act as the transaction did not involve a public offering, the directors were accredited investors who had access to information about the Company and their investment, and they took the securities for investment and not resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED AND REMOVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2011

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer