Form 10-Q
period 2011-09-30
Joway Health Industries Group Inc
filed 2011-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2011 was 20,018,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$4,069,349	$5,281,420
Accounts receivable, net	33,920	9,638
Other receivables	32,893	81,162
Inventories	1,289,989	711,704
Advances to suppliers	384,955	143,609
Prepaid tax	67,340	—
Prepaid expense	7,699	33,884

Total current assets	5,886,145	6,261,417

PROPERTY, PLANT AND EQUIPMENT, net	6,356,170	5,519,711

OTHER ASSETS:
Intangible assets, net	622,987	615,607
Long-term prepaid expenses	205,205	207,621

Total other assets	828,192	823,228

Total assets	$13,070,507	$12,604,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$241,837	$305,416
Advances from customers	—	1,422
Taxes payable	—	519,726
Salary payable	54,392	—
Other payables	11,887	50,810
Due to related parties	579,994	852,134

Total current liabilities	888,110	1,729,508

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,018,000 and 20,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	20,018	20,000
Additional paid-in-capital	7,343,161	7,316,179
Statutory reserves	336,604	336,604
Retained earnings	3,677,986	2,772,488
Accumulated other comprehensive income	804,628	429,577

Total stockholders’ equity	12,182,397	10,874,848

Total liabilities and stockholders’ equity	$13,070,507	$12,604,356

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$908,973	$1,761,455	$3,605,549	$4,085,296

COST OF REVENUES	227,052	463,276	781,201	1,102,764

GROSS PROFIT	681,921	1,298,179	2,824,348	2,982,532

Selling expenses	141,193	140,546	427,507	376,216
General and administrative expenses	492,195	432,397	1,592,243	958,222

OPERATING EXPENSES	633,388	572,943	2,019,750	1,334,438

INCOME FROM OPERATIONS	48,533	725,236	804,598	1,648,094

Interest income	1,281	1,120	4,456	2,295
Other income	15,181	52,332	391,556	53,707
Other expenses	(11,804)	(47,246)	(13,070)	(73,636)

OTHER (EXPENSE) INCOME, NET	4,658	6,206	382,942	(17,634)

INCOME BEFORE INCOME TAXES	53,191	731,442	1,187,540	1,630,460

INCOME TAXES	(21,266)	143,791	282,042	355,024

NET INCOME	74,457	587,651	905,498	1,275,436

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	113,315	147,632	375,051	183,340

COMPREHENSIVE INCOME	$187,772	$735,283	$1,280,549	$1,458,776

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.03	$0.05	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,018,000	18,515,426	20,018,000	18,515,426

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$905,498	$1,275,436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	333,375	241,676
Amortization	14,233	10,746
Stock-based compensation	27,000	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(24,282)	(46,473)
Other receivables	48,269	44,773
Inventories	(578,285)	(493,907)
Advances to suppliers	(241,346)	(274,959)
Prepaid Expense	26,185	—
Accounts payable	(63,579)	(47,831)
Advances from customers	(1,422)	(475,187)
Other payable	(12,905)	12,559
Salary and welfare payable	15,925	34,313
Tax payable	(574,617)	315,305
Accrued expenses	—	58,770

Net cash provided by (used in) operating activities	(125,951)	655,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,167,418)	(244,497)
Investment in trust	—	1,462,587
Purchase of intangible assets	—	(41,400)

Net cash provided by (used in) investing activities	(1,167,418)	1,176,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	—	10,000
Due to related parties	(272,140)	(548,780)

Net cash used in financing activities	(272,140)	(538,780)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	353,438	183,340

NET INCREASE (DECREASE) IN CASH	(1,212,071)	1,476,471

CASH, beginning of period	5,281,420	935,719

CASH, end of period	$4,069,349	$2,412,190

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$530,377	$240,639
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”), its subsidiaries, and variable interest entities (“VIEs”) where Joway Health is deemed the primary beneficiary. Joway Health, its subsidiaries and VIEs are collectively referred to herein as the “Company,” “we” and “us”.

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

On September 16, 2010, prior to the share exchange, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners:

1. Consulting Services Agreement. Pursuant to the consulting services agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to advise, consult, manage, and operate Joway Shengshi, and collect and own all of the net profits of the Operating Entities.

2. Operating Agreement. Under the operating agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to recommend director candidates, appoint the senior executives of Joway Shengshi, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Shengshi, and guarantee the contractual performance by Joway Shengshi of any agreements with third parties, in exchange for a pledge by Joway Shengshi of its accounts receivable and assets.

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, the shareholders of Joway Shengshi entered into a Call Option Agreement with the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vests as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on April 2 of 2012 and 2013 respectively. As a result, the shareholders of Joway Shengshi will become the indirect beneficial owners of the shares of the Company held by Crystal Globe.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 filed on April 14, 2011.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying consolidated financial statements include the Company, its wholly owned subsidiaries, and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Pursuant to Accounting Standards Codification Topic 810 “Consolidation”, Joway Shengshi, as a VIE of Junhe Consulting, has been consolidated in the Company’s financial statements. Joway Shengshi’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Joway Shengshi’s net income.

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain the full economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in USD. The functional currency of the Company is RMB. The consolidated financial statements are translated into USD from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	For the nine months ended September 30,		For the year ended December 31,
	2011	2010	2010
Period ended RMB: USD Exchange rate	6.4018	6.6981	6.6118
Average RMB: USD Exchange rate	6.50601	6.8164	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the nine months ended September 30, 2011 and 2010, foreign currency translation adjustments of $375,051 and $ 183,340, respectively, have been reported as other comprehensive income in the consolidated financial statements.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity during the period from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners. Other comprehensive income is not included in the computation of income tax expense or benefit. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentrations of Credit Risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as the following:

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company, when necessary, maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2011 and December 31, 2010, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of September 30, 2011 and December 31, 2010, respectively, the Company had no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $384,955 and $143,609 as of September 30, 2011 and December 31, 2010, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of operations. Maintenance, repairs, and minor renewals are charged directly to expenses as incurred. Significant renewals and betterment to buildings and equipment are capitalized. Leasehold improvements are depreciated over the lesser of the useful life or the life of the lease.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, the Company prepares product shipment upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. The Company recognizes revenue when the product is shipped. The Company does not sell product to any customers with a right of return as defined in ASC 605-15-25-4. Sales are presented net of value added tax (VAT).

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

Shipping costs

Shipping costs are included in selling expenses and totaled $29,973 and $40,558 for the nine months ended September 30, 2011 and 2010, respectively, and $8,435 and $23,285 for the three months ended September 30, 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 provides amendments to Topic 350 that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under the current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The Company believes that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends the current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles – Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2011	2010
Accounts receivable	$33,920	$9,638
Less: Allowance for bad debt	—	—

Accounts receivable	$33,920	$9,638

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$325,025	$100,706
Packages	6,932	11,406
Finished goods	933,288	557,251
Goods shipped in transit	—	21,891
Low value consumables	24,744	20,450

Total	$1,289,989	$711,704

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2011	2010
Building	$5,417,856	$5,245,777
Operating Equipment	328,632	313,118
Office furniture and equipment	356,168	206,821
Vehicles	1,083,782	250,888

Total	7,186,438	6,016,604
Less: accumulated depreciation	(830,268)	(496,893)

Property, plant and equipment, net	$6,356,170	$5,519,711

Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $333,375 and $241,676, respectively, and for the three months ended September 30, 2011 and 2010 amounted to $116,110 and $96,027, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2011	2010
Land use rights	$644,828	$624,347
Other intangible assets	35,641	34,509

Total	680,469	658,856
Less: accumulated amortization	(57,482)	(43,249)

Intangible assets, net	$622,987	$615,607

Amortization expense of intangible assets for the nine months ended September 30, 2011 and 2010 was $14,233 and $10,746, respectively, and for the three months ended September 30, 2011 and 2010 was $4,783 and $4,491, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2011	$16,039
2012	$16,039
2013	$16,039
2014	$16,039
2015	$16,039
Thereafter	$535,412

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consists of the following:

	September 30,	December 31,
	2011	2010
Shenyang Joway Industrial Development Co., Ltd.	$535,563	$613,721
Jinghe Zhang	44,431	235,336
Jingyun Chen	—	3,077

Total	$579,994	$852,134

Transactions with Shenyang Joway

Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on the Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

•	On January 15, 2009, Joway Shengshi entered into a sales contract with Shenyang Joway, pursuant to which Joway Shengshi agreed to purchase inventory of $27,560 from Shenyang Joway.

•

On February 15, 2009, Joway Shengshi entered into an Equipment Sales Contract with Shenyang Joway. Pursuant to the agreement, Joway Shengshi agreed to purchase certain operating and office equipment in the amount of $158,832 from Shenyang Joway.

•

On December 1, 2009, we, through our subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, we are authorized to use the trademark “Xi” for a term of nine years.

•	On December 20, 2009, Joway Shengshi entered into a sales contract with Shenyang Joway. Pursuant to the sales contract, Joway Shengshi agreed to purchase inventory of $137,395 from Shenyang Joway.

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the nine months ended September 30, 2011, the Company repaid $78,158 of these advances. As of September 30, 2011, the total unpaid principal balance due Shenyang Joway for advances was $535,563. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

•

On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through September 30, 2011, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,592,966 has been repaid. In 2010 and 2011, Joway Shengshi was advanced $0 by Jinghe Zhang. As of September 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $44,431.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of September 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

Other Related Party Transactions

Jingyun Chen is the General Manager of Joway Technology and Joway Decoration. In November, 2010, the Company received $3,077 of insurance refund on behalf of Jingyun Chen. On May 4, 2011, the Company paid the proceeds of the insurance refund of $3,077 to Jingyun Chen.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the nine months ended September 30,
	2011	2010
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(9%)	(3%)
Tax adjustment from China tax authority for 2010 income tax (2)	6%	0
Effective rate	22%	22%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue (4% for 2010).
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority. As a result, the Company’s income was reduced for the 2010 taxable year and the Company paid additional income tax of $61,653.

As of September 30, 2011 and 2010, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2011, the Company’s subsidiaries had allocated $336,604 to statutory reserves.

NOTE 10 – OTHER INCOME

Other income primarily consists of subsidies from the Tianjin Baodi District Management Committee and short-term investment income.

Joway Shengshi and Joway Decoration are located in Tianjin Baodi District. Pursuant to a series of investment encouragement policies issued by the Tianjin Baodi government in January 2011, Joway Shengshi and Joway Decoration were awarded a total of RMB 2,307,012 (~ US $354,597) by the Tianjin Baodi District Management Committee for the contribution on tax revenue for the year of 2009 and 2010 in Tianjin Baodi District.

NOTE 11 – SEGMENTS

In 2011 and 2010, the Company operated in three reportable business segments - (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the three months ended September 30, 2011

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$416,895	$64,393	$352,502	$20,125	$61,563	$277,290
Daily Healthcare and Personal Care Series	124,910	43,700	81,210	(15,218)	17,551	227,929
Wellness House and Activated Water Machine Series	367,168	118,959	248,209	43,626	41,779	794,513

Segment Totals	$908,973	$227,052	$681,921	48,533	$120,893	1,299,732

Other Income (Expense), net				4,658
Income Tax				(21,266)

Unallocated Assets						11,770,775

Net Income				$74,457

Total Assets						$13,070,507

For the three months ended September 30, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$989,350	$209,846	$779,504	$383,094	$55,979	$416,350
Daily Healthcare and Personal Care Series	317,904	83,460	234,444	106,673	17,940	213,666
Wellness House and Activated Water Machine Series	454,201	169,970	284,231	235,469	26,599	505,790

Segment Totals	$1,761,455	$463,276	$1,298,179	725,236	$100,518	1,135,806

Other Income (Expense), net				6,206
Income Tax				143,791

Unallocated Assets						9,603,318

Net Income				$587,651

Total Assets						$10,739,124

For the nine months ended September 30, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$2,149,554	$358,455	$1,791,099	$466,226	$207,237	$277,290
Daily Healthcare and Personal Care Series	571,503	154,581	416,922	64,682	55,098	227,929
Wellness House and Activated Water Machine Series	884,492	268,165	616,327	273,690	85,273	794,513

Segment Totals	$3,605,549	$781,201	$2,824,348	804,598	$347,608	1,299,732

Other Income (Expense), net				382,942
Income Tax				282,042

Unallocated Assets						11,770,775

Net Income				$905,498

Total Assets						$13,070,507

For the nine months ended September 30, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$2,429,967	$515,229	$1,914,738	$1,031,589	$150,143	$416,350
Daily Healthcare and Personal Care Series	796,224	223,830	572,394	283,014	49,197	213,666
Wellness House and Activated Water Machine Series	859,105	363,705	495,400	333,491	53,082	505,790

Segment Totals	$4,085,296	$1,102,764	$2,982,532	1,648,094	$252,422	1,135,806

Other Income (Expense), net				(17,634)
Income Tax				355,024

Unallocated Assets						9,603,318

Net Income				$1,275,436

Total Assets						$10,739,124

NOTE 12 – FRANCHISE REVENUES

The Company enters into franchise agreements to develop retail outlets for the Company’s products. These agreements provide that franchisees will sell Company products exclusively at a predetermined retail price. In exchange, the Company provides them with geographic exclusivity, discounted products, training, and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion, and presentment. The agreements also prohibit franchisees from selling competitors’ products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and introduce new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancelable at the Company’s discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Sales to franchise customers	$838,309	$1,578,801	$3,358,318	$3,595,532
Sales to non-franchise customers	70,664	182,654	247,231	489,764

Total sales	$908,973	$1,761,455	$3,605,549	$4,085,296

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

FORWARD-LOOKING STATEMENTS:

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions, and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

General

We develop, manufacture, market, distribute, and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to more than 200 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

All of our operations are conducted through Joway Shengshi and its three subsidiaries, Joway Technology, Joway Decoration, and Shengtang Trading. Joway Shengshi engages in the manufacturing and distribution of tourmaline health-related products such as knit goods, and daily healthcare and personal care products. Joway Technology and Joway Decoration engage in the manufacturing and distribution of activated water machines and wellness houses. We utilize our Shengtang Trading subsidiary to purchase raw materials, which are then sold to Joway Shengshi and Joway Decoration.

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

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses consist primarily of salaries and traveling expenses of our marketing department employees, transportation expenses, and advertising expenses. General and administrative expenses consist primarily of salaries of our administrative department employees, payroll taxes and benefits, general office expenses and depreciation. We expect administrative expenses to continue to increase as we incur expenses related to costs of compliance with U.S. securities laws and regulations, and our reporting obligations thereunder, including increased audit and legal fees and investor relations expenses.

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income, and other revenue from sales of obsolete equipment.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUES	$908,973	$1,761,455	$3,605,549	$4,085,296
COST OF REVENUES	227,052	463,276	781,201	1,102,764

GROSS PROFIT	681,921	1,298,179	2,824,348	2,982,532
OPERATING EXPENSES	633,388	572,943	2,019,750	1,334,438

INCOME FROM OPERATIONS	48,533	725,236	804,598	1,648,094
OTHER (EXPENSE) INCOME, NET	4,658	6,206	382,942	(17,634)

INCOME BEFORE INCOME TAXES	53,191	731,442	1,187,540	1,630,460
INCOME TAXES	(21,266)	143,791	282,042	355,024

NET INCOME	$74,457	$587,651	$905,498	$1,275,436

Business Segments

In 2011 and 2010, we operated in three reportable business segments – (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$416,895	45.9%	$124,910	13.7%	$367,168	40.4%	$908,973
COST OF REVENUES	64,393	28.4%	43,700	19.2%	118,959	52.4%	227,052

GROSS PROFIT	352,502	51.7%	81,210	11.9%	248,209	36.4%	681,921
GROSS MARGIN	84.6%		65.0%		67.6%		75.0%
OPERATING EXPENSES	332,377	52.5%	96,428	15.2%	204,583	32.3%	633,388

INCOME FROM OPERATIONS	$20,125	41.5%	$(15,218)	-31.4%	$43,626	89.9%	$48,533

For the three months ended September 30, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$989,350	56.2%	$317,904	18.0%	$454,201	25.8%	$1,761,455
COST OF REVENUES	209,846	45.3%	83,460	18.0%	169,970	36.7%	463,276

GROSS PROFIT	779,504	60.0%	234,444	18.1%	284,231	21.9%	1,298,179
GROSS MARGIN	78.8%		73.7%		62.6%		73.7%
OPERATING EXPENSES	396,410	69.2%	127,771	22.3%	48,762	8.5%	572,943

INCOME FROM OPERATIONS	$383,094	52.8%	$106,673	14.7%	$235,469	32.5%	$725,236

For the nine months ended September 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,149,554	59.6%	$571,503	15.9%	$884,492	24.5%	$3,605,549
COST OF REVENUES	358,455	45.9%	154,581	19.8%	268,165	34.3%	781,201

GROSS PROFIT	1,791,099	63.4%	416,922	14.8%	616,327	21.8%	2,824,348
GROSS MARGIN	83.3%		73.0%		69.7%		78.3%
OPERATING EXPENSES	1,324,873	65.6%	352,240	17.4%	342,637	17.0%	2,019,750

INCOME FROM OPERATIONS	$466,226	57.9%	$64,682	8.0%	$273,690	34.0%	$804,598

For the nine months ended September 30, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,429,967	59.5%	$796,224	19.5%	$859,105	21.0%	$4,085,296
COST OF REVENUES	515,229	46.7%	223,830	20.3%	363,705	33.0%	1,102,764

GROSS PROFIT	1,914,738	64.2%	572,394	19.2%	495,400	16.6%	2,982,532
GROSS MARGIN	78.8%		71.9%		57.7%		73.0%
OPERATING EXPENSES	883,149	66.2%	289,380	21.7%	161,909	12.1%	1,334,438

INCOME FROM OPERATIONS	$1,031,589	62.6%	$283,014	17.2%	$333,491	20.2%	$1,648,094

For The Three Months Ended September 30, 2011 Compared to September 30, 2010

Revenue. For the three months ended September 30, 2011, revenue was $908,973 compared to $1,761,455 for the three months ended September 30, 2010, a decrease of $852,482 or 48.4%. This decrease was mainly attributable to the decrease in revenue from healthcare knit goods segment. In this segment, our main products are mostly durable consumables such as our mattress products and our wellness houses for family use. In the third quarter of 2010 most of our franchisees were new customers and had high initial demand for our main products. Our franchisees’ demand for our products may have been affected because of the large amount of our main products they purchased in 2010. Aimed at this situation, we plan to develop more fast consumables in the future. For instance, we plan to introduce a line of cosmetics and edible health products later this year. In addition, we strengthened the enforcement of the terms of our franchise agreements and policies in 2011 after focusing mostly on increasing franchise stores in 2010. As a result, the number of our franchisees increased more slowly in 2011.

Revenue from the healthcare knit goods segment decreased by $572,455, or 57.9% to $416,895 for the three months ended September 30, 2011 from $989,350 for the three months ended September 30, 2010. This was primarily due to $0.5 million decrease from $0.8 million to $0.3 million in sales of our mattress products. Our mattress products are durable consumables, and our revenues may have been impacted by the large orders of this product by our franchisees in 2010.

Revenue from daily healthcare and personal care products decreased by $192,994 or 60.7% to $124,910 for the three months ended September 30, 2011 from $317,904 for the three months ended September 30, 2010. This was primarily due to a decrease in sales of our Tourmaline Knee Protector, Tourmaline Waist Protector, and Tourmaline Scarf. With the purchase demand of our franchisees shrinking this year, the sales of the three best selling products in 2010 suffered greatly.

Revenue from wellness houses and activated water machines decreased by $87,033 or 19.2% to $367,168 for the three months ended September 30, 2011 from $454,201 for the three months ended September 30, 2010. This was primarily due to a decrease in sales of wellness houses for family use. In August 2010, we launched our new wellness houses for family use. As a result, our franchisees purchased a large number of our wellness houses in August and September, 2010. Since our wellness houses are durable consumables, the large number of purchases by our franchisees in 2010 may have had an adverse affect on our sales in 2011. In addition, in September 2011 we began to promote a new wellness house for family use with more functionality which we introduced in October 2011. As a result, some franchisees cancelled their purchase orders for older models. Since the new wellness house model only holds two persons and its price is higher than our older models with the same capacity, we anticipate that sales of our existing wellness house models will not suffer a significant adverse affect in the future.

Cost of Goods Sold. For the three months ended September 30, 2011, cost of goods sold was $227,052 compared to $463,276 for the three months ended September 30, 2010, a decrease of $236,224, or 51%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the healthcare knit goods segment decreased to $64,393 for the three months ended September 30, 2011 from $209,846 for the three months ended September 30, 2010, a decrease of $145,453 or 69.3%. This decrease was mainly due to the decrease in sales as well as a decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $43,700 for the three months ended September 30, 2011 from $83,460 for the three months ended September, 2010, a decrease of $39,760 or 47.6%. This decrease was mainly due to the decrease in the cost of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel. The decrease in cost is partly due to the slight decrease in sales of these two products for the third quarter of 2011 compared to the same period of 2010, and mainly due to the significant decrease in their materials cost which has a high cost rate.

Cost of goods sold for our wellness house and activated water machine segment decreased to $118,959 for the three months ended September 30, 2011 from $169,970 for the three months ended September 30, 2010, a decrease of $51,011 or 30%. This decrease was mainly due to the decrease in cost of wellness houses for family use as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $616,258 or 47.5% to $681,921 for the three months ended September 30, 2011, compared to $1,298,179 for the three months ended September 30, 2010. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment and daily healthcare and personal care segment. Our gross margin was 75% for the three months ended September 30, 2011, compared to 73.7% for the three months ended September 30, 2010. This increase was mainly due to the increase of gross margin in the healthcare knit goods segment and the wellness house and activated water machine segments.

Gross profit of the healthcare knit goods segment decreased by $427,002 or 54.8% to $352,502 for the three months ended September 30, 2011 compared to $779,504 for the three months ended September 30, 2010. This decrease was mainly due to decreased sales of our mattress products. The gross margin of our healthcare knit goods segment increased from 78.8% for the three months ended September 30, 2010 to 84.6% for the three months ended September 30, 2011. This was mainly due to the introduction of new healthcare knit goods products with higher gross margins, such as our Tourmaline Wool quilt and Tourmaline Skinny Pant products.

Gross profit of the daily healthcare and personal care segment decreased by $153,234 or 65.4% to $81,210 for the three months ended September 30, 2011, compared to $234,444 for the three months ended September 30, 2010. This decrease was primarily due to the decreased sales of our Tourmaline Knee Protector, Tourmaline Waist Protector, and Tourmaline Scarf products. The gross margin of our daily healthcare and personal care segment declined from 73.7% for the three months ended September 30, 2010 to 65% for the three months ended September 30, 2011. This decrease was mainly due to the decrease in sales of our Tourmaline Knee Protector, Tourmaline Waist Protector, and Tourmaline Scarf products which have higher gross margins.

Gross profit of the wellness house and activated water machine segment decreased by $36,022 or 12.7% to $248,209 for the three months ended September 30, 2011, compared to $284,231 for the three months ended September 30, 2010. This decrease was mainly due to a decrease in sales of wellness houses for family use. The gross margin of our wellness house and activated water machine segment increased from 62.6% for the three months ended September 30, 2010 to 67.6% for the three months ended September 30, 2011. This increase was mainly due to the fact that our Tourmaline Water Machines have a lower cost of goods.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $60,445, or 10.5%, from $572,943 for the three months ended September 30, 2010 to $633,388 for the three months ended September 30, 2011. This increase was mainly due to the increase in audit and attorney fees after becoming a listed company and employee salaries. Operating expenses for healthcare knit goods segment decreased by $64,033 or 16.2% to $332,377 for the three months ended September 30, 2011 from $396,410 for the three months ended September 30, 2010. Operating expenses for daily healthcare and personal care segment decreased by $31,343 or 24.5% to $96,428 for the three months ended September 30, 2011 from $127,771 for the three months ended September 30, 2010. The decrease in operating expenses for the healthcare knit goods segment and the daily healthcare and personal care segment was attributable to the reduced marketing expense and shipping expense with the decrease in sales. Operating expenses for our wellness house and activated water machine segment increased by $155,821 or 319.6% to $204,583 for the three months ended September 30, 2011 from $48,762 for the three months ended September 30, 2010. With more and more emphasis on the wellness house and activated water machine segment by us in 2011, the marketing expenses and management expenses for this segment increased as a result.

Income from operations. As a result of the foregoing, our income from operations was $48,533 for the three months ended September 30, 2011, compared to $725,236 for the three months ended September 30, 2010, a decrease of $676,703. This decrease was mainly due to both the decrease in sales and the increase in operating expenses.

Income taxes. Our income tax expenses were negative $21,266 for the three months ended September 30, 2011, compared to $143,791 for the three months ended September 30, 2010. This was mainly due to the facts that Joway Shengshi incurred loss for the three months ended September 30, 2011 and the fact that the taxable income amount of Joway Decoration and other subsidiaries could not cover Joway Shengshi’s loss for the same period. As a result, our accumulated income tax was reduced in the third quarter of 2011.

Net income. For the three months ended September 30, 2011, our net income was $74,457 compared to $587,651 for the three months ended September 30, 2010. This decrease was mainly due to the decrease in net Joway Shengshi’s net income.

For The Nine Months Ended September 30, 2011 Compared to September 30, 2010

Revenue. For the nine months ended September 30, 2011, revenue was $3,605,549 compared to $4,085,296 for the nine months ended September 30, 2010, a decrease of $479,747 or 11.7%. This decrease was primarily due to the decrease in sales of our healthcare knit goods segment and daily healthcare and personal care segment which was caused by reduced sales of our main products which are durable consumables and the slower growth of our franchisee base in 2011 as discussed above.

Revenue from the healthcare knit goods segment decreased by $280,413, or 11.5% to $2,149,554 for the nine months ended September 30, 2011 from $2,429,967 for the nine months ended September 30, 2010. This decrease was mainly due to $0.3 million decrease in sales of our mattress products.

Revenue from the daily healthcare and personal care segment decreased by $224,721 or 28.2% to $571,503 for the nine months ended September 30, 2011 from $796,224 for the nine months ended September 30, 2010. This decrease was primarily due to decrease in sales of Tourmaline Waist Protector and Tourmaline Soap.

Revenue from the wellness houses and activated water machines segment increased by $25,387 or 3% to $884,492 for the nine months ended September 30, 2011 from $859,105 for the nine months ended September 30, 2010. This increase was mainly due to an increase in sales of our Tourmaline Water Machine product.

Cost of Goods Sold. For the nine months ended September 30, 2011, cost of goods sold was $781,201 compared to $1,102,764 for the nine months ended September 30, 2010, a decrease of $321,563, or 29.2%. This decrease was mainly due to the decreased sales in healthcare knit goods segment.

Cost of goods sold for the healthcare knit goods segment decreased to $358,455 for the nine months ended September 30, 2011 from $515,229 for the nine months ended September 30, 2010, a decrease of $156,774 or 30.4%. This decrease was mainly due to the decrease in cost of our mattress products with the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $154,581 for the nine months ended September 30, 2011 from $223,830 for the nine months ended September 30, 2010, a decrease of $69,249 or 30.9%. This decrease was mainly due to the decrease in cost of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel with the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $268,165 for the nine months ended September 30, 2011 from $363,705 for the nine months ended September 30, 2010, a decrease of $95,540 or 26.3%. This decrease was mainly due to the decrease in cost of Wellness House as a result of a decrease in sales.

Gross profit. Our gross profit decreased by $158,184 or 5.3% to $2,824,348 for the nine months ended September 30, 2011, compared to $2,982,532 for the nine months ended September 30, 2010. This decrease was primarily attributable to the decrease in gross profit for healthcare knit goods segment and daily healthcare and personal care segment. Our gross margin increased from 73% for the nine months ended September 30, 2010 to 78.3% for the nine months ended September 30, 2011. This increase was mainly due to the increase in gross margin at our wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $123,639 or 6.5% to $1,791,099 for the nine months ended September 30, 2011 compared to $1,914,738 for the nine months ended September 30, 2010. This decrease was mainly due to the decreased sales in our mattress products. The gross margins of healthcare knit goods segment increased from 78.8% for the nine months ended September 30, 2010 to 83.3% for the nine months ended September 30, 2011. This increase was mainly due to the fact that our newly introduced healthcare knit goods have higher gross margin, including our Tourmaline Wool Quilt product.

Gross profit of daily healthcare and personal care segment decreased by $155,472 or 27.2% to $416,922 for the nine months ended September 30, 2011, compared to $572,394 for the nine months ended September 30, 2010. This decrease was primarily due to the decrease in sales of our Tourmaline Soap product. The gross margin of the daily healthcare and personal care segment increased from 71.9% for the nine months ended September 30, 2010 to 73% for the nine months ended September 30, 2011. This increase was mainly due to the increase in sales of our Tourmaline Scarves which have higher gross margin.

Gross profit of the wellness house and activated water machine segment increased by $120,927 or 24.4% to $616,327 for the nine months ended September 30, 2011, compared to $495,400 for the nine months ended September 30, 2010. This increase was mainly attributed to an increase in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 57.7% for the nine months ended September 30, 2010 to 69.7% for the nine months ended September 30, 2011. This increase was mainly attributed to increased sales of our Tourmaline Water Machines product which has a lower cost of goods.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $685,312, or 51.4%, from $1,334,438 for the nine months ended September 30, 2010 to $2,019,750 for the nine months ended September 30, 2011. This increase was mainly due to the increase of audit and attorney fees and employee salaries. Operating expenses for healthcare knit goods segment increased by $441,724 or 50% to $1,324,873 for the nine months ended September 30, 2011 from $883,149 for the nine months ended September 30, 2010. Operating expenses for daily healthcare and personal care segment increased by $62,860 or 21.7% to $352,240 for the nine months ended September 30, 2011 from $289,380 for the nine months ended September 30, 2010. Operating expenses for our wellness house and activated water machine segment increased by $180,728 or 111.6% to $342,637 for the nine months ended September 30, 2011 from $161,909 for the nine months ended September 30, 2010. This increase was mainly due to the more market emphasis on the wellness house and activated water machine segment by us in 2011.

Income from operations. As a result of the foregoing, our income from operations was $804,598 for the nine months ended September 30, 2011, compared to $1,648,094 for the nine months ended September 30, 2010, a decrease of $843,496, or 51.18%. This decrease was mainly due to the decrease in gross profit and the increase in operating expenses.

Income taxes. Our income tax expenses decreased from $355,024 for the nine months ended September 30, 2010 to $282,042 for the nine months ended September 30, 2011. This decrease was primarily due to the loss of Joway Shengshi for the third quarter of 2011.

Net income. For the nine months ended September 30, 2011, our net income was $905,498 compared to $1,275,436 for the nine months ended September 30, 2010. This decrease was mainly due to Joway Shengshi’s loss for the third quarter of 2011. For the nine months ended September 30, 2011, Joway Shengshi’s net income was $562,388, a decrease of $479,634 from $1,042,022 for the nine months ended September 30, 2010.

Franchising

We enter into franchise agreements to develop retail outlets for our products. These agreements provide that franchisees will sell our products exclusively. In exchange, we provide them with geographic exclusivity, discounted products, training, and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion, and presentment. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The Agreements are cancelable at our discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Sales to franchise customers	$838,309	$1,578,801	$3,358,318	$3,595,532
Sales to non-franchise customers	70,664	182,654	247,231	489,764

Total sales	$908,973	$1,761,455	$3,605,549	$4,085,296

Liquidity and Capital Resources

Our cash at the beginning of the nine months ended September 30, 2011 was $5,281,420 and decreased to $4,069,349 by the end of the nine months, a decrease of $1,212,071. We had net working capital of $4,998,035 at September 30, 2011, an increase of $466,126 from $4,531,909 at December 31, 2010.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(125,951)	$655,221
Investing activities	(1,167,418)	1,176,690
Financing activities	$(272,140)	$(538,780)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $125,951 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $655,221 for the nine months ended September 30, 2010. This change was primarily due to the decreases in tax payable of $889,922 and net income of $369,938, which were offset by a decrease in advances by customers of $473,765.

For the nine months ended September 30, 2011, cash was mainly used to purchase inventory of $578,285, pay VAT of $307,245 and income tax of $233,072, and make advances to suppliers of $241,346, primarily offset by cash provided from net income of $905,498 and an add-back of $333,375 of depreciation for non-cash expense.

For the nine months ended September 30, 2010, cash was mainly used to purchase inventory of $493,907. Advances from customers decreased by $475,187 for the nine months ended September 30, 2010, which was primarily offset by cash provided from net income of $1,275,436 and increases in tax payable of $315,305.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $1,167,418 for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $1,176,690 for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we spent $800,000 on purchasing four vehicles and $400,000 on buying operating and office equipment. For the nine months ended September 30, 2010, we spent $200,000 on the purchasing of new operating and office equipment and one vehicle. In addition, in 2010, the Company received $1.5 million from an investment in a CITIC trust fund invested in 2009.

Net Cash Used In Financing Activities

Net cash used in financing activities was $272,140 for the nine months ended September 30, 2011, compared to $538,780 for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we paid back $190,905 to Jinghe Zhang, compared to $461,454 paid back to Jinghe Zhang for the nine months ended September 30, 2010.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured, and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009 Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,592,966 has been repaid. For the nine months ended September 30, 2011, Joway Shengshi was advanced $0 by Jinghe Zhang. As of September 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $44,431. During the period beginning March 28, 2007 (inception of Joway Technology) through September 30, 2011, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of September 30, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to the Company or any of its operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2011, the Company had allocated $336,604 to statutory reserves.

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

Basis of Consolidation

The accompanying consolidated financial statements include Joway Health, its wholly owned subsidiaries, and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation. Pursuant to Accounting Standards Codification Topic 810 “Consolidation,” Joway Shengshi, as a VIE of Junhe Consulting, have been consolidated in our financial statements. Joway Shengshi’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Joway Shengshi’s net income. Based on the various VIE Agreements, we are able to exercise control over the VIEs, and to obtain the full economic benefits. Accordingly, the non–controlling interests have no economic interest in the VIEs.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, we prepare product shipment upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. We recognize revenue when the product is shipped. We do not sell product to any customers with a right of return as defined in ASC 605-15-25-4. Sales are presented net of value added tax (VAT).

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

Accounts Receivable

Accounts receivable are carried at net realizable value. We provide reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customers’ credit worthiness, current economic trends, and changes in customer’s payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. Management regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 provides amendments to Topic 350 that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under the current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends the current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles – Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Based on evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended September 30,2011 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This information has been omitted based on our status as a smaller reporting company.

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

DATE: November 14, 2011

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer