Form 10-K/A
period 2010-12-31
Joway Health Industries Group Inc
filed 2011-11-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amended Annual Report on Form 10-K/A is to amend certain Items as listed below (together, the “Amended Items”) of our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Original 10-K”). These amendments are being made to address certain comments received from the Staff of the SEC.

The Amended Items are contained in the following sections: PART I — Item 1—Business; PART II — Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation, — Item 9A—Controls and Procedures; PART III — Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, — Item 13 Certain Relationships and Related Transactions, and Director Independence; and PART IV — Item 15. Exhibits, Financial Statement Schedules.

Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on March 30, 2011 and no attempt has been made in this Current Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

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

Dynamic Elite

Dynamic Elite was founded on June 2, 2010 under the laws of the British Virgin Islands by Crystal Globe and Edwin Liu, the sole shareholder of Crystal Globe at the request of Mr. Zhang Jinghe. Mr. Liu is a friend of Mr. Zhang Jinghe. On September 15, 2010, Dynamic Elite established a wholly-owned subsidiary—Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”), as a wholly foreign-owned enterprise (WOFE) under the laws of the PRC for the purposes of acquiring Joway Shengshi and engaging in the manufacture and distribution of tourmaline products in China. Under Article 6 of the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, adopted April 12, 1986 at the 4th Sess. of the 6th National People’s Congress and as amended on October 31, 2000 (“PRC WOFE Law”) and Article 7 of the Detailed Rules for the Implementation, any person or entity that intends to establish an enterprise in the PRC with foreign capital is required to submit an application for examination and approval to the appropriate department under the State Council. On September 9, 2010, the local Tianjin City government issued a certificate of approval approving the foreign ownership of Junhe Consulting by Dynamic Elite. Mr. Zhang Jinghe was appointed the Executive Director of Junhe Consulting.

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

Under PRC law the acquisition of Joway Shengshi by Junhe Consulting must be structured as a cash transaction with the purchase price based on the appraised value of the equity interest or assets to be sold. Neither Junhe Consulting nor Dynamic Elite had sufficient cash to pay the appraised value of the equity interest or assets of the Joway Shengshi. Alternatively, the shareholders of Joway Shengshi entered into a series of contractual agreements (the “VIE Agreements”) which enabled Dynamic Elite to gain control of Joway Shengshi and consolidate into its financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries without triggering the regulatory requirements of PRC law. Under PRC law the VIE Agreements are considered commercial transactions among legal entities and individuals, and do not trigger the PRC requirements that apply to acquisitions, although the pledge by the Joway Shengshi’s equity holders of all their equity in Joway Shengshi to Junhe Consulting pursuant to the Equity Pledge Agreement (the “Equity Pledge”) must be registered with the appropriate governmental agency. The Equity Pledge was registered with local administration department for industry and commerce pursuant to the Section 1 of Article 226 of PRC Property Law passed by National People’s Congress on March 16, 2007.

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

Introduction to Tourmaline

Tourmaline is a crystal silicate mineral compounded with elements such as aluminum, iron, magnesium, sodium, lithium, or potassium. Tourmaline is classified as a semi-precious stone and the gem comes in a wide variety of colors. (Source: http://en.wikipedia.org/wiki/Tourmaline)

Tourmaline has the ability to become its own source of electric charge, as it is both pyroelectric, as well as piezoelectric. When it is put under pressure or when it is dramatically heated or cooled, tourmaline creates an electrical charge capable of emitting far infrared rays (“FIR”) and negative ions. (Source: http://www.globalhealingcenter.com/tourmaline.html)

FIRs are invisible waves of energy capable of penetrating deep into the human body. Negative ions are atoms that have a negative electric charge. FIRs and negative ions are perceived to have certain health benefits. (Source: http://www.globalhealingcenter.com/tourmaline.html).

Because it is a permanent source of FIRs and negative ions, tourmaline is perceived to have certain health benefits (Source: Niwa Institute for Immunology, Japan. Int J. Biometeorol 1993 Sep; 37(3) 133-8). In view of its perceived health benefits, tourmaline has been used to manufacture a wide range of healthcare products, including apparel, bedding, water purifiers, sauna rooms, and personal care products.

While tourmaline has perceived health benefits, the actual benefits of tourmaline to human health are unknown. The full efficacy of tourmaline to human health requires further significant clinical study. We are not aware of any formal clinical studies which have validated the health benefits of tourmaline.

We purchase liquid tourmaline from domestic companies which, in turn, import it from South Korea. Liquid tourmaline is readily available and its price has remained relatively stable. We have not experienced any shortage in tourmaline but as a precaution, we closely monitor its price and have several back-up suppliers.

China’s Tourmaline Health-Related Products Market

The use of tourmaline in health-related products in China began in 2001. Although more and more companies are producing tourmaline health-related products every year, the market for these products in China is still in its infancy and highly fragmented. (Source: 2010-2012 China’s tourmaline market and investment prospects research report, Institute of China Uniway Economics, August, 2010).

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2009 and 2010, our daily healthcare and personal care series of products accounted for approximately 16% and 17.1% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

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

We infuse tourmaline particles into the filters of our tourmaline water machines and water mugs. Tourmaline is perceived to have certain health benefits.

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

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2009 and 2010, respectively.

		Top Ten Customers in 2009
No.	Name			Products Sold
		Amount (RMB)	Amount (US$)		Percentage of Sales
1	Shandong Jingbo Holdings Development Co., Ltd.	523,223	77,058	Wellness House materials	2.5%
2	Beijing No. 9 Urban Construction Engineering Company Limited	397,087	58,481	Wellness House materials	1.9%

3	Baocong Yang Joining Franchise Store	380,788	56,080	Tourmaline mattress and underwear	1.8%
4	Jinbao Liu Joining Franchise Store	369,461	54,412	Tourmaline mattress, pillowcases and soap	1.7%
5	Xiuchun Jia Joining Franchise Store	357,615	52,668	Tourmaline mattress, mugs and scarves	1.7%
6	Fengqi Wu	349,628	51,492	Tourmaline Wellness House	1.6%
7	Zhuoguan Joining Franchise Store	330,795	48,718	Tourmaline mattress, pillowcases and soap	1.6%
8	ZhengyiQiao Joining Franchise Store	290,334	42,759	Tourmaline mattress, pillowcases and soap	1.4%
9	Ning Fang Joining Franchise Store	289,004	42,563	Tourmaline mattress, pillowcases and soap	1.4%
10	Liang Ping Joining Franchise Store	288,362	42,469	Tourmaline mattress, pillowcases and soap	1.4%

Total		3,576,308	526,700		16.8%

		Top Ten Customers in 2010
No.	Name			Products Sold
		Amount (RMB)	Amount (US$)		Percentage of Sales

1	Dejun Wang Franchise Store	1,383,605	204,109	Tourmaline Water Machine, Wellness Room	2.7%
2	Tong Li Franchise Store	1,281,138	188,993	Tourmaline Scarves, Wellness Room	2.5%
3	Jianhua Zhang Franchise Store	1,240,607	183,014	Tourmaline Mattress, Wellness Room	2.4%
4	Meihua Zheng Franchise Store	1,055,667	155,732	Tourmaline Mattress	2.1%
5	Defeng Cai Franchise Store	1,014,877	149,714	Tourmaline Mattress, Wellness Room	2.0%
6	Min Yu Franchise Store	863,715	127,415	Tourmaline Mattress, Wellness Room	1.7%
7	Xiuxue Xu Franchise Store	815,355	120,281	Tourmaline Mattress, Tourmaline Cup	1.6%
8	Xinru Fan Franchise Store	806,217	118,933	Tourmaline Mattress, Tourmaline Socks	1.6%
9	Ning Fang Franchise Store	791,531	116,767	Tourmaline Mattress, Tourmaline Water Machine	1.6%
10	Hong Bai Franchise Store	782,999	115,508	Tourmaline Mattress, Tourmaline Soap	1.5%

Total		10,035,711	1,480,466		19.71%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2009 and 2010.

Suppliers

Below is a list of our top ten suppliers in 2009 and 2010, respectively.

		Top Ten Suppliers in 2009
No.	Name			Product Purchased
		Amount (RMB)	Amount (US$)		Percentage of Purchase
1	Tianjin Daxing Import & Export Trade Co., Ltd.	2,278,539	335,573	Cloth, cotton, fabrics and underwear	18.2%
2	Shenyang Joway Industrial Development Co., Ltd.	2,227,718	328,088	Cloth, cotton, underpants and hats	17.8%
3	HainingFutianrun Silk Co., Ltd.	604,125	88,973	Cloth and Cotton,	4.8%
4	Hangzhou Chufan Textile Co., Ltd.	603,752	88,918	Cloth, cotton and mattress	4.8%
5	Beijing Quanfu Wood Products Co., Ltd.	598,560	88,153	Wellness House materials	4.8%
6	Shenyang Hongguangyuan Wood Co., Ltd.	413,318	60,871	Wellness House materials	3.3%
7	Shenzhen Maskcare Biological Technology Co., Ltd.	354,265	52,174	Soap, shampoo and shower gel	2.8%

8	Tianjin Tielingjiacai Wood Co., Ltd.	347,849	51,230	Wellness House	2.8%
9	Beijing Chenjiehao Paint Debug Ltd.	331,250	48,785	Wellness House materials	2.6%
10	Tianjin Sunflower Packaging and Printing Co., Ltd.	238,035	35,057	Packaging materials and product manuals	1.9%

Total		7,997,411	1,177,822		63.8%

		Top Ten Suppliers in 2010
No.	Name			Product Purchased
		Amount (RMB)	Amount (US$)		Percentage of Purchase
1	Anhui Saunaking Co., Ltd.	3,432,310	506,334	Wellness Room	26.9%
2	Hangzhou Siluhua Home Textile Co., Ltd.	2,027,537	299,102	Tourmaline Mattress	15.9%
3	Penglai Huakang Healthcare Product Co., Ltd.	1,109,477	163,670	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	8.7%
4	Hangzhou Shengce Clothing Co., Ltd.	842,515	124,288	Tourmaline Mattress	6.6%
5	Hangzhou Chufan Textile Co., Ltd.	645,744	95,260	Tourmaline Mattress	5.1%
6	Shenzhen Yaobang Commodity Co., Ltd.	615,176	90,751	Sanitary Napkin	4.8%
7	Tianjin Zhengxinglong Packaging Co., Ltd.	367,680	54,240	Tourmaline House Materials	2.9%
8	Shaoxing Jingbaolai Textile Co., Ltd.	331,487	48,901	Fabrics	2.6%
9	Kangzhou Rikang Purification Equipment Co., Ltd.	330,750	48,792	Tourmaline Water Machine Materials	2.6%
10	Tianjin Tielingjiacai Wood Co., Ltd.	306,720	45,247	Wellness Room	2.4%

Total		10,009,396	1,476,585		78.5%

Supplier: Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”)

As shown in the table above, in 2010, we had two suppliers that accounted for 26.9% and 15.9%, respectively of our annual raw materials purchases and in 2009 we had two major suppliers that accounted for 18.2% and 17.8%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Shenyang Joway was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2008 and 2009 Joway Group entered into a number of sales contracts with Shengyang Joway, pursuant to which the Joway Group purchased inventory and equipment from Shengyang Joway. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on the Joway Group’s business and on December 20, 2009, Joway Group entered into a final sales contract with Shengyang Joway pursuant to which the Joway Group purchased inventory in the amount of $137,395 from Shengyang Joway. In addition, from 2007 through 2009, Shenyang Joway advanced the Joway Group an aggregate of $694,458. The advances were noninterest bearing and had no specified repayment terms. As of June 30, 2010, the total unpaid principal balance due Shenyang Joway for advances was $138,093. Shenyang Joway also licensed the trademarks “Xi” and “Joway” to the Joway Group pursuant to a royalty-free license.

Shenyang Joway has ceased operations, although it still exists as a legal entity, and the Joway Group was able to find new suppliers with no material adverse impact to the Company.

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

However, given the highly segmented nature of the market, we are unable to locate any information on the size of the tourmaline healthcare-related market in China. Currently, Japanese and Korean companies are leaders in tourmaline technology. However, they have not yet developed a sizeable market share for their products in the PRC (Source: 2010-2012 China’s tourmaline market and investment prospects research report, Institute of China Uniway Economics, August 2010). Therefore, we believe that there is a great opportunity for us to create demand and market share and establish ourselves as a leader in the tourmaline-related healthcare products field.

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

	2009		2010		2011 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	11,865	1,734	14,997	2,212	100,000	15,124
Samples	12,110	1,770	2,133	315	60,000	9,075

Travel Expense	4,235	619	4,579	676	30,000	4,537
Salary	30,800	4,502	155,000	22,866	307,000	46,432
Inspection Fee	0	0	1,140	168	10,000	1,512
R&D fee (with Zhong’ao)	0	0	500,000	73,760	0	0
Total	59,010	8,625	677,849	99,996	507,000	76,680

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

The term of trademark protection is ten years from the date the registration is granted. The registrant may renew the trademark for an additional ten year term within six months before the expiration date of the mark’s present term. Where no such application could be filed within the stated period, a grace period of six months may be allowed. If the registrant does not file for renewal within the grace period, the registered trademark will be canceled. Currently, the applicant does not need to prove the use of the trademark prior to renewal.

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

Set forth below is a detailed description of the trademarks we use and the trademarks under application.

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
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

Registration Application Accepted on April 23, 2010

8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	Registration Application Accepted on April 23, 2010

8029074	Class 11: Environmental control apparatus.

Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.

8029052	Class 5: Pharmaceuticals.	Registration Application Accepted on January 27, 2010
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

8236733	Class 30: Staple foods.	Registration Application Accepted on April 23, 2010
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

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner &Inventor

1	Water Purifier	Utility Model	ZL200720014571.6	September 17, 2007	October 29, 2008	Ten years	Jinghe Zhang

2	Tourmaline Undergarment	Utility Model	ZL200720015434.4	October 22, 2007	July 16, 2008	Ten years	Jinghe Zhang

3	Tourmaline Mattress	Utility Model	ZL200720015435.9	October 22, 2007	December 24, 2008	Ten years	Jinghe Zhang

4	Tourmaline Wellness House	Utility Model	ZL200720014570.1	September 17, 2007	July 16, 2008	Ten years	Jinghe Zhang

5	Drinking Water Purifier	Design	ZL200730011189.5	September 17, 2007	April 1, 2009	Ten years	Jinghe Zhang

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

Number of Employees
Departments
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

Effective January 1, 2008, the PRC introduced a new labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice. Although the new labor contract law will increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

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

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,402,061 has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $235,336. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting—Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Tread way Commission. In addition, in evaluating the effectiveness of our internal controls over financial reporting, we have considered the fact that our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have extensive knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. Based on such evaluation, management concluded that our internal control over financial reporting as of December 31, 2010 was effective.

Changes in Internal Control Over Financial Reporting

On October 1, 2010, we consummated a share exchange (i) Crystal Globe Limited, a company formed under the laws of the British Virgin Islands (“Crystal Globe”), the sole shareholder of Dynamic Elite International Limited, a limited liability company formed under the laws of the British Virgin Islands (“Dynamic Elite”) and (ii) Dynamic Elite to acquire all the issued and outstanding capital stock of Dynamic Elite in exchange for the issuance to Crystal Globe of 15,215,426 restricted shares of our common stock (the “Reverse Merger”). Following the consummation of the Share Exchange, the accounting and finance personnel of the Company’s subsidiaries in China became the finance and accounting personnel of the Company. Management in China engaged experienced accounting consultants who assisted the Company’s internal accounting and finance personnel in the preparation of the Company’s annual and quarterly financial reports. In addition, we have recently hired an officer with auditing and financial background who will follow internal accounting and compliance with Sarbanes-Oxley Act of 2002. Periodically, management will assess the need for additional accounting resources as the business develops.

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

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road TownTortola, British Virgin Islands	17,408,000	87.04
Directors and Executive Officers
Jinghe Zhang(3)(5)	—	—
Yuan Huang(3)	30,000	*
Jingyun Chen	32,000	*
Yanli Feng	24,000	*
Socorro Quintero(4)	—	—
Shepherd G. Pryor IV(4)	—	—
All directors and executive officers (6 persons)	17,494,000	87.47%

*	Under 1% of the issued and outstanding shares as of March 31, 2011.
(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2011 (20,000,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	On October 1, 2010, G2 Ventures, Dynamic Elite and Crystal Globe entered into and consummated a Share Exchange Agreement. As a result, Crystal Globe holds a total of 18,515,426 shares of Joway Group. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Reverse Merger and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang will become the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe over the next three years.
(3)	Jinghe Zhang was appointed our new President, Chief Executive Officer and director, and Yuan Huang was appointed our new Chief Financial Officer, Secretary and Treasurer effective as of September 28, 2010.
(4)	Socorro Quintero and Shepherd G. Pryor IV were appointed as directors of the Company on March 15, 2011.
(5)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe. In addition, Mr. Zhang has entered into a Call Option Agreement with Mr. Liu, the sole shareholder of Crystal Globe, pursuant to which Mr. Zhang has the right to purchase up to 99% of the shares of Crystal Globe (“the Option”); thirty-four percent (34%) of the Option vests on April 2, 2011, and 33% of the Option vests on April 2, 2012 and April 2, 2013, respectively.

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

Transactions with Shenyang Joway

Shenyang Joway was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on the Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and the Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

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

•

On May 7, 2007, the Company’s subsidiary Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”) (formerly known as Tianjin Joway Textile Co., Ltd) entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Shenyang Joway Electronic Technology Co., Ltd. (“Joway Technology”) (formerly known as Liaoning Joway Technology Engineering Co., Ltd.) and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. During fiscal 2010, the Company repaid $80,737 of these advances. As of December 31, 2010, the total unpaid principal balance due Shenyang Joway for advances was $613,721. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,402,061 has been repaid. In 2010, Joway Shengshi was advanced $0 by Jinghe Zhang. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $235,336.

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

Other Related Party Transactions

On February 20, 2009, Joway Shengshi entered into an entrust agreement with its cashier (treasurer) Changlong Si. Pursuant to the entrust agreement, Changlong Si was to receive RMB 10 million (approximately $1,465,620) from Joway Shengshi to be used to purchase a CITIC (China International Trust and Investment Company) trust investment product on behalf of Joway Shengshi under his own name. No compensation was paid to Mr. Changlong Si in connection with the CITIC investment. The Company purchased this investment product under the name of an individual instead of the Company itself because this investment product is available for purchase by individuals only and has a higher interest rate than the standard bank interest rate. The total amount of RMB10 million was invested from February 25, 2009 to August 25, 2010. The CITIC trust investment matured in August 2010 and the Company, through Joway Shengshi, received the cash proceeds consisting of principal of 10 million RMB and interest of 408,000 RMB in August 2010. Therefore, this investment is no longer in existence.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,402,061 has been repaid. As of December 31, 2010, the total unpaid principal balance due Jinghe Zhang for advances was $235,336.

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

•	On December 20, 2009, Joway Shengshi entered into a sales contract with Shengyang Joway. Pursuant to the sales contract, Joway Shengshi agreed to purchase inventory of $137,395 from Shengyang Joway.

•

From 2007 through 2010, the Company was advanced $791,701 by Shenyang Joway. The advances were non-interest bearing and had no specified repayment terms. The Company repaid $80,737 of these advances during the period January 1, 2010 through December 31, 2010. As of December 31, 2010, the total unpaid principal balance due Shenyang Joway for advances was $613,721.

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

Item 15. Exhibits, Financial Statement Schedules.

Reference is made to Items 9.01(a) and 9.01(b) above and the exhibits referred to therein, which are incorporated herein by reference.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

3.3	Specimen of Common Stock Certificate*

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite***

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi***

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology***

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi***

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang***

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng***

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology***

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi***

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi***

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang***

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway***

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang***

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang***

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si***

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang****

10.20	Standard Form of Franchise Agreement****

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd.

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd.

14.1	Code of Ethics**

21.1	List of Subsidiaries****

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
**	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
***	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 16, 2010.
****	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Nov. 8, 2011

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

/S/ JINGHE ZHANG Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	Date: Nov. 8, 2011

/S/ YUAN HUANG Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	Date: Nov. 8, 2011

/S/ SOCORRO QUINTERO Socorro Quintero	Director	Date: Nov. 8, 2011

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	Date: Nov. 8, 2011

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

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties generally approximate their fair market values based on the short-term maturity of these instruments. ASC 825-10 “ Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the related assets are completed and are ready for their intended use.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $46,855 and $19,573 for the years ended December 31, 2010 and 2009, respectively.

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this topic has no material impact on the Company’s consolidated financial statements.

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

Due to related parties consists of the following:

	December 31,
	2010	2009
Shenyang Joway Industrial Development Co., Ltd.	$613,721	$694,458
Jinghe Zhang	235,336	604,800
Jingyun Chen	3,077	—

Total	$852,134	$1,299,258

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

NOTE 11 – STATUTORY RESERVES

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

NOTE 12 – SEGMENTS

For the year of 2010 and 2009, the Company operated in three reportable business segments—(1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

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

NOTE 13 – FRANCHISE REVENUES

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