Form 10-K/A
period 2010-12-31
Joway Health Industries Group Inc
filed 2012-02-24
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Annual Report on Form 10-K/A is to amend “Item 9A — Controls and Procedures” of our Annual Report on Form 10-K filed originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 and amended on November 15, 2011. These amendments are being made to address certain comments received from the Staff of the SEC.

Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on March 30, 2011 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

The specific material weakness identified by the Company’s management as of December 31, 2010 is described as follows:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have worked for U.S. listed companies but have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

Remediation Initiative

•

We will develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

•	We will design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

•

We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

Conclusion

Despite the material weakness and deficiencies reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

On October 1, 2010, we consummated a share exchange between (i) Crystal Globe Limited, a company formed under the laws of the British Virgin Islands (“Crystal Globe”), the sole shareholder of Dynamic Elite International Limited, a limited liability company formed under the laws of the British Virgin Islands (“Dynamic Elite”) and (ii) Dynamic Elite to acquire all the issued and outstanding capital stock of Dynamic Elite in exchange for the issuance to Crystal Globe of 15,215,426 restricted shares of our common stock (the “Reverse Merger”). Following the consummation of the Share Exchange, the accounting and finance personnel of the Company’s subsidiaries in China became the finance and accounting personnel of the Company. Management in China engaged experienced accounting consultants who assisted the Company’s internal accounting and finance personnel in the preparation of the Company’s annual and quarterly financial reports.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2012

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

/S/ JINGHE ZHANG Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	DATE February 23, 2012

/S/ YUAN HUANG Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	DATE February 23, 2012

/S/ SOCORRO QUINTERO Socorro Quintero	Director	DATE February 23, 2012

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	DATE February 23, 2012