Form 10-Q/A
period 2011-06-30
Joway Health Industries Group Inc
filed 2012-02-24
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the Issuer’s Common Stock as of November 15, 2011 was 20,018,000 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to amend “Item 4 — Controls and Procedures” of our Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2011 (the “Original 10-Q”). These amendments are being made to address certain comments received from the Staff of the SEC.

Except as stated herein, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on June 30, 2011 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K and our filings with the SEC subsequent to the filing of the 10-K.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective, based on the material weakness described below:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have worked for U.S. listed companies but have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness.

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

DATE: February 23, 2012

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer