Form 10-Q/A
period 2011-09-30
Joway Health Industries Group Inc
filed 2012-02-24
CIK 1263364

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to amend “Item 4 — Controls and Procedures” of our Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2011 (the “Original 10-Q”). These amendments are being made to address certain comments received from the Staff of the SEC.

Except as stated herein, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on September 30, 2011 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the 10-K and our filings with the SEC subsequent to the filing of the 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective, based on the material weakness described below:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have worked for U.S. listed companies but have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. In addition, our Internal Audit Manager is not a U.S. Certified Public Accountant, has not attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, and has limited experience with U.S. GAAP. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness.

Remediation Initiative

•

We will develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, Internal Audit Manager and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

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

Changes in Internal Control over Financial Reporting

In order to strengthen our accounting and financial personnel resources, on August 9, 2011, we hired an Internal Audit Manager to serve as the head of the Company’s new internal audit department. Ms. Yang will lead a team composed of employees from different departments to review and evaluate the reliability, effectiveness and integrity of the Company’s internal control systems. As part of her duties, she will assess the effectiveness of the Company’s internal controls over financial reporting and assist the Company in ensuring the reliability of its financial statements.

During her tenure with her former employers, Ms. Yang received training on SOX 404 and U.S. GAAP from KPMG LLP and PricewaterhouseCoopers LLP. In addition, Ms. Yang obtained a certificate of Certified Public Accountant (PRC) in 2005 and became a Certified Internal Auditor in 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 23, 2012

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer