Form 10-K
period 2011-12-31
Joway Health Industries Group Inc
filed 2012-03-30
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,759,000. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 26, 2012, there were 20,036,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Information Regarding Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

PART I

Item 1. BUSINESS

Overview

Through our PRC Operating Entities, Joway Health Industries Group Inc. (the “Company”) is engaged in the manufacture, distribution and sale of tourmaline-related healthcare products. We are incorporated in the state of Nevada. Our principal executive offices are located at No. 2. Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 301800. Our website address is www.jowayhealth.com.

Corporate History

Joway Health Industries Group, Inc.

Until October 1, 2010, we were a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We were originally formed as a Texas corporation on March 21, 2003 to acquire most of the assets and certain liabilities of and succeed to the business of G2 Companies, Inc., (formerly Hartland Investment, Inc.), as an independent recording company and artist management company. The acquisition of G2 Companies, Inc. was consummated on April 1, 2003. On May 13, 2008, through a registered offering, we sold 1,284,574 shares of our common stock raising an aggregate of $128,457, before costs of the Offering. Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009. Prior to the Share Exchange Transaction, discussed below, we were a development stage music recording, production and artist management company that had limited operations, primarily due to our inability to raise sufficient capital.

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

Share Exchange Transaction

On October 1, 2010, we entered into a Share Exchange Agreement with Crystal Globe, the sole shareholder of Dynamic Elite International Limited, pursuant to which Crystal Globe transferred all of its shares in Dynamic Elite to us in exchange for 15,215,426 shares of our common stock. As a result, Dynamic Elite became our wholly-owned subsidiary and we ceased to be a shell company, and Crystal Globe held a total of 18,515,426 shares (approximately 92.6%) of our issued and outstanding common stock.

The Share Exchange was treated for accounting purposes as a reverse acquisition. Therefore, the Company’s financial statements after the Share Exchange were those of Dynamic Elite and its subsidiaries and controlled companies on a consolidated basis, as if the Share Exchange had been in effect retroactively for all periods presented.

Change of State of Incorporation; Name Change

In December 2010, the Company changed its jurisdiction of incorporation from the State of Texas to the State of Nevada and changed its name to Joway Health Industries Group, Inc. In connection with these changes, the Company adopted new Articles of Incorporation and Bylaws.

Dynamic Elite

Dynamic Elite was founded on June 2, 2010 under the laws of the British Virgin Islands by Crystal Globe and Evan Liu, the sole shareholder of Crystal Globe, at the request of Mr. Zhang Jinghe. Mr. Liu is a friend of Mr. Zhang Jinghe. On September 15, 2010, Dynamic Elite established a wholly-owned subsidiary — Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”), as a wholly foreign-owned enterprise (WOFE) under the laws of the PRC for the purposes of acquiring Tianjin Joway Shengshi Group Co., Ltd. and engaging in the manufacture, distribution and sale of tourmaline products in China. Under Article 6 of the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, adopted April 12, 1986 at the 4th Sess. of the 6th National People’s Congress and as amended on October 31, 2000 (“PRC WOFE Law”) and Article 7 of the Detailed Rules for the Implementation, any person or entity that intends to establish an enterprise in the PRC with foreign capital is required to submit an application for examination and approval to the appropriate department under the State Council. On September 9, 2010, the local Tianjin City government issued a certificate of approval approving the foreign ownership of Junhe Consulting by Dynamic Elite. Mr. Zhang Jinghe was appointed the Executive Director of Junhe Consulting.

PRC Operating Entities

All of our business operations are conducted through our PRC Operating Entities. The chart below sets forth our corporate structure.

Joway Shengshi

On May 17, 2007, Jinghe Zhang, Si Lijun and Song Baogang founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Si Lijun transferred 4% of the equity interest in Joway Shengshi to Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. Joway Shengshi owns 100% of the equity interest in each of Joway Technology, Joway Decoration, and Shengtang Trading.

Joway Technology

Joway Technology was incorporated under PRC law on March 28, 2007, with a registered capital of RMB 1,100,000. Its term of operation expires on March 27, 2017. It was formed to engage in intelligent engineering design and construction, development and sales of electronics, water filters, and other similar products. Prior to July 25, 2010, Joway Shengshi held 90.91% of Joway Technology. On July 25, 2010 Joway Shengshi acquired the remaining 9.09% of Joway Technology from Chen Jingyun for RMB 100,000 in cash.

Joway Decoration

Joway Decoration was incorporated by Joway Shengshi under PRC law on April 22, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on April 21, 2019. It was formed to engage in the business of intelligent electric heating project design and construction, development and sales of electronics technology and water filters, and the manufacture and sales of wood products. Prior to July 9, 2010, Joway Shengshi owned 90% of Joway Decoration. On July 9, 2010, Joway Shengshi entered into a share acquisition agreement with Chen Jingyun to acquire the remaining 10% of the shares of Joway Decoration for RMB 200,000 in cash.

Shengtang Trading

Shengtang Trading was incorporated by Joway Shengshi under PRC law on September 18, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on September 17, 2029. It was formed to engage in the business of importing and exporting merchandise and technology; knitwear, biochemistry (excluding toxic chemicals and drugs), and the wholesale and retail sale of hardware. Prior to July 28, 2010, Joway Shengshi owned 95% of Shengtang Trading. On July 28, 2010, Joway Shengshi entered into a share acquisition agreement with Wang Aiying to acquire the remaining 5% of the shares of Shengtang Trading for RMB 100,000 in cash.

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jinghe Zhang and Baogang Song, the shareholders of Joway Shengshi, entered into a Call Option Agreement with the sole shareholder of Crystal Globe, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011, and vests as to 33% on April 2 of 2012 and 2013. As a result, the shareholders of Joway Shengshi will become the indirect beneficial owners of the shares of the Company held by Crystal Globe.

Under PRC law the acquisition of Joway Shengshi by Junhe Consulting must be structured as a cash transaction with the purchase price based on the appraised value of the equity interest or assets to be sold. Neither Junhe Consulting nor Dynamic Elite had sufficient cash to pay the appraised value of the equity interest or assets of Joway Shengshi. Alternatively, the shareholders of Joway Shengshi entered into a series of contractual agreements (the “VIE Agreements”) which enabled Dynamic Elite to gain control of Joway Shengshi and consolidate into its financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries without triggering the regulatory requirements of PRC law. Under PRC law the VIE Agreements are considered commercial transactions among legal entities and individuals, and do not trigger the PRC requirements that apply to acquisitions, although the pledge by Joway Shengshi’s equity holders of all their equity in Joway Shengshi to Junhe Consulting pursuant to the Equity Pledge Agreement (the “Equity Pledge”) must be registered with the appropriate governmental agency. The Equity Pledge was registered with local administration department for industry and commerce pursuant to the Section 1 of Article 226 of PRC Property Law passed by National People’s Congress on March 16, 2007.

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

•

an Option Agreement under which the shareholders of Joway Shengshi have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi with a consideration equal to the capital paid in by the shareholders in the amount of RMB 50 million (approximately USD $7.52 million). As executive director of Junhe Consulting, Mr. Zhang Jinghe has the power to exercise the option in his sole discretion; and

•

an Equity Pledge Agreement under which the owners of Joway Shengshi have pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

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

Joway Shengshi is subject to a number of covenants typical for this type of transaction, including the obligation to provide monthly, quarterly and annual reports, and other information requested by Junhe Consulting. In addition, Joway Shengshi is subject to a number of negative covenants, including the agreement that it will not (i) issue, purchase or redeem any equity or debt, or equity or debt securities; (ii) create, incur, assume or suffer to exist any liens upon any of its property or assets (except certain enumerated liens); (iii) wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or sale of all or substantially all of its assets; (iv) declare or pay any dividends; (v) incur, assume or suffer to exist any indebtedness, (other than certain enumerated exceptions); (vi) lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except receivables in the ordinary course of business; (vii) enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any of its affiliates or related parties, other than on terms and conditions substantially as favorable to Joway Shengshi as would be obtainable in a comparable arm’s-length transaction; (viii) make any expenditure for fixed or capital assets (including, without limitation, expenditures for maintenance and repairs which are capitalized in accordance with generally accepted accounting principles in the PRC and capitalized lease obligations) during any quarterly period which exceeds the aggregate the amount contained in the budget; (ix) amend or modify or change its Articles of Association or business license, or any agreement entered into by it, with respect to its capital stock, or enter into any new agreement with respect to its capital stock; or (x) engage (directly or indirectly) in any business other than those types of business prescribed within the business scope of its business license.

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

Operating Agreement

Under the Operating Agreement, Junhe Consulting agreed to guarantee Joway Shengshi’s performance of contracts, agreements or transactions with third parties in consideration for the pledge by Joway Shengshi to Junhe Consulting of all of Joway Shengshi’s assets. In addition, Joway Shengshi and its shareholders agreed that Joway Shengshi would not, without the prior written consent of Junhe Consulting, enter into any transactions which may materially affect the assets, obligations, rights or the operations of Joway Shengshi (excluding transactions entered into in the ordinary course of business and the lien obtained by relevant counter parties due to such agreements), including transactions involving (i) the borrowing of money or assumption of any debt; (ii) the sale or purchase from any third party any asset or right, including, but not limited to, any intellectual property rights; (iii) the provision of any guarantees to any third parties using its assets or intellectual property rights; or (iv) the assignment of any business agreements to any third party. Joway Shengshi and its shareholders also agreed to appoint to Joway Shengshi’s board of directors, and Joway Shengshi’s General Manager, Chief Financial Officer, and other senior officers those persons recommended or selected by Junhe Consulting.

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

Call Option Agreement

As part of the reorganization of Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Zhang and Mr. Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of G2 Ventures, Inc. and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in G2 Ventures held by Crystal Globe pursuant to this Call Option Agreement.

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of the date of this report, we have 93 employees. Our principal executive offices are located at No. 2. Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

For the fiscal years ended December 31, 2010 and 2011, our healthcare knit goods series of products accounted for approximately 51.8% and 51.5% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2010 and 2011, our daily healthcare and personal care series of products accounted for approximately 17% and 17.5% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

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

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2010 and 2011, our wellness house and activated water machine series of products accounted for approximately 31.2% and 31% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, tourmaline wellness house materials, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat one to eight people depending on its size; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications.

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

We infuse tourmaline particles into the filters of our water machines and water mugs. Tourmaline is perceived to have certain health benefits.

Below is a list of our water treatment products:

No.	Products	Trademark/Mark	Manufacturing Method
1	Tourmaline Water Machine		Filling Method
2	Tourmaline Water Mug		Filling Method

In 2011, we introduced our Foot Sauna Bucket and Tap Water Purifier products. The bottom of our Foot Sauna Bucket is filled with tourmaline particles. The filter of our Tap Water Purifier is filled with tourmaline particles.

Below is a list of our new products:

No.	Products	Trademark/Mark	Manufacturing Method
1	Foot Sauna Bucket		Filling Method
2	Tap Water Purifier		Filling Method

Return policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have 10 employees engaged in manufacturing as of the date of this report. We have our own design team comprising five designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2010 and 2011, respectively.

Top Ten Customers in 2011

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xue Li Franchise Store	608,105	93,937	Wellness House, Tourmaline Mattress, etc.	2.1%
2	Yan Yang Franchise Store	569,319	87,946	Tourmaline Mattress , Foot Sauna Bucket, etc.	2.0%
3	Yanju Fu Franchise Store	567,153	87,611	Tourmaline Mattress , Tourmaline Water Machine, etc.	2.0%
4	Yumei Wu Franchise Store	548,262	84,693	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.9%
5	Xiaoyan Wang Franchise Store	543,495	83,957	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.9%
6	Hongyan Jia Franchise Store	530,607	81,966	Tourmaline Mattress , Tourmaline Water Machine, etc.	1.9%
7	Fuzhen Feng Franchise Store	519,428	80,239	Tourmaline Mattress , Toumaline Soap, etc.	1.8%
8	Li Miao Franchise Store	512,340	79,144	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.8%
9	Huilin Sun Franchise Store	501,128	77,412	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.8%
10	Xia Zhang Franchise Store	445,656	68,843	Tourmaline Mattress , Tourmaline Water Machine, etc.	1.6%
	Total	5,345,493	825,748		18.8%

Top Ten Customers in 2010

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Dejun Wang Franchise Store	1,383,605	204,109	Tourmaline Water Machine, Wellness House for family use	2.7%
2	Tong Li Franchise Store	1,281,138	188,993	Tourmaline Scarves, Wellness House for family use	2.5%
3	Jianhua Zhang Franchise Store	1,240,607	183,014	Tourmaline Mattress, Wellness House for family use	2.4%

4	Meihua Zheng Franchise Store	1,055,667	155,732	Tourmaline Mattress	2.1%
5	Defeng Cai Franchise Store	1,014,877	149,714	Tourmaline Mattress, Wellness House for family use	2.0%
6	Min Yu Franchise Store	863,715	127,415	Tourmaline Mattress, Wellness House for family use	1.7%
7	Xiuxue Xu Franchise Store	815,355	120,281	Tourmaline Mattress, Tourmaline Cup	1.6%
8	Xinru Fan Franchise Store	806,217	118,933	Tourmaline Mattress, Tourmaline Socks	1.6%
9	Ning Fang Franchise Store	791,531	116,767	Tourmaline Mattress, Tourmaline Water Machine	1.6%
10	Hong Bai Franchise Store	782,999	115,508	Tourmaline Mattress, Tourmaline Soap	1.5%
	Total	10,035,711	1,480,466		19.71%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2010 and 2011.

Suppliers

Below is a list of our top ten suppliers in 2010 and 2011, respectively.

Top Ten Suppliers in 2011

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Beijing Lvli Tongda Trading Co., Ltd.	2,451,120	378,638	Wellness House for family use and Food Sauna bucket	25.0%
2	Anhui Saunaking Co., Ltd.	1,258,600	194,423	Wellness House for family use and Food Sauna bucket	12.8%
3	Hangzhou Siluhua Home Textile Co., Ltd.	567,814	87,713	Tourmaline Mattress	5.8%
4	Penglai Huakang Healthcare Product Co., Ltd.	562,400	86,877	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	5.7%
5	Beijing Shenghua Meiye technology development Co., Ltd.	284,868	44,005	Health care medicine	2.9%
6	Tianjin Hezhi Pharmaceutical Co., Ltd.	212,354	32,804	Health care medicine	2.2%
7	Suzhou Xuezi Daliy Chemicals Co., Ltd.	147,402	22,770	Soap	1.5%
8	Guangdong Hongjie Undergarment Manufacturing Co., Ltd.	93,555	14,452	Undergarment	1.0%
9	Shangyu Jingshen Plastics Co., Ltd.	76,554	11,826	Package of cosmetics	0.8%
10	Guangzhou Daao Cosmetics Co., Ltd.	70,906	10,953	Cosmetics	0.7%
	Total	5,725,573	884,461

Top Ten Suppliers in 2010

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Anhui Saunaking Co., Ltd.	3,432,310	506,334	Wellness House for family use	26.9%
2	Hangzhou Siluhua Home Textile Co., Ltd.	2,027,537	299,102	Tourmaline Mattress	15.9%
3	Penglai Huakang Healthcare Product Co., Ltd.	1,109,477	163,670	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	8.7%
4	Hangzhou Shengce Clothing Co., Ltd.	842,515	124,288	Tourmaline Mattress	6.6%
5	Hangzhou Chufan Textile Co., Ltd.	645,744	95,260	Tourmaline Mattress	5.1%
6	Shenzhen Yaobang Commodity Co., Ltd.	615,176	90,751	Sanitary Napkin	4.8%
7	Tianjin Zhengxinglong Packaging Co., Ltd.	367,680	54,240	Tourmaline House Materials	2.9%
8	Shaoxing Jingbaolai Textile Co., Ltd.	331,487	48,901	Fabrics	2.6%
9	Kangzhou Rikang Purification Equipment Co., Ltd.	330,750	48,792	Tourmaline Water Machine Materials	2.6%
10	Tianjin Tielingjiacai Wood Co., Ltd.	306,720	45,247	Wellness House for family use	2.4%
	Total	10,009,396	1,476,585

In 2011, two major suppliers accounted for 25% and 12.8%, respectively of our annual raw materials purchases and in 2010 two major suppliers accounted for 26.9% and 15.9%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 92% of our annual sales in 2011 and 2010 were made to our franchisees.

As of the date of this Report, there are approximately 247 franchise stores across the PRC that are authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	56
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	67
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	56
Southern China (Guangdong, Hainan, Guangxi)	20
Central China (Henan, Hubei, Hunan)	27
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	21

Total	247

We use multiple criteria to select our franchisees, including financial condition, sales network, sales personnel, and facilities. Generally we approve applicants that meet a minimum working capital requirement of RMB 40,000 and have the requisite business facilities and resources.

We typically enter into a standard franchising agreement with the applicant. Pursuant to the agreement, the franchisee is authorized to sell our products exclusively at a predetermined retail price. In exchange, we provide them with products at a discounted price, geographical exclusivity, and marketing, training and technological support. The franchisee is also required to adhere to certain standards of product merchandising, promotion and presentment. No initial franchise fees are required from the franchisee, nor is the franchisee required to pay any continuing royalties. The agreement is generally for a term of three years and is renewable on the mutual agreement of both parties.

Cooperative Contract On Investment in Establishing Joway Hezhi Pharmaceutical Co. Ltd.

On August 28, 2011, our subsidiary, Joway Shengshi, and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered into a Cooperative Contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5, 000,000. Joway Hezhi will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 in consideration for 30% of the equity in Joway Hezhi. Pursuant to the Cooperative Contract, Joway Shengshi has the obligation to provide to Joway Hezhi an additional RMB 3,500,000 and land rights to 51 mu of land. Joway Shengshi and Tianjin Hezhi are still negotiating the dates by which Joway Shengshi must fulfill these additional obligations. We plan on using cash generated by operations to fund these obligations.

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference, which is open to both our franchisees and to the general public. For example, in 2010, we held our annual conference in Korea and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 15 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2011, we held product seminars and meetings in approximately 100 cities in the PRC.

Generally, we are responsible for the cost of annual conferences. In 2011 and 2010, we incurred costs related to annual conferences of $148,607 (RMB 962,010) and $305,454 (RMB 2,070,594), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2010 and 2011.

	2010		2011
Expenses	RMB	US$	RMB	US$
Promotion	2,070,594	305,454	1,753,042	270,802
Printing	150,671	22,227	142,608	22,029
Travelling	510,931	75,372	515,453	79,625
Training	100,000	14,752	404,392	62,469
Salaries	893,419	131,797	1,353,251	209,044

Total	3,725,615	549,602	4,168,746	643,969

For the fiscal year 2012, we have a marketing and sales budget of $617,903 (RMB 4,000,000), of which, $278,000 (RMB 1,800,000) is budgeted for our 2012 annual conference, $216,266 (RMB 1,400,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

•

Sales Channels Advantage: We have approximately 247 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

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

Research and Development

As of December 31, 2011, we had seven employees engaged in research and development activities. Our research and development focus is on developing new products in the daily health-related, water treatment, and home accessories lines, including tourmaline wool blankets, tourmaline laundry balls, tourmaline washing powder and tourmaline foot spa basins.

During 2010 and 2011, we spent $99,996 (RMB 677,849) and $90,356 (RMB584,927 ), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2010 and 2011 as well as our R&D budget for 2012.

	2010		2011		2012 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	14,997	2,212	54,402	8,404	80,000	12,358

Samples	2,133	315	26,420	4,081	20,000	3,090

Travel Expense	4,579	676	9,712	1,500	10,000	1,545

Salary	155,000	22,866	476,492	73,606	500,000	77,238

Inspection Fee	1,140	168	17,901	2,765	20,000	3,090

R&D fee (with Zhong’ao)	500,000	73,760	0	0	0	0

Total	677,849	99,996	584,927	90,356	630,000	97,321

Intellectual Property

We regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

The trademarks we currently use include the “Joway” trademark, which is owned by our President, Chief Executive Officer and director, Jinghe Zhang. We are permitted to use the “Joway” trademark pursuant to a license agreement with Jinghe Zhang dated December 1, 2009 for a term of ten years. The agreement is renewable at the end of its respective term. We do not have to pay any license fees to Jinghe Zhang for the use of the trademark.

Set forth below is a detailed description of the trademarks we use.

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
	4794111	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	February 21, 2009	February 20, 2019	Jinghe Zhang

6104256

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			March 21, 2010	March 20, 2020	Tianjin Joway Shengshi Group Co., Ltd.

	6104253	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.	February 14, 2010	February 13, 2020	Tianjin Joway Shengshi Group Co., Ltd.

8467175

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

			July 21, 2011	July 20, 2021	Tianjin Joway Shengshi Group Co., Ltd.

	8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	April 28, 2011	April 27, 2021	Tianjin Joway Shengshi Group Co., Ltd.

8029052

Class 5: Pharmaceuticals.

Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.

			April 14, 2011	April 13, 2021	Tianjin Joway Shengshi Group Co., Ltd.

8029009

CLASS 2: Paints

Paints, varnishes, lacquers; preservatives against rust and against deterioration of wood; colorants; mordants; raw natural resins; metals in foil and powder form for painters, decorators, printers and artists.

		April 14, 2011	April 13, 2021	Tianjin Joway Shengshi Group Co., Ltd.

8236733

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

		December 14, 2011	December 13, 2021	Tianjin Joway Shengshi Group Co., Ltd

8236538	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	June 7, 2011	June 6, 2021	Tianjin Joway Shengshi Group Co., Ltd

8236684	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes	June 21, 2011	June 20, 2021	Tianjin Joway Shengshi Group Co., Ltd

8236641

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

		May 28, 2011	May 27, 2021	Tianjin Joway Shengshi Group Co., Ltd

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

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine and our wellness house for family use. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 2,000,000 ($308,951). The total insurance coverage for our wellness house for family use is RMB 2,000,000 ($308,951). We do not carry property insurance, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC.

Employees

As of the date of this report, the Company, including its subsidiaries, has a total of 93 full time employees.

Joway Shengshi

As of the date of this report Joway Shengshi has 71 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	13
Sales	10
Distribution	7
Production	10
Research and development	7
Franchising	17
Finance	7

Joway Technology

As of the date of this Report, Joway Technology has Ten full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Joway Decoration

As of the date of this Report, Joway Decoration has eight full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Below is a list of agencies which may have jurisdiction over our business:

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

We act as a distributor for eight edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to SFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd, Beijing Shenghua Meiye technology development Co., Ltd. and Tianjin Hezhi Pharmaceutical Co., Ltd. which all have obtained the necessary manufacturing licenses and certifications from the SFDA.

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

The Company’s production process does not produce industrial waste water or waste gas emissions of a type that is regulated by current PRC laws and regulations. The Company’s other emissions, including noise, waste water, solid waste and atmospheric pollutants meet regulatory standards. According to the Letter regarding Environment Protection of Tianjin Joway Shengshi Group Co, Ltd. issued by Tianjin Baodi Environmental Protection Bureau dated September 1, 2011, Joway Shengshi complies with applicable environmental protection laws and regulations and its discharge of pollutants meets with the standards of the state and Tianjin City.

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

Our business is affected by global, national and local economic conditions since many of the products we sell are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in the PRC. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in the PRC where we sell such products. There can be no assurance that consumer spending on the products we sell, will not be adversely affected by changes in general economic conditions in the PRC and globally.

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

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers’ demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We carry a wide variety of products and must maintain sufficient inventory levels of the products we sell. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory. However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

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

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and certain components we use in producing our products, and we may be required to bear the risk of price fluctuations of raw materials or components. Shortages of raw materials and price fluctuations may occur in the future and we may not be able to pass through a substantial portion of such raw material cost increases to our customers if we experience significant supply disruptions or excess levels of industry capacity or due to other factors outside of our control, in which case our profitability could suffer. Our ability to pass through raw material price increases may be limited by the level of industry excess capacity, competitive practices and other regional-specific factors which are out of our control. In addition, if we experience a shortage of materials or components, we may not be able to produce products for our customers in a timely fashion.

In addition, the Dodd-Frank Act of 2010 requires the Securities and Exchange Commission (the “SEC”) to establish new annual disclosure and reporting requirements for public companies to report their use of “conflict minerals” originating from the Democratic Republic of Congo and its nine immediate neighbors. The SEC has not yet established the new requirements, but is expected to do so by 2012. The current list of “conflict minerals” under the Dodd-Frank Act includes gold, tantalum, tin and tungsten (although additional minerals may be added in the future). If tourmaline is classified as a “conflict mineral” in the future, there may only be a limited pool of suppliers who provide conflict-free tourmaline, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

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

We will be exposed to risks inherent in the manufacture and sales of healthcare products, such as the unintentional distribution of counterfeit healthcare products. Furthermore, we may sell products which inadvertently have an adverse effect on the health of individuals. Product liability claims may be asserted against us. Any product liability claim, product recall, adverse side effects caused by improper use of the products we sell or manufacturing defects may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages in excess of insurance coverage amounts. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation and our brand name may also suffer. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in the PRC, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Report, we had approximately 93 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our expansion plans or purchase additional equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

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

Our Chinese operating companies maintain their books and records in accordance with PRC GAAP and, as a result, it involves a risk of accuracy when our personnel convert the financial statements to U.S. GAAP.

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

PRC Labor Laws may adversely affect our results of operations.

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

The principal laws, rules and regulations governing dividends paid by our PRC Operating Entities include the Company Law of the PRC, Wholly Foreign Owned Enterprise Law and its Implementation Rules. Under these laws and regulations, our PRC Operating Entities are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of their respective registered capital. These reserve funds are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

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

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006. These new rules significantly revised the PRC’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the PRC government to monitor and prohibit foreign control transactions in key industries.

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

Until 1994, RMB experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of RMB relative to U.S. dollar has remained stable and has appreciated slightly against U.S. dollar. Countries, including the United States, have argued that RMB is artificially undervalued due to the PRC’s current monetary policies and have pressured the PRC to allow RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of RMB against the dollar.

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

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

All of our business operations are conducted in the PRC, and all of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the extent of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange;

•	the allocation of resources;

•	an evolving regulatory system; and

•	a lack of sufficient transparency in the regulatory process.

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

All of our current business operations are conducted in the PRC. Moreover, our president and all of our officers are nationals and residents of the PRC. All the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of United States courts obtained against such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion of our existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing our business operations in the PRC that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC Operating Entities’ and our current or proposed businesses and operations. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

The effectiveness of our internal controls are essential to the integrity of our business and financial results. Our public reporting obligations currently place and are expected to continue to place a strain on our management, operational and financial resources and systems . We have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

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

We have been issued a Land Use Rights and Property Ownership Certificate for approximately 27,500 square meters of land and nine buildings thereon in Baodi District, Tianjin City, PRC by the People’s Government of Tianjin City, which expires October 10, 2057.

We believe that our existing facilities are well maintained are in good operating condition and are sufficient for our present needs.

Below is a detailed description of the Land Use Rights and Property Ownership Certificate.

Among the nine buildings, five buildings are used for production, one for employee and franchisee training, one for employee accommodation, one for storage, and one for parking.

Item 3. LEGAL PROCEEDINGS

We have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item  4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Fiscal Year 2011	High	Low
First Quarter	$1.49	$0.65
Second Quarter	$1.50	$0.65
Third Quarter	$1.50	$1.15
Fourth Quarter	$1.15	$0.65

Fiscal Year 2010	High	Low
First Quarter	$0.51	$0.51
Second Quarter	$1.01	$1.01
Third Quarter	$1.00	$1.00
Fourth Quarter	$1.75	$0.55

Holders of Our Common Stock

As of December 31, 2011, we had 408 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In connection with their service on the Company’s Board of Directors, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. In 2011, the Company granted Ms. Quintero and Mr. Pryor 10,000 and 8,000 shares of the Company’s common stock, respectively.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer must meet one of the following requirements: (i) net tangible assets must exceed $3,000,000 if the issuer has been in continuous operation for at least three years; or (ii) net tangible assets must exceed $5,000,000 if the issuer has been in operation for less than three years; or (iii) the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

Beginning in 2009, we began to develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2011, we had 247 franchisees compared to 244 as of December 31, 2010. During 2012 and beyond, we intend to continue to develop our network of franchisees.

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2011. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2011 as compared to fiscal year 2010. We expect the price of textiles to remain stable in 2012. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2011 increase by 9.2% compared with that in 2010. Domestic demand for, and consumption of, health-related products increased substantially as a result of this growth. However, any adverse changes in economic conditions or the regulatory environment in China may have a material adverse effect on our future performance.

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

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses consist primarily of employee remuneration and traveling expenses of our market department, transportation expenses and advertising expenses. General and administrative expenses consist primarily of employee remuneration of administrative departments, payroll taxes and benefits, general office expenses and depreciation. We expect administrative expenses to continue to increase as we incur expenses related to costs of compliance with securities laws and other regulations, including increased audit and legal fees and investor relations expenses.

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income and other revenue from sales of obsolete equipment.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2011	2010
REVENUES	$4,384,284	$7,512,719
COST OF REVENUES	1,067,461	1,885,667

GROSS PROFIT	3,316,823	5,627,052
OPERATING EXPENSES	2,906,202	2,507,823

INCOME FROM OPERATIONS	410,621	3,119,229
OTHER (EXPENSE) INCOME, NET	394,206	2,263

INCOME BEFORE INCOME TAXES	804,827	3,121,492
INCOME TAXES	171,101	507,964

NET INCOME	$633,726	$2,613,528

Business Segments

In 2011 and 2010, the Company operated in three reportable business segments - (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,257,497	51.5%	$767,095	17.5%	$1,359,692	31.0%	$4,384,284
COST OF REVENUES	389,539	36.5%	222,872	20.9%	455,050	42.6%	1,067,461

GROSS PROFIT	1,867,958	56.3%	544,223	16.4%	904,642	27.3%	3,316,823
GROSS MARGIN	82.7%		70.9%		66.5%		75.7%
OPERATING EXPENSES	1,496,423	51.5%	508,483	17.5%	901,296	31.0%	2,906,202

INCOME FROM OPERATIONS	$371,535	90.5%	$35,740	8.7%	$3,346	0.8%	$410,621

For the year ended December 31, 2010

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$3,887,284	51.7%	$1,282,027	17.1%	$2,343,408	31.2%	$7,512,719
COST OF REVENUES	764,470	40.5%	318,655	16.9%	802,542	42.6%	1,885,667

GROSS PROFIT	3,122,814	55.5%	963,372	17.1%	1,540,866	27.4%	5,627,052
GROSS MARGIN	80.3%		75.1%		65.8%		74.9%
OPERATING EXPENSES	1,680,965	67.0%	554,382	22.1%	272,476	10.9%	2,507,823

INCOME FROM OPERATIONS	$1,441,849	46.2%	$408,990	13.1%	$1,268,390	40.7%	$3,119,229

Year Ended December 31, 2011 Compared to December 31, 2010

Revenue. For the year ended December 31, 2011, revenue was $4,384,284 compared to $7,512,719 for the year ended December 31, 2010, a decrease of $3,128,435, or 41.6%. In 2010 most of our franchisees were new customers and had high initial demand for our main products. Since our main products are mostly durable consumables such as our mattress products and our wellness houses for family use, our franchisees’ demand for our products may have been affected because of the large amount of our main products they purchased in 2010. Aimed at this situation, we plan to develop more fast consumables in the future. In December 2011, we introduced a line of cosmetics and edible health products. In addition, we strengthened the enforcement of the terms of our franchise agreements and policies in 2011 after focusing mostly on increasing franchise stores in 2010. As a result, the number of our franchisees increased more slowly in 2011.

Revenue from healthcare knit goods segment decreased by $1,629,787, or 41.9% to $2,257,497 for the year ended December 31, 2011 from $3,887,284 for the year ended December 31, 2010. This is primarily due to $1.1 million decrease in sales of our mattress products, which is our best-selling product category. Our mattress products are durable consumables, and our revenues may have been impacted by the large orders of this product by our franchisees in 2010.

Revenue from daily healthcare and personal care products decreased by $514,932, or 40.2% to $767,095 for the year ended December 31, 2011 from $1,282,027 for the year ended December 31, 2010.This decrease was mainly due to the decrease in sales of our Tourmaline Waist Protector, Tourmaline Soap and Tourmaline Scarf. These products are our best-selling products in 2010. With the purchase demand of our franchisees shrinking this year, the sales of our best selling products suffered greatly.

Revenue from wellness houses and activated water machines decreased by $983,716, or 42% to $1,359,692 for the year ended December 31, 2011 from $2,343,408 for the year ended December 31, 2010. This decrease was mainly due to approximately $0.9 million of decrease in sale of wellness houses for family use. In 2010, we introduced seven wellness houses for family use to our customers and brought us a lot of sales in wellness houses for family use. Since our wellness houses are durable consumables, the large number of purchases by our franchisees in 2010 may have had an adverse affect on our sales in 2011.

Cost of Goods Sold. For the year ended December 31, 2011, cost of goods sold was $1,067,461 compared to $1,885,667 for the year ended December 31, 2010, a decrease of $818,206, or 43.4%. This was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $389,539 for the year ended December 31, 2011 from $764,470 for the year ended December 31, 2010. This decrease was mainly due to a decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $222,872 for the year ended December 31, 2011 from $318,655 for the year ended December 31, 2010. This decrease was primarily due to the decrease in the sale and cost of Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Ge with higher cost rate. As the result of the decrease in sale, the decrease in the cost of the two products would be more significant.

Cost of goods sold for wellness house and activated water machine segment decreased to $455,050 for the year ended December 31, 2011 from $802,542 for the year ended December 31, 2010. This was mainly due to the decrease in cost of wellness houses for family use as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $2,310,229 or 41.1% to $3,316,823 for the year ended December 31, 2011, compared to $5,627,052 for the year ended December 31, 2010. This was mainly due to the decrease in sales. Our gross margin increased from 74.9% for the year ended December 31, 2010 to 75.7% for the year ended December 31, 2011. This increase was mainly attributed to our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $1,254,856 or 40.2% to $1,867,958 for the year ended December 31, 2011 compared to $3,122,814 for the year ended December 31, 2010. This decrease was mainly attributable to decreased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment increased from 80.3% for the year ended December 31, 2010 to 82.7% for the year ended December 31, 2011. This was mainly due to the introduction of new healthcare knit goods products with higher gross margins, such as our Tourmaline Wool quilt and Tourmaline Skinny Pant products.

Gross profit of daily healthcare and personal care segment decreased by $419,149 or 43.5% to $544,223 for the year ended December 31, 2011, compared to $963,372 for the year ended December 31, 2010. This decrease was primarily due to the decreased sales of our Tourmaline Waist Protector and Tourmaline Scarf products. Gross margin of daily healthcare and personal care segment decreased from 75.1% for the year ended December 31, 2010 to 70.9% for the year ended December 31, 2011. This decrease was mainly due to the decrease in sales of our Tourmaline Waist Protector and Tourmaline Scarf products, which have higher gross margin.

Gross profit of the wellness house and activated water machine segments decreased by $636,224 or 41.3% to $904,642 for the year ended December 31, 2011, compared to $1,540,866 for the year ended December 31, 2010. This decrease was mainly attributed to a decrease in sales of our wellness house for family use. The gross margin of our wellness house and activated water machine segments increased from 65.8% for the year ended December 31, 2010 to 66.5% for the year ended December 31, 2011.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $398,379, or 15.9%, from $2,507,823 for the year ended December 31, 2010 to $2,906,202 for the year ended December 31, 2011. This was mainly due to the increase of our salary and depreciation. Operating expenses for healthcare knit goods segment decreased by $184,542 or 11% to $1,496,423 for the year ended December 31, 2011 from $1,680,965 for the year ended December 31, 2010. Operating expenses for daily healthcare and personal care segment decreased by $45,899 or 8.3% to $508,483 for the year ended December 31, 2011 from $554,382 for the year ended December 31, 2010. Operating expenses for wellness house and activated water machine segment increased by $628,820 or 230.8% to $901,296 for the year ended December 31, 2011 from $272,476 for the year ended December 31, 2010. In 2011, we focused more on wellness house and activated water machine segment and expensed much to promote new wellness house for family use and foot sauna bucket.

Income from operations. As a result of the foregoing, our income from operations was $410,621 for the year ended December 31, 2011, compared to $3,119,229 for the year ended December 31, 2010, a decrease of $2,708,608. This was mainly due to both the decrease in sales and the increase in operating expenses.

Income taxes. Our income tax expenses decreased from $507,964 for the year ended December 31, 2010 to $171,101 for the year ended December 31, 2011. The decrease was primarily due to the decrease of income.

Net income. For the year ended December 31, 2011, our net income was $633,726 compared to $2,613,528 for the year ended December 31, 2010. This was primarily due to the decrease in Joway Shengshi’s net income.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2011	2010
Sales to franchise customers	$4,053,478	$6,899,223
Sales to non-franchise customers	330,806	613,496

Total sales	$4,384,284	$7,512,719

Change in franchise outlets:
Number of franchise outlets open at beginning of period	244	175
Number of franchise outlets opened during the period	50	93
Number of franchise outlets closed during the period	(47)	(24)

Number of franchise outlets open at the end of the period	247	244

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2011 was $5,281,420 and decreased to $3,372,189 by the end of the year, a decrease of $1,909,231. We had net working capital of $4,340,319 at December 31, 2011, a decrease of $191,590 from $4,531,909 at December 31, 2010.

Our cash is held in large, reputable financial institutions as follows:

	December 31, 2011	December 31, 2010
Cash in hand	$20,238	$12,196
Cash in Industrial and Commercial Bank of China	3,323,378	4,748,092
Cash in Agricultural Bank of China	18,393	3,365
Cash in Standard Chartered Hong Kong	1,000	1,000
Cash in China Merchant Bank	9,180	516,767

Total	$3,372,189	$5,281,420

Our cash flow information summary is as follows:

	For the year ended December 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(65,946)	$3,449,885
Investing activities	(1,787,115)	1,055,410
Financing activities	$(493,456)	$(493,899)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $65,946 for the year ended December 31, 2011 compared to $3,449,885 provided by operating activities for the year ended December 31, 2010. This was mainly due to $1,979,802 of decrease in net income and $1,267,978 of decrease in the change of tax payable

For the year of 2011, cash was mainly used to decrease tax payable of $693,040 and make advances to suppliers of $233,419, decrease accounts payable of $185,689 and increase inventory of $162,295, primarily offset by cash provided from net income of $633,726 and an add-back of $465,110 of depreciation for non-cash expense.

For the year of 2010, cash was mainly used to increase inventory in the amount of $117,899, reduce advances from customers of $477,268. This was primarily offset by cash provided from net income of $ 2,613,528, an increase in tax payable of $574,938, a reduction of other receivable of $308,550 and an add-back of $331,074 of depreciation for non-cash expense.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $1,787,115 for the year ended December 31, 2011, compared to $1,055,410 provided by investing activities for the year ended December 31, 2010. In 2009, the Company directed Changlong Si, our treasurer, to purchase a CITIC trust fund in the amount of $1.5 million on behalf of the Company. This financial product, which is available for purchase by individuals only, had an interest rate of approximately 2.72%, which was higher than the standard bank interest rate. The amount invested was $1.5 million (RMB 10 million) and matured on August 25, 2010. At maturity the investment funds, which included the original $1.5 million plus $0.06 million (RMB 408,000) in interest, were returned to the Company. This is a one-time transaction and will not occur in the future. In addition, in 2010 we used $359,859 to purchase new operating and office equipment and vehicle. In 2011, we used $0.8 million to purchase four vehicles and $0.4 million to renovate one of our buildings for future employee and franchisee’s training purpose.

On August 28, 2011, our subsidiary, Joway Shengshi, and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered into a Cooperative Contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5, 000,000. Joway Hezhi will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 in consideration for 30% of the equity in Joway Hezhi. Pursuant to the Cooperative Contract, Joway Shengshi has the obligation to provide to Joway Hezhi an additional RMB 3,500,000 and land rights to 51 mu of land. Joway Shengshi and Tianjin Hezhi are still negotiating the dates by which Joway Shengshi must fulfill these obligations. We plan on using cash generated by operations to fund these obligation.

Net Cash Used In Financing Activities

Net cash used in financing activities was $493,456 for the year ended December 31, 2011, compared to $493,899 used in financing activities for the year ended December 31, 2010. In 2011, we paid back $493,456 to Jinghe Zhang and Shenyang Joway, compared to $447,124 paid back to Jinghe Zhang and Shenyang Joway for the year of 2010.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2011, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,567,028 has been repaid. During the year of 2011, we repaid $164,964 of these advances. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $70,369. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2011, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2011,we repaid $325,412 of these advances. As of December 31, 2011, the total unpaid principal balance due Shenyang Joway for advances was $288,309. Shenyang Joway ceased operations at the end of 2009.

We have sufficient liquidity to meet our operating cash needs over the next 12 months if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2011	2010
	(Audited)	(Audited)
Building	$5,748,086	$5,245,777
Operating Equipment	374,541	313,118
Office furniture and equipment	323,141	206,821
Vehicles	1,081,492	250,888

Total	7,527,260	6,016,604
Less:accumulated depreciation	(956,106)	(496,893)

Property, plant and equipment, net	$6,571,154	$5,519,711

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $465,110 and $331,074, respectively.

In March 2010, the Company completed construction on five buildings in its manufacturing and logistics center, and $2.6 million was converted from Construction in Progress to property, plant and equipment.

In 2009, the Company leased a floor of offices in the Nankai District of Tianjin as its headquarters for five years beginning in November 2009. In October 2010, the Company terminated its lease of these offices and moved its headquarters to Baodi Economic Development Zone of Tianjin.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2011 and 2010, the Company had allocated $17,448 and $286,816, respectively.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2011 and 2010 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting—Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

The specific material weakness identified by the Company’s management as of December 31, 2011 is described as follows:

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

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jinghe Zhang	46	President, Chief Executive Officer, and Director	2010
Socorro Quintero	60	Director	2011
Shepherd G. Pryor IV	65	Director	2011

The following is a summary of the biographical information of our directors:

JINGHE ZHANG, age 46, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

DR. SOCORRO QUINTERO, age 60, was appointed to the Company’s Board of Directors on February 22, 2011. Ms. Quintero has been a member of the faculty of Oklahoma City University since 1993 and is currently an Associate Professor of Finance. In 2007 and 2009, she was the Managing Director for the Corporate Directors Institute for the Meinders School of Business, at Oklahoma City University. As Managing Director for the Corporate Directors Institute, she has extensive knowledge and understanding of corporate governance rules applicable to U.S. listed companies and has served as an independent director and Audit Committee chairperson for Tiens Biotech Group (AMEX:TBV), a US AMEX listed company for 8 years. Ms. Quintero is the author of a number of academic financial research papers and numerous published talks on the topics of firm valuation, executive compensation, and the effects of regulations on asset pricing. Her finance expertise also extends to investments and strategies, risk management and the understanding and valuation of tradable financial innovations and contracts such as options. Prior to joining Oklahoma City University in 1993, she was a member of the Finance faculty at the University of South Florida. Prior to her career in Finance, she worked for a number of years in engineering and operations management for Abbott Laboratories and Levi Strauss & Co. Dr. Quintero has a M.S. in Industrial and Systems Engineering from Georgia Institute of Technology, Atlanta and a Bachelor of Science in Physics from the University of the Philippines. Ms. Quintero obtained her Ph.D. in Finance from the University of Texas at Austin in 1989.

SHEPHERD G. PRYOR IV, age 65, was appointed to the Company’s Board of Directors on February 22, 2011. Mr. Pryor has been providing management consulting services as an independent management consultant for a broad spectrum of clients ranging from major financial institutions, fortune 500 companies and law firms. In 2011, Mr. Pryor has completed the requisite requirements to achieve the highest level of NACD director credentials and is now a 2011 NACD Board Leadership Fellow. Since 1991 to present, Mr. Pryor, through Board Resources, a division of Team Work Technologies, has been providing consulting services to Boards of Directors and CEOs, devising and implementing corporate governance and strategic solutions. Mr. Pryor currently serves as non- executive Chairman of the Board of Ulteig Engineers, Inc, (private) an engineering professional services firm, Chairman of the audit committee and director of Taylor Capital Group (NASD), a bank holding company, and Chairman of the Special Committee and director of Hartford Computer Group (private). Prior to working as an independent management consultant, Mr. Pryor worked for Lobue Associates, Inc., in Green Valley, Nevada, as a senior consultant and product manager, where he developed and marketed new products related to credit-oriented services provided to banks worldwide. In 1991, he worked as a Senior Vice President, Deputy Group Head for Well Fargo Bank, N.A., San Francisco, CA. From 1977 to 1990, he worked as Vice President or Assistant Vice President at the Wells Fargo Corporate Service, Inc. in Chicago, IL in business developing and management capacities. From 1971 to 1977, he worked for The First National Bank of Chicago in Chicago, IL at the practice area of corporate lending. Mr. Pryor holds a MBA degree from University of Chicago and an A.B. in Economics from Princeton University.

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

Code of Ethics

On December 31, 2009, our sole director approved a Code of Ethics which is applicable to our Financial Executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Huang Yuan (No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

Our board of directors has overall responsibility for risk oversight. On February 22, 2011, the Board appointed two new members to the Board, Ms. Socorro Quintero and Mr. Shepherd G. Pryor IV. The Board of Directors has determined that each of the directors other than Mr. Zhang is an independent director within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect. In addition, on March 15, 2011 the Board established the Audit Committee of the Board and appointed the two independent board members to serve as members of the Audit Committee. The Board has determined that each of Ms. Quintero and Mr. Pryor is an “audit committee financial expert” as defined by SEC rules, as currently in effect. We do not have compensation or nominating committees, therefore, the Board will, for the time being, function in these capacities.

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

	High level of Financial literacy	Diversity of race, ethnicity, gender, age, cultural background or professional experience	Extensive Knowledge of the Company’s business	Marketing/Marketing Related technology experience	Governmental, Political or Diplomatic expertise
Jinghe Zhang		X	X	X	X
Socorro Quintero	X	X	X		X
Shepherd G. Pryor IV	X	X	X	X	X

We will strive to identify and appoint more directors to the board that possess the qualifications and qualities that will fulfill our current needs and business priorities.

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	46	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	40	Chief Financial Officer, Joway Shengshi
Jingyun Chen	47	General Manager, Joway Technology and Joway Decoration
Yanli Feng	39	General Manager, Shengtang Trading

JINGHE ZHANG, age 46, is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 40, has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his masters degree and bachelors degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

JINGYUN CHEN, age 47, has served as the General Manager of Joway Technology and Joway Decoration since 2003. From 2000 to 2003, Jingyun Chen served as a manager of Tianjin Tianshi Group(Branch), and from 1991 to 2000 served as a manager of Yuandong Bicycle Limited as well as the president of a branch factory of the Tianjin Feige Group. Jingyun Chen graduated from Tianjin City Management Executives Institution in 1986.

YANLI FENG, age 39, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2011 and 2010. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2010 or 2011.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang President, Chief Executive Officer	2011	$67,463	(1)	—	—	—	—	—	—	$67,463
	2010	$12,840	(2)	—	—	—	—	—	—	$12,840

(1)	The amount of $67,463 in the table above represents the compensation received by Mr. Zhang for the entire year of 2011, and includes $54,491 received in his capacity as the General Manager of Joway Shengshi. From January 1, 2010 to February 28, 2011, Mr. Zhang received a monthly salary of RMB 7,000 (approximately $1,081 translated at the exchange rate of 1 USD=6.47351 RMB). On March 1, 2011, Mr. Zhang’s salary as General Manager of Joway Shengshi was increased to RMB 38,000 per month with 80% of that figure in the first three months.
(2)	On September 28, 2010, Jinghe Zhang was appointed as our President and Chief Executive Officer for a term of three years at a monthly salary of RMB 7,000 (approximately $1,070 assuming an exchange rate of 1 USD=6.54 RMB). The amount of $12,840 in the table above includes $9,630 received by Mr. Zhang in his capacity as the General Manager of Joway Shengshi.

Employment Agreements with Executive Management

On September 28, 2010, we entered into an employment agreement with each of Jinghe Zhang and Yuan Huang. Under their respective agreements, Jinghe Zhang is employed as our President and Chief Executive Officer for a term of three years at a monthly salary of RMB 7,000 (approximately $1,070), and Yuan Huang is employed as our Chief Financial Officer, Secretary and Treasurer for a term of three years and a monthly salary of RMB 5,000 (approximately $746.27). Pursuant to these agreements, neither party may terminate the employment agreement without cause.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2011, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2011.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Socorro Quintero(1)	$38,000	$15,000	—	—	—	—	$53,000
Shepherd G. Pryor IV(2)	$30,000	$12,000	—	—	—	—	$42,000

(1)	At December 31, 2011, the aggregate number of stock awards outstanding for Ms. Quintero was 10,000 shares of common stock.
(2)	At December 31, 2011, the aggregate number of stock awards outstanding for Mr. Pryor was 8,000 shares of common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 2 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class

Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.88%

Directors and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
Jingyun Chen	32,000	*
Yanli Feng	24,000	*
Socorro Quintero	20,000	*
Shepherd G. Pryor IV	16,000	*
All directors and executive officers (6 persons)	17,530,000	87.49%

*	Under 1% of the issued and outstanding shares as of March 26, 2012.
(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 26, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 26, 2012 (20,000,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang will become the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe over the next three years.
(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe. In addition, Mr. Zhang has entered into a Call Option Agreement with Mr. Liu, the sole shareholder of Crystal Globe, pursuant to which Mr. Zhang has the right to purchase up to 99% of the shares of Crystal Globe (“the Option”); thirty-four percent (34%) of the Option vested on April 2, 2011, and 33% of the Option vests on April 2, 2012 and April 2, 2013, respectively.
(4)	Includes grants made to the independent directors in 2011 and 2012.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2011 and 2010, and in which any of the following persons had or will have a direct or indirect material interest.

•	Any director or executive officer;

•

Any immediate family member of a director or executive officer, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer; and

•	any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

•	any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s voting securities; or

•

Any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder, and any person (other than a tenant or employee) sharing the household of such security holder.

VIE Agreements

On September 16, 2010, Dynamic Elite through its wholly-owned subsidiary Junhe Consulting entered into a series of agreements with Joway Shengshi and its shareholders (the “VIE Agreements”). On September 16, 2010, the date of the VIE Agreements, Zhang Jinghe was the controlling shareholder of Joway Shengshi and the executive director of Junhe Consulting. As a result, Joway Shengshi and Junhe Consulting were under the common control of Zhang Jinghe who signed the following agreements on behalf of both parties:

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

Joway Shengshi is subject to a number of covenants typical for this type of transaction, including the obligation to provide monthly, quarterly and annual reports, and other information requested by Junhe Consulting. In addition, Joway Shengshi is subject to a number of negative covenants, including the agreement that it will not (i) issue, purchase or redeem any equity or debt, or equity or debt securities; (ii) create, incur, assume or suffer to exist any liens upon any of its property or assets (except certain enumerated liens); (iii) wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or sale of all or substantially all of its assets; (iv) declare or pay any dividends; (v) incur, assume or suffer to exist any indebtedness, (other than certain enumerated exceptions); (vi) lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except receivables in the ordinary course of business; (vii) enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any of its affiliates or related parties, other than on terms and conditions substantially as favorable to Joway Shengshi as would be obtainable in a comparable arm’s-length transaction; (viii) make any expenditure for fixed or capital assets (including, without limitation, expenditures for maintenance and repairs which are capitalized in accordance with generally accepted accounting principles in the PRC and capitalized lease obligations) during any quarterly period which exceeds the aggregate the amount contained in the budget; (ix) amend or modify or change its Articles of Association or business license, or any agreement entered into by it, with respect to its capital stock, or enter into any new agreement with respect to its capital stock; or (x) engage (directly or indirectly) in any business other than those types of business prescribed within the business scope of its business license.

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

Operating Agreement

Under the Operating Agreement, Junhe Consulting agreed to guarantee Joway Shengshi’s performance of contracts, agreements or transactions with third parties in consideration for the pledge by Joway Shengshi to Junhe Consulting of all of Joway Shengshi’s assets. In addition, Joway Shengshi and its shareholders agreed that Joway Shengshi would not, without the prior written consent of Junhe Consulting, enter into any transactions which may materially affect the assets, obligations, rights or the operations of Joway Shengshi (excluding transactions entered into in the ordinary course of business and the lien obtained by relevant counter parties due to such agreements), including transactions involving (i) the borrowing of money or assumption of any debt; (ii) the sale or purchase from any third party any asset or right, including, but not limited to, any intellectual property rights; (iii) the provision of any guarantees to any third parties using its assets or intellectual property rights; or (iv) the assignment of any business agreements to any third party. Joway Shengshi and its shareholders also agreed to appoint to Joway Shengshi’s board of directors, and Joway Shengshi’s General Manager, Chief Financial Officer, and other senior officers those persons recommended or selected by Junhe Consulting.

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

Call Option Agreement

As part of the reorganization of Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Zhang and Mr. Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of G2 Ventures, Inc. and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in G2 Ventures held by Crystal Globe pursuant to this Call Option Agreement.

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

•

On May 7, 2007, the Company’s subsidiary Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”) (formerly known as Tianjin Joway Textile Co., Ltd) entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Shenyang Joway Electronic Technology Co., Ltd. (“Joway Technology”) (formerly known as Liaoning Joway Technology Engineering Co., Ltd.) and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2011, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During fiscal 2010 and 2011, the Company repaid $80,737 and $325,412 of these advances, respectively. As of December 31, 2011, the total unpaid principal balance due Shenyang Joway for advances was $288,309. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,567,028 has been repaid. In 2010 and 2011, Joway Shengshi was advanced $0 by Jinghe Zhang, respectively. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $70,369.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

Other Related Party Transactions

On February 20, 2009, Joway Shengshi entered into an entrust agreement with its cashier (treasurer) Changlong Si. Pursuant to the entrust agreement, Changlong Si was to receive RMB 10 million (approximately $1,465,620) from Joway Shengshi to be used to purchase a CITIC (China International Trust and Investment Company) trust investment product on behalf of Joway Shengshi under his own name. No compensation was paid to Mr. Changlong Si in connection with the CITIC investment. The Company purchased this investment product under the name of an individual instead of the Company itself because this investment product is available for purchase by individuals only and has a higher interest rate than the standard bank interest rate. The total amount of RMB 10 million was invested from February 25, 2009 to August 25, 2010. The CITIC trust investment matured in August 2010 and the Company, through Joway Shengshi, received the cash proceeds consisting of principal of RMB 10 million and interest of RMB 408,000in August 2010. Therefore, this investment is no longer in existence.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

We incurred aggregate fees and expenses of $120,000 for 2011 from SHERB & CO., LLP, primarily for work completed for our quarterly reviews and annual audits.

Audit-Related Expenses

Audit-related expenses for 2011 and 2010 were $3,917 and $2,053, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for the 2011 and 2010 fiscal years.

All Other Fees

We incurred other fees of $0 and $130,000 for 2011 and 2010, respectively. Fees incurred for the 2010 fiscal year were primarily for the audit performed with respect to our Share Exchange.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2011. All of the services provided and fees charged by our independent registered accounting firms in 2011 were approved by the board of directors.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd.*

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 16, 2010.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

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

/s/ JINGHE ZHANG Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	March 30, 2012

/s/ YUAN HUANG Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ SOCORRO QUINTERO Socorro Quintero	Director	March 30, 2012

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 30, 2012

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

Joway Health Industries Group Inc.

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joway Health Industries Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co. LLP

New York, New York

March 23, 2012

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$3,372,189	$5,281,420
Accounts receivable, net	38,053	9,638
Other receivables	46,970	81,162
Inventories	873,999	711,704
Advances to suppliers	377,028	143,609
Prepaid tax	185,763	—
Prepaid expense	3,591	33,884

Total current assets	4,897,593	6,261,417

PROPERTY, PLANT AND EQUIPMENT, net	6,571,154	5,519,711

OTHER ASSETS:
Long-term Investment	235,675	—
Intangible assets, net	622,321	615,607
Long-term prepaid expenses	203,391	207,621

Total other assets	1,061,387	823,228

Total assets	$12,530,134	$12,604,356

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,727	$305,416
Advances from customers	13,172	1,422
Taxes payable	—	519,726
Other payables	65,697	50,810
Due to related parties	358,678	852,134

Total current liabilities	557,274	1,729,508

COMMITMENTS	—	—

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,018,000 and 20,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	20,018	20,000
Additional paid-in-capital	7,343,161	7,316,179
Statutory reserves	354,052	336,604
Retained earnings	3,388,766	2,772,488
Accumulated other comprehensive income	866,863	429,577

Total stockholders' equity	11,972,860	10,874,848

Total liabilities and stockholders' equity	$12,530,134	$12,604,356

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010
REVENUES	$4,384,284	$7,512,719
COST OF REVENUES	1,067,461	1,885,667

GROSS PROFIT	3,316,823	5,627,052

Selling expenses	840,612	752,551
General and administrative expenses	2,065,590	1,755,272

OPERATING EXPENSES	2,906,202	2,507,823

INCOME FROM OPERATIONS	410,621	3,119,229

Interest income	6,370	4,242
Other income	400,517	65,486
Other expenses	(12,681)	(67,465)

OTHER INCOME, NET	394,206	2,263

INCOME BEFORE INCOME TAXES	804,827	3,121,492
INCOME TAXES	171,101	507,964

NET INCOME	633,726	2,613,528
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	437,286	334,305

COMPREHENSIVE INCOME	$1,071,012	$2,947,833

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	0.03	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,018,000	18,886,570

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					other	Total
	Number	Common	Additional	Statutory	Retained	comprehensive	stockholder’s
	of shares	stock	paid-in capital	reserves	earnings	income	equity
BALANCE, December 31, 2009	18,515,426	$18,515	$7,254,439	$49,788	$445,776	$95,272	$7,863,790

Net Income	—	—	—	—	2,613,528	—	2,613,528
Appropriation to statutory reserves	—	—	—	286,816	(286,816)	—	—
Capital distribution			(46,775)				(46,775)
Stock-based compensation to employees	—	—	110,000	—	—	—	110,000
Share exchange	1,484,574	1,485	(1,485)	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	334,305	334,305

BALANCE, December 31, 2010	20,000,000	20,000	7,316,179	336,604	2,772,488	429,577	10,874,848

Net Income	—	—	—	—	633,726	—	633,726
Appropriation to statutory reserves	—	—	—	17,448	(17,448)	—	—
Stock-based compensation to Independent Directors	18,000	18	26,982	—	—	—	27,000
Foreign currency translation gain	—	—	—	—	—	437,286	437,286

BALANCE, December 31, 2011	20,018,000	$20,018	$7,343,161	$354,052	$3,388,766	$866,863	$11,972,860

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$633,726	$2,613,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	465,110	331,074
Amortization	18,865	15,336
Loss on sale of assets	13,538	2,651
Share-based compensation	27,000	110,000
Changes in operating assets and liabilities:
Accounts receivable, trade	(28,415)	47,894
Other receivables	34,192	308,550
Inventories	(162,295)	(117,899)
Advances to suppliers	(233,419)	49,124
Prepaid Expense	30,293	(33,884)
Accounts payable	(185,689)	(16,592)
Advances from customers	11,750	(477,268)
Other payable	(8,522)	20,152
Salary and welfare payable	10,960	35,018
Taxes payable	(693,040)	574,938
Accrued expenses	—	(12,737)

Net cash provided by (used in) operating activities	(65,946)	3,449,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,530,172)	(359,859)
Proceeds from sale of equipment	4,311	2,571.00
Long-term investment	(235,675)	1,462,587
Purchase of intangible assets	(25,579)	(49,889)

Net cash provided by (used in) investing activities	(1,787,115)	1,055,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distribution	—	(46,775)
Due to related parties	(493,456)	(447,124)

Net cash used in financing activities	(493,456)	(493,899)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	437,286	334,305

NET INCREASE (DECREASE) IN CASH	(1,909,231)	4,345,701

CASH, beginning of year	5,281,420	935,719

CASH, end of year	$3,372,189	$5,281,420

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$537,879	$396,679
Interest paid	$—	$—

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

Tianjin Joway Decoration Engineering Co., Ltd. (referred to herein as “Joway Decoration”) was incorporated on April 22, 2009 in PRC. It engages in the distribution of Tourmaline Activated Water Machines, Tourmaline Wellness Room for family use and Tourmaline Wellness House materials. Prior to July 9, 2010, Joway Shengshi owned 90% of Joway Decoration. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Decoration on July 9, 2010 to acquire the remaining 10% of the shares of Joway Decoration. As a result of the share acquisition, Joway Decoration became a wholly-owned subsidiary of Joway Shengshi. Jingyun Chen is currently the General Manager of Joway Decoration.

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

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,036	86.88% owned by Crystal Globe Limited 13.12% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of tourmaline products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House

Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine, Tourmaline Wellness Room for family use and Tourmaline Wellness House materials

Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

	December 31,
	2011	2010
Year ended RMB: USD Exchange rate	6.3647	6.6118
Average yearly RMB: USD Exchange rate	6.47351	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2011 and 2010 foreign currency translation adjustments of $437,286 and $334,305, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company, when necessary, maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2011 and December 31, 2010, respectively, the Company has no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2011 and December 31, 2010, respectively, the Company had no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $377,028 and $143,609 as of December 31, 2011 and 2010, respectively.

Investments

Investment in which the Company has a 20% to 50% interest is accounted for by the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s income or loss.

Investment in which the Company has less than a 20% interest is accounted for by the cost method. Under the cost method, investments are carried at cost and income is recorded when dividends are received from those investees.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2011 and 2010.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $37,397 and $46,855 for the years ended December 31, 2011 and 2010, respectively.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2011	2010
Accounts receivable	$38,053	$9,638
Less: Allowance for bad debt	—	—

Accounts receivable	$38,053	$9,638

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$293,807	$100,706
Packages	6,215	11,406
Finished goods	535,736	557,251
Goods shipped in transit	—	21,891
Low value consumables	38,241	20,450

Total	$873,999	$711,704

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
Building	$5,748,086	$5,245,777
Operating Equipment	374,541	313,118
Office furniture and equipment	323,141	206,821
Vehicles	1,081,492	250,888

Total	7,527,260	6,016,604
Less:accumulated depreciation	(956,106)	(496,893)

Property, plant and equipment, net	$6,571,154	$5,519,711

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $465,110 and $331,074, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2011	2010
Land use rights	$648,586	$624,347
Other intangible assets	35,849	34,509

Total	684,435	658,856
Less : accumulated amortization	(62,114)	(43,249)

Intangible assets, net	$622,321	$615,607

Amortization expense of intangible assets for the years ended December 31, 2011 and 2010 was $18,865 and $15,336, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2012	$16,557
2013	$16,557
2014	$16,557
2015	$16,557
2016	$16,557
Thereafter	$539,538

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consists of the following:

	December 31,
	2011	2010
Shenyang Joway Industrial Development Co., Ltd.	$288,309	$613,721
Jinghe Zhang	70,369	235,336
Jingyun Chen	—	3,077

Total	$358,678	$852,134

Transactions with Shenyang Joway

Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

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

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2011, the Company repaid $325,412 of these advances. As of December 31, 2011, the total unpaid principal balance due Shenyang Joway for advances was $288,309. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2011, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,567,028 has been repaid. In 2010 and 2011, Joway Shengshi was advanced $0 by Jinghe Zhang. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $70,369.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2011, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

Note 8 – INCOME TAXES

The Company’s operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Joway Decoration, as a wholesale and retail enterprise, is taxed based on a formula that applies the statutory income tax rate to 5% of revenue in 2011 (4% in 2010) pursuant to “Measures for Verification Collection of Enterprise Income Tax” issued by the PRC State Administration of Taxation.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2011	2010
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(16%)	(7%)
Tax adjustment from China tax authority for 2010 income tax (2)	6%	0
Tax adjustment for business entertainment expenses (3)	3%	0
Effective rate	18%	18%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue (4% for 2010).
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority. As a result, the Company’s taxable income was increased for the 2010 taxable year and the Company paid additional income tax of $61,653.
(3)	Pursuant to the People’s Republic of China Enterprise Income Tax Law, for business entertainment expenses, only 60% of the incurred amount shall be deductible but the deduction shall not exceed 0.5% of the sales of that year.

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the year ended December 31, 2011 and 2010, the Company had allocated $17,448 and $286,816, respectively.

Note 10 – OTHER INCOME

Other income primarily consists of subsidies from the Tianjin Baodi District Management Committee and short-term investment income.

Joway Shengshi and Joway Decoration are located in Tianjin Baodi District. Pursuant to a series of investment encouragement policies issued by the Tianjin Baodi government in January 2011, Joway Shengshi and Joway Decoration were awarded a total of RMB 2,307,012 (~ US $356,377) by the Tianjin Baodi District Management Committee for the contribution on tax revenue for the year of 2009 and 2010 in Tianjin Baodi District.

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

For the year ended December 31, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$2,257,497	$389,539	$1,867,958	$371,535	$249,202	$314,564
Daily Healthcare and Personal Care Series	767,095	222,872	544,223	35,740	84,679	184,874
Wellness House and Activated Water Machine Series	1,359,692	455,050	904,642	3,346	150,095	650,245

Segment Totals	$4,384,284	$1,067,461	$3,316,823	410,621	$483,975	1,149,683

Other Income, net				394,206
Income Tax				171,101

Unallocated Assets						11,380,451

Net Income				$633,726

Total Assets						$12,530,134

For the year ended December 31, 2010

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$3,887,284	$764,470	$3,122,814	$1,441,849	$179,242	$291,548
Daily Healthcare and Personal Care Series	1,282,027	318,655	963,372	408,990	59,114	188,874
Wellness House Activated Water Machine Series	2,343,408	802,542	1,540,866	1,268,390	108,054	332,415

Segment Totals	$7,512,719	$1,885,667	$5,627,052	3,119,229	$346,410	812,837

Other Income, net				2,263
Income Tax				507,964

Unallocated Assets						11,791,519

Net Income				$2,613,528

Total Assets						$12,604,356

Note 12 —FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2011	2010
Sales to franchise customers	$4,053,478	$6,899,223
Sales to non-franchise customers	330,806	613,496

Total sales	$4,384,284	$7,512,719

Change in franchise outlets:

Number of franchise outlets open at beginning of period	244	175
Number of franchise outlets opened during the period	50	93
Number of franchise outlets closed during the period	(47)	(24)

Number of franchise outlets open at the end of the period	247	244

Note 13 – INVESTMENT

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5, 000,000. It engages in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. As of the date of report, Joway Hezhi is in the early preparatory period and has no operations.