Form 10-Q
period 2012-03-31
Joway Health Industries Group Inc
filed 2012-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Issuer’s Common Stock as of May 11, 2012 was 20,036,000 shares.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$3,230,724	$3,372,189
Accounts receivable	11,331	38,053
Other receivables	129,196	46,970
Inventories	1,121,126	873,999
Advances to suppliers	436,338	377,028
Prepaid taxs	186,729	185,763
Prepaid expense	53,026	3,591

Total current assets	5,168,470	4,897,593

PROPERTY, PLANT AND EQUIPMENT, net	6,567,408	6,571,154

OTHER ASSETS:
Long-term investment	237,165	235,675
Intangible assets, net	621,934	622,321
Long-term prepaid expenses	201,480	203,391

Total other assets	1,060,579	1,061,387

Total assets	$12,796,457	$12,530,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$257,192	$119,727
Advances from customers	20,134	13,172
Taxes payable	31,366	—
Other payables	75,894	65,697
Due to related parties	337,035	358,678

Total current liabilities	721,621	557,274

COMMITMENTS

STOCKHOLDERS’ EQUITY:

Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding

Common stock - par value $0.001; 200,000,000 shares authorized; 20,036,000 and 20,018,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	20,036	20,018
Additional paid-in-capital	7,361,143	7,343,161
Statutory reserves	354,052	354,052
Retained earnings	3,396,280	3,388,766
Accumulated other comprehensive income	943,325	866,863

Total stockholders’ equity	12,074,836	11,972,860

Total liabilities and stockholders’ equity	$12,796,457	$12,530,134

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
REVENUES	$790,632	$1,699,038

COST OF REVENUES	195,381	355,406

GROSS PROFIT	595,251	1,343,632

Selling expenses	172,511	144,309
General and administrative expenses	421,787	561,435

OPERATING EXPENSES	594,298	705,744

INCOME FROM OPERATIONS	953	637,888

Interest income	1,318	1,616
Other income	8,739	361,268
Other expenses	(48)	(666)

OTHER INCOME, NET	10,009	362,218

INCOME BEFORE INCOME TAXES	10,962	1,000,106

INCOME TAXES	3,448	222,376

NET INCOME	7,514	777,730

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	76,462	71,707

COMPREHENSIVE INCOME	$83,976	$849,437

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,027,297	20,000,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,514	$777,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	131,474	98,799
Amortization	4,716	4,437
Stock-based compensation	18,000	0
Changes in operating assets and liabilities:
Accounts receivable, trade	26,722	125
Other receivables	(82,226)	44,376
Inventories	(247,127)	123,896
Advances to suppliers	(59,310)	(37,709)
Prepaid expense	(47,524)	16,529
Accounts payable	137,465	20,878
Advances from customers	6,962	(1,422)
Other payable	(390)	(4,168)
Salary and welfare payable	10,587	8,892
Taxes payable	30,400	(124,979)

Net cash provided by (used in) operating activities	(62,737)	927,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(127,728)	(658,929)

Net cash used in investing activities	(127,728)	(658,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(21,643)	(157,682)

Net cash used in financing activities	(21,643)	(157,682)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70,643	67,525

NET INCREASE (DECREASE) IN CASH	(141,465)	178,298

CASH, beginning of period	3,372,189	5,281,420

CASH, end of period	$3,230,724	$5,459,718

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$7,171	$218,380
Interest paid	$—	$—

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

The following table lists the Company and its subsidiaries:

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

On September 16, 2010, prior to the share exchange, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered into between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2011 which was filed on March 30, 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

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

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain in full the economic benefits. Accordingly, the non-controlling interests have no economic interest in the VIEs.

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

	For the three months ended March 31,		For the year ended December 31,
	2012	2011	2011
Period ended RMB: USD Exchange rate	6.3247	6.5701	6.3647
Average RMB: USD Exchange rate	6.32012	6.5894	6.47351

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2012 and 2011 foreign currency translation adjustments of $76,462 and $71,707, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2012 and December 31, 2011, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2012 and December 31, 2011, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $436,338 and $377,028 as of March 31, 2012 and December 31, 2011, respectively.

Investments

Investments in which the Company has a 20% to 50% interest are accounted for by the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s income or loss.

Investments in which the Company has less than a 20% interest are accounted for by the cost method. Under the cost method, investments are carried at cost and income is recorded when dividends are received from those investments.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2012 and 2011.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $8,178 and $12,036 for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

The Company is governed by the Income Tax Law and associated legislations of the PRC. The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

As of March 31, 2012 and 2011, the Company had no deferred tax assets or liabilities.

Subsequent Events

The Company evaluates subsequent events for purposes of recognition or disclosure through the date that the financial statements are issued.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of this standard did not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends the current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$11,331	$38,053
Less: Allowance for bad debt	—	—

Accounts receivable	$11,331	$38,053

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$326,997	$293,807
Packages	13,986	6,215
Finished goods	741,660	535,736
Low value consumables	38,483	38,241

Total	$1,121,126	$873,999

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
Building	$5,863,494	$5,748,086
Operating Equipment	377,123	374,541
Office furniture and equipment	326,039	323,141
Vehicles	1,088,332	1,081,492

Total	7,654,988	7,527,260
Less: accumulated depreciation	(1,087,580)	(956,106)

Property, plant and equipment, net	$6,567,408	$6,571,154

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $131,474 and $98,799, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011
Land use rights	$652,689	$648,586
Other intangible assets	36,075	35,849

Total	688,764	684,435
Less: accumulated amortization	(66,830)	(62,114)

Intangible assets, net	$621,934	$622,321

Amortization expense of intangible assets for the three months ended March 31, 2012 and 2011 was $4,716 and $4,437, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2012	$16,557
2013	$16,557
2014	$16,557
2015	$16,557
2016	$16,557
Thereafter	$539,536

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2012	2011
Shenyang Joway Industrial Development Co., Ltd.	$279,338	$288,309
Jinghe Zhang	57,697	70,369

Total	$337,035	$358,678

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

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the first quarter of 2012, the Company repaid $8,971 of these advances. As of March 31, 2012, the total unpaid principal balance due Shenyang Joway for advances was $279,338. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,579,700 has been repaid. In 2010 and 2011, Joway Shengshi was advanced $0 by Jinghe Zhang. As of March 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $57,697.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of March 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

NOTE 8 – INCOME TAXES

The Company operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue in 2011 pursuant to “Measures for Verification Collection of Enterprise Income Tax” issued by the PRC State Administration of Taxation.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2012	2011
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(13%)	(3%)
Effect of losses in non-PRC entities not deductible for Chinese tax purposes	19%	0
Effective rate	31%	22%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue.

As of March 31, 2012 and 2011, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2012, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – OTHER INCOME

Other income mainly consists of subsidy income from Tianjin Baodi District Management Committee and short-term investment income.

Joway Shengshi and Joway Decoration are located in Tianjin Baodi District. Pursuant to a series of investment encouragement policies issued by the Tianjin Baodi government, in January 2011 Joway Shengshi and Joway Decoration were awarded by Tianjin Baodi District Management Committee a total of RMB 2,307,012 (~ US $350,110) for the contribution to tax revenue for the years 2009 and 2010 in Tianjin Baodi District.

NOTE 11 – SEGMENTS

In 2012 and 2011, the Company operated in three reportable business segments – (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2012

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$349,918	$74,981	$274,937	$11,912	$60,275	$316,358

Daily Healthcare and Personal Care Series	148,436	40,307	108,129	(3,446)	25,569	222,332

Wellness House and Activated Water Machine Series	292,278	80,093	212,185	(7,513)	50,346	849,959

Segment Totals	$790,632	$195,381	$595,251	953	$136,190	1,388,649

Other Income (Expense), net				10,009

Income Tax				3,448

Unallocated Assets						11,407,808

Net Income				$7,514

Total Assets						$12,796,457

For the three months ended March 31, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets

Healthcare Knitgoods Series	$1,105,617	$202,519	$903,098	$393,117	$67,178	$152,261

Daily Healthcare and Personal Care Series	315,785	68,393	247,392	101,730	19,188	202,003

Wellness House Activated Water Machine Series	277,636	84,494	193,142	143,041	16,870	304,370

Segment Totals	$1,699,038	$355,406	$1,343,632	637,888	$103,236	658,634

Other Income (Expense), net				362,218

Income Tax				222,376

Unallocated Assets						12,536,678

Net Income				$777,730

Total Assets						$13,195,312

NOTE 12 – FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2012	2011
Sales to franchise customers	$737,399	$1,612,988
Sales to non-franchise customers	53,233	86,050

Total sales	$790,632	$1,699,038

NOTE 13 – INVESTMENT

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5,000,000. It will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. As of the date of this Report, Joway Hezhi is in the early preparatory period and has no operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Description of Selected Income Statement Items

Revenues. We generate revenue from sales of our Healthcare Knit goods Series, Daily Healthcare and Personal Care Series and Wellness House and Activated Water Machine Series.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2012	2011
REVENUES	$790,632	$1,699,038
COST OF REVENUES	195,381	355,406

GROSS PROFIT	595,251	1,343,632
OPERATING EXPENSES	594,298	705,744

INCOME FROM OPERATIONS	953	637,888
OTHER (EXPENSE) INCOME, NET	10,009	362,218

INCOME BEFORE INCOME TAXES	10,962	1,000,106
INCOME TAXES	3,448	222,376

NET INCOME	$7,514	$777,730

Business Segments

In 2012 and 2011, we operated in three reportable business segments – (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2012

	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617
	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$349,918	44.3%	$148,436	18.8%	$292,278	37.0%	$790,632
COST OF REVENUES	74,981	38.4%	40,307	20.6%	80,093	41.0%	195,381

GROSS PROFIT	274,937	46.2%	108,129	18.2%	212,185	35.6%	595,251
GROSS MARGIN	78.6%		72.8%		72.6%		75.3%
OPERATING EXPENSES	263,025	44.3%	111,575	18.8%	219,698	37.0%	594,298

INCOME FROM OPERATIONS	$11,912	1249.9%	$(3,446)	-361.6%	$(7,513)	-788.4%	$953

For the three months ended March 31, 2011

	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617	$1,105,617
	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,105,617	65.1%	$315,785	18.6%	$277,636	16.3%	$1,699,038
COST OF REVENUES	202,519	57.0%	68,393	19.2%	84,494	23.8%	355,406

GROSS PROFIT	903,098	67.2%	247,392	18.4%	193,142	14.4%	1,343,632
GROSS MARGIN	81.7%		78.3%		69.6%		79.1%
OPERATING EXPENSES	509,981	72.3%	145,662	20.6%	50,101	7.1%	705,744

INCOME FROM OPERATIONS	$393,117	61.6%	$101,730	15.9%	$143,041	22.4%	$637,888

For The Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenue. Revenue was $790,632 compared to $1,699,038 for the three months ended March 31, 2011 (the “Prior Period”), a decrease of $908,406 or 53.5%. This decrease was mainly attributable to a decrease in revenue from healthcare knit goods segment. Our main products are mostly durable consumables, including mattress products the useful life of which is typically three or more years. In 2010 most of our franchisees were new customers and had high initial demand for our main products. Our franchisees’ demand for our products may have been affected because of the large amount of our main products they purchased in 2010. Aimed at this situation, we are developing more fast consumables. For instance, we introduced a line of cosmetics and edible health products in December 2011. In addition, we strengthened the enforcement of the terms of our franchise agreements and policies in 2011 after focusing mostly on increasing franchise stores in 2010. As a result, the number of our franchisees increased more slowly in 2011. According to the National Bureau of Statistics, China’s gross domestic product increase by 8.1% and 9.7% for the three months ended March 31, 2012 and 2011, respectively. The slowdown in the economy of China has also affected the purchases of our products in general.

Revenue from the healthcare knit goods segment decreased by $755,699, or 68.4% to $349,918 from $1,105,617 for the Prior Period. This was mainly due to the decrease in sales of our mattress products. The sale of our mattress products decreased by 75%, from $0.8 million for the Prior Period to $0.2 million. Our mattress products are durable consumables, and our revenues may have been impacted by the large orders of this product from our franchisees in 2010.

Revenue from daily healthcare and personal care products decreased by $167,349 or 53%, to $148,436 from $315,785 for the Prior Period. This was mainly due to a $0.1 million of decrease in sales of our scarf products. At the end of 2011, we introduced a line of cosmetics and edible health products to develop our fast consumable products. Our cosmetics and newly introduced edible health products contributed a $0.02 million of revenue.

Revenue from wellness houses and activated water machines increased by $14,642 or 5.3%, from $277,636 for the Prior Period to $292,278. This was primarily due to a $0.4 million of increase in sales of Foot Sauna Bucket, which was newly introduced in February 2011 and became our best-selling product in 2012.

Cost of Goods Sold. Cost of goods sold was $195,381 compared to $355,406 for the Prior Period, a decrease of $160,025 or 45%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the healthcare knit goods segment decreased to $74,981 from $202,519 for the Prior Period, a decrease of $127,538 or 63%. This decrease was mainly due to the decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $40,307 from $68,393 for the Prior Period, a decrease of $28,086 or 41.1%. This decrease was mainly due to a decrease in the cost of our scarf products as a result of the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $80,093 from $84,494 for the Prior Period, a decrease of $4,401 or 5.2%. This decrease was mainly due to the decrease in cost of our activated water machine as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $748,381 or 55.7% to $595,251, compared to $1,343,632 for the Prior Period. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment and daily healthcare and personal care segment. Our gross margin was 75.3%, compared to 79.1% for the Prior Period. This decrease was mainly due to the decrease of gross margin in daily healthcare and personal care segment.

Gross profit of the healthcare knit goods segment decreased by $628,161 or 69.6% to $274,937 compared to $903,098 for the Prior Period. This decrease was mainly due to the decreased sales of our mattress products. The gross margin of our healthcare knit goods segment declined from 81.7% for the Prior Period to 78.6%. This decrease was mainly due to the increase of sales in our products which have lower gross margins.

Gross profit of the daily healthcare and personal care segment decreased by $139,263 or 56.3% to $108,129 compared to $247,392 for the Prior Period. This decrease was primarily due to the decreased sales of our scarf products. The gross margin of our daily healthcare and personal care segment declined from 78.3% for the Prior Period to 72.8%. This decrease was mainly due to the decrease in sales of our scarf products, which have higher gross margins.

Gross profit of the wellness house and activated water machine segment increased by $19,043 or 9.9% to $212,185 compared to $193,142 for the Prior Period. This increase was mainly due to an increase in sales of Foot Sauna Bucket. The gross margin of our wellness house and activated water machine segment increased from 69.6% for the Prior Period to 72.6%. This increase was mainly due to a decline in the purchase costs of our wellness house for family use.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $111,446, or 15.8%, from $705,744 for the Prior Period to $594,298. This decrease was mainly due to a decrease in entertainment expenses and audit and attorney fees. Operating expenses for healthcare knit goods segment decreased by $246,956 or 48.4% to $263,025 from $509,981 for the Prior Period. Operating expenses for daily healthcare and personal care segment decreased by $34,087 or 23.4% to $111,575 from $145,662 for the Prior Period. Operating expenses for our wellness house and activated water machine segment increased by $169,597 or 338.5% to $219,698 from $50,101 for the Prior Period. This increase was due to increased marketing and management expenses in this segment. Beginning in 2011 we have been increasing our marketing and sales efforts on this segment.

Income from operations. As a result of the foregoing, our income from operations was $953 compared to $637,888 for the Prior Period, a decrease of $636,935. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses were $3,448 compared to $222,376 for the Prior Period. This was mainly due to the decrease in income before income tax.

Net income. Our net income was $7,514 compared to $777,730 for the Prior Period. This decrease was mainly due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2012	2011

Sales to franchise customers	$737,399	$1,612,988
Sales to non-franchise customers	53,233	86,050

Total sales	$790,632	$1,699,038

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2012 was $3,372,189 and decreased to $3,230,724 by the end of March 2012, a decrease of $141,465. At March 31, 2012, we had net working capital of $4,446,849, an increase of $106,530 from $4,340,319 at December 31, 2011.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(62,737)	$927,384
Investing activities	(127,728)	(658,929)
Financing activities	$(21,643)	$(157,682)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $62,737 in the current period compared to net cash provided by operating activities of $927,384 for the Prior Period. This change was primarily due to the decrease in net income of $770,216.

In the current period, cash was mainly used to purchase inventory of $247,127, which was primarily offset by cash provided from the increase in account payable of $137,465 and an add-back of $131,474 of depreciation for non-cash expense.

In the Prior Period, cash was mainly used to pay taxes of $124,979, which was primarily offset by cash provided from net income of $777,730, decrease in inventory of $123,896 and an add-back of $98,799 of depreciation for non-cash expense.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $127,728 in the current period compared to $658,929 for the Prior Period. Cash was mostly used to remodel our training building in the amount of $0.08 million. For the Prior Period, we used cash to purchase three vehicles in the amount of $0.6 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $21,643 compared to $157,682 for the Prior Period. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $12,672 and $151,455 of these advances for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $57,697.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $8,971 and $6,247 of these advances for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total unpaid principal balance due Shenyang Joway for advances was $279,338. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2012, the Company had allocated $354,052 to statutory reserves.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of this standard did not materially expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends the current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles – Goodwill and Other – Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Since March 2012, we have been in the process of seeking a professional training institution to carry out our internal control training in order to meet the U.S. GAAP and SEC reporting requirements. We have discussed with some institutions and plan to choose one institution to carry out our internal training starting in June, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2012 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This information has been omitted based on our status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2012, the Board of Directors of the Company amended the Company’s Code of Ethics (the “Code”) to cover the Company’s officers and its senior executives (collectively, the “Covered Officers”). The Code contains general guidelines for conducting the business of the Company. The Covered Officers play an important and elevated role in corporate governance at the Company. Each Covered Officer shall therefore comply with this Code. To the extent this Code requires a higher standard than required by commercial practice or applicable laws, rules or regulations, all Covered Officers adhere to these higher standards. The Company has posted the text of the Code on its internet website at www.jowayhealth.com.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer