Form 10-Q
period 2012-06-30
Joway Health Industries Group Inc
filed 2012-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2012 was 20,036,000 shares.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,595,088	$3,372,189
Accounts receivable	32,124	38,053
Other receivables	62,344	46,970
Inventories	1,462,424	873,999
Advances to suppliers	150,199	377,028
Prepaid taxes	237,529	185,763
Prepaid expense	12,000	3,591

Total current assets	4,551,708	4,897,593

PROPERTY, PLANT AND EQUIPMENT, net	6,453,052	6,571,154

OTHER ASSETS:
Long-term investment	237,353	235,675
Intangible assets, net	618,099	622,321
Long-term prepaid expenses	198,524	203,391

Total other assets	1,053,976	1,061,387

Total assets	$12,058,736	$12,530,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176,585	$119,727
Advances from customers	3,169	13,172
Other payables	76,613	65,697
Due to related parties	210,660	358,678

Total current liabilities	467,027	557,274

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,036,000 and 20,018,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	20,036	20,018
Additional paid-in-capital	7,361,143	7,343,161
Statutory reserves	354,052	354,052
Retained earnings	2,904,032	3,388,766
Accumulated other comprehensive income	952,446	866,863

Total stockholders’ equity	11,591,709	11,972,860

Total liabilities and stockholders’ equity	$12,058,736	$12,530,134

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$425,683	$997,538	$1,216,315	$2,696,576

COST OF REVENUES	111,355	198,743	306,736	554,149

GROSS PROFIT	314,328	798,795	909,579	2,142,427

Selling expenses	181,636	142,005	354,147	286,314
General and administrative expenses	619,561	538,613	1,041,348	1,100,048

OPERATING EXPENSES	801,197	680,618	1,395,495	1,386,362

INCOME (LOSS) FROM OPERATIONS	(486,869)	118,177	(485,916)	756,065

Interest income	3,298	1,559	4,616	3,175
Other income	570	15,107	9,309	376,375
Other expenses	(316)	(600)	(364)	(1,266)

OTHER INCOME, NET	3,552	16,066	13,561	378,284

INCOME (LOSS) BEFORE INCOME TAXES	(483,317)	134,243	(472,355)	1,134,349

INCOME TAXES	8,931	80,932	12,379	303,308

NET INCOME (LOSS)	(492,248)	53,311	(484,734)	831,041

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	9,121	190,029	85,583	261,736

COMPREHENSIVE INCOME (LOSS)	$(483,127)	$243,340	$(399,151)	$1,092,777

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$0.00	$(0.02)	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,036,000	20,018,000	20,031,648	20,018,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(484,734)	$831,041
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	253,851	217,265
Amortization	9,096	9,450
Stock-based compensation	18,000	27,000
Changes in operating assets and liabilities:
Accounts receivable, trade	5,929	9,638
Other receivables	(15,374)	15,891
Inventories	(307,676)	(557,688)
Advances to suppliers	(53,920)	(208,586)
Prepaid expense	(3,542)	(5,508)
Accounts payable	56,858	(119,703)
Advances from customers	(10,003)	14,203
Other payable	(3,510)	(6,724)
Salary and welfare payable	14,426	15,425
Taxes payable	(51,766)	(524,094)

Net cash used in operating activities	(572,365)	(282,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(135,749)	(770,980)

Net cash used in investing activities	(135,749)	(770,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(148,018)	(212,620)

Net cash used in financing activities	(148,018)	(212,620)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79,031	246,671

NET DECREASE IN CASH	(777,101)	(1,019,319)

CASH, beginning of period	3,372,189	5,281,420

CASH, end of period	$2,595,088	$4,262,101

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$15,700	$497,675
Interest paid	$—	$—

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

Shenyang Joway Electronic Technology Co., Ltd. (referred to herein as “Joway Technology”) was originally named Liaoning Joway Technology Engineering Co., Ltd. which was incorporated on March 28, 2007 in PRC. The name was changed on June 22, 2011. It engages in the distribution of Tourmaline Activated Water Machines and Tourmaline Wellness Houses. Prior to July 25, 2010, Joway Shengshi owned 90.91% of Joway Technology. Joway Shengshi entered into a share acquisition agreement with Jingyun Chen, another stockholder of Joway Technology on July 25, 2010 to acquire the remaining 9.09% of the share of Joway Technology. As a result of the share acquisition, Joway Technology became a wholly-owned subsidiary of Joway Shengshi.

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
86.88% owned by Crystal Globe Limited
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,036	13.12% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of tourmaline products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine, Tourmaline Wellness House for family use and Tourmaline Wellness House materials
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

On September 16, 2010, prior to the share exchange, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered into between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners：

1. Consulting Services Agreement. Pursuant to the consulting services agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to advise, consult, manage and operate Joway Shengshi, and collect and own all of the net profits of the Operating Entities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2011 which was filed on March 30, 2012.

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

	For the six months ended June 30,		For the year ended December 31,
	2012	2011	2011
Period ended RMB: USD Exchange rate	6.3197	6.46400	6.3647
Average RMB: USD Exchange rate	6.3255	6.54818	6.47351

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $9,121 and $190,029 for the three months ended June 30, 2012 and 2011, respectively, and $85,583 and $261,736 for the six months ended June 30, 2012 and 2011.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2012 and December 31, 2011, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2012 and December 31, 2011, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $150,199 and $377,028 as of June 30, 2012 and December 31, 2011, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2012 and 2011.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $16,009 and $9,502 for the three months ended June 30, 2012 and 2011, respectively, and $24,187 and $21,538 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and 2011, the Company had no deferred tax assets or liabilities.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which is codified in ASC Topic 210, Balance Sheet. This pronouncement contains new disclosure requirements about a company’s right of setoff and related arrangements associated with its financial and derivative instruments. ASU 2011-11 will be effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts receivable	$32,124	$38,053
Less: Allowance for bad debt	—	—

Accounts receivable	$32,124	$38,053

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$362,554	$293,807
Packages	13,712	6,215
Finished goods	1,047,590	535,736
Low value consumables	38,568	38,241

Total	$1,462,424	$873,999

Goods shipped in transit represent goods on the way from the suppliers to the Company. Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
Building	$5,868,134	$5,748,086
Operating Equipment	377,421	374,541
Office furniture and equipment	328,261	323,141
Vehicles	1,089,193	1,081,492

Total	7,663,009	7,527,260
Less: accumulated depreciation	(1,209,957)	(956,106)

Property, plant and equipment, net	$6,453,052	$6,571,154

Depreciation expense for the three months ended June 30, 2012 and 2011 amounted to $122,377 and $118,466, respectively, and for the six months ended June 30, 2012 and 2011 amounted to $253,851 and $217,265, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2012	2011
Land use rights	$653,205	$648,586
Other intangible assets	36,104	35,849

Total	689,309	684,435
Less: accumulated amortization	(71,210)	(62,114)

Intangible assets, net	$618,099	$622,321

Amortization expense of intangible assets for the three months ended June 30, 2012 and 2011 was $4,380 and $5,013, respectively, and for the six months ended June 30, 2012 and 2011 was $9,096 and $9,450, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2012	$	16,557
2013	$	16,557
2014	$	16,557
2015	$	16,557
2016	$	16,557
Thereafter	$	539,536

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2012	2011
Shenyang Joway Industrial Development Co., Ltd.	$157,273	$288,309
Jinghe Zhang	53,387	70,369

Total	$210,660	$358,678

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

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the first half of 2012, the Company repaid $131,036 of these advances. As of June 30, 2012, the total unpaid principal balance due Shenyang Joway for advances was $157,273. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,584,010 has been repaid. In 2010 and 2011, Joway Shengshi was advanced $0 by Jinghe Zhang. As of June 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $53,387.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of June 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the six months ended June 30,
	2012	2011
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(12%)	(6%)
Tax adjustment from China tax authority for 2010 income tax (2)	0	7%
Effect of losses	(16%)	0
Effective rate	(3%)	26%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue.
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2010 taxable year. As a result, the Company paid additional income tax of $61,653.

As of June 30, 2012 and 2011, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2012, the Company had allocated $354,052 to statutory reserves.

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

NOTE 11 – SEGMENTS

In 2012 and 2011, the Company operated in three reportable business segments: (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended June 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$189,583	$47,786	$141,797	$(214,153)	$56,453	$411,633
Daily Healthcare and Personal Care Series	96,884	27,958	68,926	(100,960)	28,849	219,930
Wellness House and Activated Water Machine Series	139,216	35,611	103,605	(171,756)	41,455	848,480

Segment Totals	$425,683	$111,355	$314,328	(486,869)	$126,757	1,480,043

Other Income, net				3,552
Income Tax				8,931

Unallocated Assets						10,578,693

Net Loss				$(492,248)

Total Assets						$12,058,736

For the three months ended June 30, 2011

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$627,042	$91,543	$535,499	$52,984	$77,618	$273,646
Daily Healthcare and Personal Care Series	130,808	42,488	88,320	-21,830	16,192	158,971
Wellness House and Activated Water Machine Series	239,688	64,712	174,976	87,023	29,669	823,417

Segment Totals	$997,538	$198,743	$798,795	118,177	$123,479	1,256,034

Other Income (Expense), net				16,066
Income Tax				80,932

Unallocated Assets						11,651,403

Net Income				$53,311

Total Assets						$12,907,437

For the six months ended June 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$539,501	$122,767	$416,734	$(202,241)	$116,631	$411,633
Daily Healthcare and Personal Care Series	245,320	68,265	177,055	(104,406)	53,034	219,930
Wellness House and Activated Water Machine Series	431,494	115,704	315,790	(179,269)	93,282	848,480

Segment Totals	$1,216,315	$306,736	$909,579	(485,916)	$262,947	1,480,043

Other Income (Expense), net				13,561
Income Tax				12,379

Unallocated Assets						10,578,693

Net Loss				$(484,734)

Total Assets						$12,058,736

For the six months ended June 30, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,732,659	$294,062	$1,438,597	$446,101	$145,674	$273,646
Daily Healthcare and Personal Care Series	446,593	110,881	335,712	79,900	37,547	158,971
Wellness House and Activated Water Machine Series	517,324	149,206	368,118	230,064	43,494	823,417

Segment Totals	$2,696,576	$554,149	$2,142,427	756,065	$226,715	1,256,034

Other Income (Expense), net				378,284
Income Tax				303,308

Unallocated Assets						11,651,403

Net Income				$831,041

Total Assets						$12,907,437

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales to franchise customers	$366,554	$907,021	$1,103,953	$2,520,009
Sales to non-franchise customers	59,129	90,517	112,362	176,567

Total sales	$425,683	$997,538	$1,216,315	$2,696,576

NOTE 13 - INVESTMENT

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
REVENUES	$425,683	$997,538	$1,216,315	$2,696,576
COST OF REVENUES	111,355	198,743	306,736	554,149

GROSS PROFIT	314,328	798,795	909,579	2,142,427
OPERATING EXPENSES	801,197	680,618	1,395,495	1,386,362

INCOME (LOSS) FROM OPERATIONS	(486,869)	118,177	(485,916)	756,065
OTHER (EXPENSE) INCOME, NET	3,552	16,066	13,561	378,284

INCOME (LOSS) BEFORE INCOME TAXES	(483,317)	134,243	(472,355)	1,134,349
INCOME TAXES	8,931	80,932	12,379	303,308

NET INCOME (LOSS)	$(492,248)	$53,311	$(484,734)	$831,041

Business Segments

In 2012 and 2011, we operated in three reportable business segments: (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$189,583	44.5%	$96,884	22.8%	$139,216	32.7%	$425,683
COST OF REVENUES	47,786	42.9%	27,958	25.1%	35,611	32.0%	111,355

GROSS PROFIT	141,797	45.1%	68,926	21.9%	103,605	33.0%	314,328
GROSS MARGIN	74.8%		71.1%		74.4%		73.8%
OPERATING EXPENSES	355,950	44.4%	169,886	21.2%	275,361	34.4%	801,197

INCOME FROM OPERATIONS	$(214,153)	44.0%	$(100,960)	20.7%	$(171,756)	35.3%	$(486,869)

For the three months ended June 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$627,042	62.9%	$130,808	13.1%	$239,688	24.0%	$997,538
COST OF REVENUES	91,543	46.1%	42,488	21.4%	64,712	32.6%	198,743

GROSS PROFIT	535,499	67.0%	88,320	11.1%	174,976	21.9%	798,795
GROSS MARGIN	85.4%		67.5%		73.0%		80.1%
OPERATING EXPENSES	482,515	70.9%	110,150	16.2%	87,953	12.9%	680,618

INCOME FROM OPERATIONS	$52,984	44.8%	$(21,830)	-18.5%	$87,023	73.6%	$118,177

For the six months ended June 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$539,501	44.4%	$245,320	20.2%	$431,494	35.5%	$1,216,315
COST OF REVENUES	122,767	40.0%	68,265	22.3%	115,704	37.7%	306,736

GROSS PROFIT	416,734	45.8%	177,055	19.5%	315,790	34.7%	909,579
GROSS MARGIN	77.2%		72.2%		73.2%		74.8%
OPERATING EXPENSES	618,975	44.4%	281,461	20.2%	495,059	35.5%	1,395,495

INCOME FROM OPERATIONS	$(202,241)	41.6%	$(104,406)	21.5%	$(179,269)	36.9%	$(485,916)

For the six months ended June 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,732,659	64.3%	$446,593	16.6%	$517,324	19.2%	$2,696,576
COST OF REVENUES	294,062	53.1%	110,881	20.0%	149,206	26.9%	554,149

GROSS PROFIT	1,438,597	67.1%	335,712	15.7%	368,118	17.2%	2,142,427
GROSS MARGIN	83.0%		75.2%		71.2%		79.4%
OPERATING EXPENSES	992,496	71.6%	255,812	18.5%	138,054	10.0%	1,386,362

INCOME FROM OPERATIONS	$446,101	59.0%	$79,900	10.6%	$230,064	30.4%	$756,065

For The Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenue. For the three months ended June 30, 2012 , revenue was $425,683 compared to $997,538 for the three months ended June 30, 2011, a decrease of $571,855 or 57.3%. This decrease was mainly attributable to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. In the second quarter of 2012, China’s economy continued to slow down, with its GDP growth dropping to 7.8 percent, compared with 8.1 percent in the first quarter of 2012. The demand to our products has been affected by the slowdown of the economy. In addition, our main products are mostly durable consumables, including mattress products the useful life of which is typically three or more years. In 2010 most of our franchisees were new customers and had high initial demand for our main products. Our franchisees’ demand for our products may have been affected because of the large amount of our main products they purchased in 2010. Aimed at this situation, we are developing more fast consumables. Further, we strengthened the enforcement of the terms of our franchise agreements and policies in 2012. As a result, the number of our franchisees dropped during the second quarter of 2012.

Revenue from healthcare knit goods segment decreased by $437,459 or 69.8% to $189,583 for the three months ended June 30, 2012 from $627,042 for the three months ended June 30, 2011. This decrease was mainly due to $0.4 million of decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $33,924 or 25.9% to $96,884 for the three months ended June 30, 2012 from $130,808 for the three months ended June 30, 2011. This was primarily due to the decrease in sales of Tourmaline Waist Protector and Xin-Nao-Ling Fish Oil Soft Gel.

Revenue from wellness houses and activated water machines decreased by $100,472 or 41.9% to $139,216 for the three months ended June 30, 2012 from $239,688 for the three months ended June 30, 2011. This decrease was mainly due to the decrease in sales of Wellness house for family use and Tourmaline Water Machine.

Cost of Goods Sold. For the three months ended June 30, 2012, cost of goods sold was $111,355 compared to $198,743 for the three months ended June 30, 2011, a decrease of $87,388, or 44%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $47,786 for the three months ended June 30, 2012 from $91,543 for the three months ended June 30, 2011, a decrease of $43,757 or 47.8%. This decrease was mainly due to the decrease in the cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $27,958 for the three months ended June 30, 2012 from $42,488 for the three months ended June 30, 2011, a decrease of $14,530 or 34.2%. This decrease was primarily due to the decrease in the cost of Xin-Nao-Ling Fish Oil Soft Gel.

Cost of goods sold for our wellness house and activated water machine segment decreased to $35,611 for the three months ended June 30, 2012 from $64,712 for the three months ended June 30, 2011, a decrease of $29,101 or 45%. This decrease was mainly due to the decrease in the cost of Wellness House.

Gross profit. Our gross profit decreased by $484,467 or 60.6% to $314,328 for the three months ended June 30, 2012, compared to $798,795 for the three months ended June 30, 2011. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment. Our gross margin decreased from 80.1% for the three months ended June 30, 2011 to 73.8% for the three months ended June 30, 2012. This decrease was mainly due to the decrease in the gross margin of our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $393,702 or 73.5% to $141,797 for the three months ended June 30, 2012 compared to $535,499 for the three months ended June 30, 2011. This decrease was mainly attributable to decreased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 85.4% for the three months ended June 30, 2011 to 74.8% for the three months ended June 30, 2012. This decrease was mainly due to the decrease in the sales of our mattress products with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $19,394 or 22% to $68,926 for the three months ended June 30, 2012, compared to $88,320 for the three months ended June 30, 2011. This decrease was primarily due to the decrease in gross profit of our Tourmaline Waist Protector. But, the gross margin of daily healthcare and personal care segment increased from 67.5% for the three months ended June 30, 2011 to 71.1% for the three months ended June 30, 2012. This increase was mainly due to our cosmetic products, which were newly introduced in 2012 and have higher gross profit margin of over 80 percent.

Gross profit of the wellness house and activated water machine segments increased by $71,371 or 40.8% to $103,605 for the three months ended June 30, 2012, compared to $174,976 for the three months ended June 30, 2011. This decrease was mainly due to the decrease in gross profit of our wellness house for family use and Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 73% for the three months ended June 30, 2011 to 74.4% for the three months ended June 30, 2012. This increase was mainly attributed to our newly introduced product, Foot Sauna Bucket, which have higher gross profit margin of over 80 percent.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $120,579, or 17.7%, from $680,618 for the three months ended June 30, 2011 to $801,197 for the three months ended June 30, 2012. This increase was mainly due to the increase of employee salaries, audit and attorney fees. Operating expenses for healthcare knit goods segment decreased by $126,565 or 26.2% to $355,950 for the three months ended June 30, 2012 from $482,515 for the three months ended June 30, 2011. Operating expenses for daily healthcare and personal care segment increased by $59,736 or 54.2% to $169,886 for the three months ended June 30, 2012 from $110,150 for the three months ended June 30, 2011. Operating expenses for our wellness house and activated water machine segment increased by $187,408 or 213.1% to $275,361 for the three months ended June 30, 2012 from $87,953 for the three months ended June 30, 2011. This increase was due to the fact that we have been increasing our marketing and sales efforts on our wellness house and activated water machine segment since the beginning of 2012.

Income from operations. As a result of the foregoing, our income from operations was negative $486,869 for the three months ended June 30, 2012, compared to $118,177 for the three months ended June 30, 2011, a decrease of $605,046. This decrease was mainly due to both the decrease in sales and the increase in operating expenses.

Income taxes. Our income tax expenses decreased from $80,932 for the three months ended June 30, 2011 to $8,931 for the three months ended June 30, 2012. The decrease was primarily due to the decrease in income.

Net income. For the three months ended June 30, 2012, our net income was negative $492,248 compared to $53,311 for the three months ended June 30, 2011. This huge decrease was mainly due to a huge decrease in our income from operations.

For the six months Ended June 30, 2012 Compared to June 30, 2011

Revenue. For the six months ended June 30, 2012, revenue was $1,216,315 compared to $2,696,576 for the six months ended June 30, 2011, a decrease of $1,480,261 or 54.9%. This decrease was mainly due to the durable consumables feature of our main products. In addition, we strengthened the enforcement of the terms of our franchise agreements and policies in 2011 after focusing mostly on increasing franchise stores in 2010. As a result, the number of our franchisees dropped in 2012. In addition, the slowdown in the economy of China has also affected the purchases of our products in general.

Revenue from healthcare knit goods segment decreased by $1,193,158, or 68.9% to $539,501 for the six months ended June 30, 2012 from $1,732,659 for the six months ended June 30, 2011. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $201,273 or 45.1% to $245,320 for the six months ended June 30, 2012 from $446,593 for the six months ended June 30, 2011. This was primarily due to the decrease in sales of our Tourmaline Scarf products and Tourmaline Socks.

Revenue from wellness houses and activated water machines decreased by $85,830 or 16.6% to $431,494 for the six months ended June 30, 2012 from $517,324 for the six months ended June 30, 2011. This decrease was mainly due to the decrease in sales of Tourmaline Water Machine.

Cost of Goods Sold. For the six months ended June 30, 2012, cost of goods sold was $306,736 compared to $554,149 for the six months ended June 30, 2011, a decrease of $247,413, or 44.6%. This decrease was mainly due to a decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $122,767 for the six months ended June 30, 2012 from $294,062 for the six months ended June 30, 2011, a decrease of $171,295 or 58.3%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $68,265 for the six months ended June 30, 2012 from $110,881 for the six months ended June 30, 2011, a decrease of $42,616 or 38.4%. This decrease was mainly due to the decrease in the cost of our Tourmaline Scarf products.

Cost of goods sold for our wellness house and activated water machine segment decreased to $115,704 for the six months ended June 30, 2012 from $149,206 for the six months ended June 30, 2011, a decrease of $33,502 or 22.5%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $1,232,848 or 57.5% to $909,579 for the six months ended June 30, 2012, compared to $2,142,427 for the six months ended June 30, 2011. This decrease was primarily due to the decrease in gross profit for healthcare knit goods segment. In addition, our gross margin decreased from 79.4% for the six months ended June 30, 2011 to 74.8% for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales of healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $1,021,863 or 71% to $416,734 for the six months ended June 30, 2012 compared to $1,438,597 for the six months ended June 30, 2011. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 83% for the six months ended June 30, 2011 to 77.2% for the six months ended June 30, 2012. This decrease was mainly due to the decrease in the sales of our mattress products with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $158,657or 47.3% to $335,712 for the six months ended June 30, 2012, compared to $177,055 for the six months ended June 30, 2011. This decrease was primarily due to the decrease in gross profit of our Tourmaline Scarf products. Our gross margin of daily healthcare and personal care segment decreased from 75.2% for the six months ended June 30, 2011 to 72.2% for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales of our scarf products, which have higher gross margins.

Gross profit of the wellness house and activated water machine segments decreased by $52,328 or 14.2% to $315,790 for the six months ended June 30, 2012, compared to $368,118 for the six months ended June 30, 2011. This decrease was mainly due to the decrease in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments increased from 71.2% for the six months ended June 30, 2011 to 73.2% for the six months ended June 30, 2012. This increase was mainly due to a decline in the purchase costs of our wellness house for family use.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $9,133, or 0.7%, from $1,386,362 for the six months ended June 30, 2011 to $1,395,495 for the six months ended June 30, 2012. This increase was mainly due to the increase of marketing expenses. Operating expenses for healthcare knit goods segment decreased by $373,521 or 37.6% to $618,975 for the six months ended June 30, 2012 from $992,496 for the six months ended June 30, 2011. Operating expenses for daily healthcare and personal care segment increased by $25,649 or 10% to $281,461 for the six months ended June 30, 2012 from $255,812 for the six months ended June 30, 2011. Operating expenses for our wellness house and activated water machine segment increased by $357,005 or 258.6% to $495,059 for the six months ended June 30, 2012 from $138,054 for the six months ended June 30, 2011. The increase was due to the fact that we have been increasing our marketing and sales efforts on our wellness house and activated water machine segment since the beginning of 2012.

Income from operations. As a result of the foregoing, our income from operations was negative $485,916 for the six months ended June 30, 2012, compared to $756,065 for the six months ended June 30, 2011, a decrease of $1,241,981. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses were $12,379 for the six months ended June 30, 2012, compared to $303,308 for the six months ended June 30, 2011. This was mainly due to the decrease in income before income tax.

Net income. Our net income was negative $484,734 for the six months ended June 30, 2012, compared to $831,041 for the six months ended June 30, 2011. This decrease was mainly due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales to franchise customers	$366,554	$907,021	$1,103,953	$2,520,009
Sales to non-franchise customers	59,129	90,517	112,362	176,567

Total sales	$425,683	$997,538	$1,216,315	$2,696,576

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2012 was $3,372,189 and decreased to $2,595,088 by the end of June 2012, a decrease of $777,101. At June 30, 2012, we had net working capital of $4,084,681, a decrease of $255,638 from $4,340,319 at December 31, 2011.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2012	2011
Net cash used in:
Operating activities	$(572,365)	$(282,390)
Investing activities	(135,749)	(770,980)
Financing activities	$(148,018)	$(212,620)

Net Cash Used In Operating Activities

Net cash used in operating activities was $572,365 for the six months ended June 30, 2012 compared to $282,390 for the six months ended June 30, 2011. This change was primarily due to the reduced cash collection driven by $1,315,775 of decrease in net income, which was primarily offset by reduced cash payment driven by $472,328 of difference in the impact of changes in taxes payable and $250,012 of difference in the impact of changes in inventory.

For the six months ended June 30, 2012, cash was mainly used to purchase materials of $307,676, which were primarily offset by an add-back of $253,851 of depreciation for non-cash expense.

For the six months ended June 30, 2011, cash was mainly used to purchase materials of $557,688 and pay tax of $524,094, which were primarily offset by cash provided from net income of $831,041 and an add-back of $217,265 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $135,749 for the six months ended June 30, 2012, compared to $770,980 for the six months ended June 30, 2011. Cash was mostly used to remodel our training building and purchase some operating equipments in the amount of $1.4 million. For the six months ended June 30, 2011, we used cash to purchase three vehicles in the amount of $0.6 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $148,018 for the six months ended June 30, 2012, compared to $212,620 for the six months ended June 30, 2011. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17,

2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $16,982 and $156,070 of these advances for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $53,387.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $131,036 and $53,473 of these advances for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total unpaid principal balance due Shenyang Joway for advances was $157,273. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2012, the Company had allocated $354,052 to statutory reserves.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which is codified in ASC Topic 210, Balance Sheet. This pronouncement contains new disclosure requirements about a company’s right of setoff and related arrangements associated with its financial and derivative instruments. ASU 2011-11 will be effective retrospectively for annual and interim periods beginning on or after January 1, 2013. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Remediation Initiative

•

We have started a training program in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof. The program is provided by an independent training institution, for our finance, and accounting personnel, including our Chief Financial Officer, Financial Manager and others.

•	We are in the process of designing a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

•

We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department.

•

We have established the position of internal audit manager. In September 2011, we hired an internal audit manager who resigned in July 2012. We are seeking a new internal audit manager to fill the vacancy.

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

Changes in Internal Control over Financial Reporting

Our internal audit manager resigned in July 2012. Now we are seeking a new internal audit manager with professional internal control knowledge and rich experience with U.S. GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This information has been omitted based on our status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer