Form 10-Q
period 2012-09-30
Joway Health Industries Group Inc
filed 2012-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2012 was 20,036,000 shares.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,172,103	$3,372,189
Accounts receivable	9,188	38,053
Other receivables	129,813	46,970
Inventories	1,446,058	873,999
Advances to suppliers	210,206	377,028
Prepaid taxes	208,510	185,763
Prepaid expense	7,500	3,591

Total current assets	4,183,378	4,897,593

PROPERTY, PLANT AND EQUIPMENT, net	6,319,718	6,571,154

OTHER ASSETS:
Long-term investment	236,817	235,675
Intangible assets, net	612,387	622,321
Long-term prepaid expenses	195,135	203,391

Total other assets	1,044,339	1,061,387

Total assets	$11,547,435	$12,530,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,360	$119,727
Advances from customers	37,602	13,172
Other payables	63,568	65,697
Due to related parties	115,618	358,678

Total current liabilities	321,148	557,274

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,036,000 and 20,018,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	20,036	20,018
Additional paid-in-capital	7,361,143	7,343,161
Statutory reserves	354,052	354,052
Retained earnings	2,564,879	3,388,766
Accumulated other comprehensive income	926,177	866,863

Total stockholders’ equity	11,226,287	11,972,860

Total liabilities and stockholders’ equity	$11,547,435	$12,530,134

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$294,959	$908,973	$1,511,274	$3,605,549

COST OF REVENUES	107,285	227,052	414,021	781,201

GROSS PROFIT	187,674	681,921	1,097,253	2,824,348

Selling expenses	83,400	141,193	437,547	427,507
General and administrative expenses	481,292	492,195	1,522,640	1,592,243

OPERATING EXPENSES	564,692	633,388	1,960,187	2,019,750

INCOME (LOSS) FROM OPERATIONS	(377,018)	48,533	(862,934)	804,598

Interest income	896	1,281	5,512	4,456
Other income	63,553	15,181	72,862	391,556
Other expenses	(22,253)	(11,804)	(22,617)	(13,070)

OTHER INCOME, NET	42,196	4,658	55,757	382,942

INCOME (LOSS) BEFORE INCOME TAXES	(334,822)	53,191	(807,177)	1,187,540

INCOME TAXES	4,331	(21,266)	16,710	282,042

NET INCOME (LOSS)	(339,153)	74,457	(823,887)	905,498

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(26,269)	113,315	59,314	375,051

COMPREHENSIVE INCOME (LOSS)	$(365,422)	$187,772	$(764,573)	$1,280,549

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$0.00	$(0.04)	$0.05

SHARES OUTSTANDING, BASIC AND DILUTED	20,036,000	20,018,000	20,033,109	20,018,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(823,887)	$905,498
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	372,027	333,375
Amortization	13,252	14,233
Stock-based compensation	18,000	27,000
Changes in operating assets and liabilities:
Accounts receivable, trade	28,865	(24,282)
Other receivables	(82,843)	48,269
Inventories	(291,310)	(578,285)
Advances to suppliers	(113,927)	(241,346)
Prepaid expense	4,347	26,185
Accounts payable	(15,367)	(63,579)
Advances from customers	24,430	(1,422)
Other payable	(2,151)	(12,905)
Salary and welfare payable	22	15,925
Taxes payable	(22,747)	(574,617)

Net cash used in operating activities	(891,289)	(125,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(120,591)	(1,167,418)

Net cash used in investing activities	(120,591)	(1,167,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(243,060)	(272,140)

Net cash used in financing activities	(243,060)	(272,140)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,854	353,438

NET DECREASE IN CASH	(1,200,086)	(1,212,071)

CASH, beginning of period	3,372,189	5,281,420

CASH, end of period	$2,172,103	$4,069,349

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$20,527	$530,377
Interest paid	$—	$—

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,036	86.88% owned by Crystal Globe Limited 13.12%owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of tourmaline products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine, Tourmaline Wellness House for family use and Tourmaline Wellness House materials
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2011 which was filed on March 30, 2012.

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

	For the Nine months ended September 30,		For the year ended December 31,
	2012	2011	2011
Period ended RMB: USD Exchange rate	6.334	6.4018	6.3647
Average RMB: USD Exchange rate	6.32745	6.50601	6.47351

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled negative $26,269 and $113,315 for the three months ended September 30, 2012 and 2011, respectively, and $59,314 and $375,051 for the nine months ended September 30, 2012 and 2011.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2012 and December 31, 2011, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2012 and December 31, 2011, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $210,206 and $377,028 as of September 30, 2012 and December 31, 2011, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2012 and 2011.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $8,148 and $8,435 for the three months ended September 30, 2012 and 2011, respectively, and $32,335 and $29,973 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and 2011, the Company had no deferred tax assets or liabilities.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Accounts receivable	$9,188	$38,053
Less: Allowance for bad debt	—	—

Accounts receivable	$9,188	$38,053

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$363,000	$293,807
Packages	13,351	6,215
Finished goods	1,031,184	535,736
Low value consumables	38,523	38,241

Total	$1,446,058	$873,999

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
Building	$5,854,886	$5,748,086
Operating Equipment	376,569	374,541
Office furniture and equipment	329,662	323,141
Vehicles	1,086,734	1,081,492

Total	7,647,851	7,527,260
Less: accumulated depreciation	(1,328,133)	(956,106)

Property, plant and equipment, net	$6,319,718	$6,571,154

Depreciation expense for the three months ended September 30, 2012 and 2011 amounted to $118,176 and $116,110, respectively, and for the nine months ended September 30, 2012 and 2011 amounted to $372,027 and $333,375, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2012	2011
Land use rights	$651,731	$648,586
Other intangible assets	36,022	35,849

Total	687,753	684,435
Less: accumulated amortization	(75,366)	(62,114)

Intangible assets, net	$612,387	$622,321

Amortization expense of intangible assets for the three months ended September 30, 2012 and 2011 was $4,156 and $4,783, respectively, and for the nine months ended September 30, 2012 and 2011 was $13,252 and $14,233, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2012	$16,557
2013	$16,557
2014	$16,557
2015	$16,557
2016	$16,557
Thereafter	$539,536

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2012	2011
Shenyang Joway Industrial Development Co., Ltd.	$71,354	$288,309
Jinghe Zhang	44,264	70,369

Total	$115,618	$358,678

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

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $720,347 has been repaid. For the nine months ended September 30, 2012, the Company repaid $216,955 of these advances. As of September 30, 2012, the total unpaid principal balance due Shenyang Joway for advances was $71,354. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,593,133 has been repaid. In 2010, 2011 and 2012, Joway Shengshi was advanced $0 by Jinghe Zhang. As of September 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $44,264.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of September 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the Nine months ended September 30,
	2012	2011
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(7%)	(9%)
Tax adjustment from China tax authority for 2010 income tax (2)	0	6%
Effect of losses	(20%)	0
Effective rate	(2%)	22%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue.
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2010 taxable year. As a result, the Company paid additional income tax of $61,653.

As of September 30, 2012 and 2011, the Company had no deferred tax assets or liabilities.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2012, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$73,046	$25,225	$47,821	$(127,704)	$30,294	$459,805
Daily Healthcare and Personal Care Series	120,107	31,416	88,691	(103,823)	49,813	239,349
Wellness House and Activated Water Machine Series	101,806	50,644	51,162	(145,491)	42,223	820,732

Segment Totals	$294,959	$107,285	$187,674	(377,018)	$122,332	1,519,886

Other Income, net				42,196
Income Tax				4,331

Unallocated Assets						10,027,549

Net Loss				$(339,153)

Total Assets						$11,547,435

For the three months ended September 30, 2011

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$416,895	$64,393	$352,502	$20,125	$61,563	$277,290
Daily Healthcare and Personal Care Series	124,910	43,700	81,210	(15,218)	17,551	227,929
Wellness House and Activated Water Machine Series	367,168	118,959	248,209	43,626	41,779	794,513

Segment Totals	$908,973	$227,052	$681,921	48,533	$120,893	1,299,732

Other Income (Expense), net				4,658
Income Tax				(21,266)

Unallocated Assets						11,770,775

Net Income				$74,457

Total Assets						$13,070,507

For the nine months ended September 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$612,547	$147,992	$464,555	$(329,945)	$156,160	$459,805
Daily Healthcare and Personal Care Series	365,427	99,681	265,746	(208,229)	93,161	239,349
Wellness House and Activated Water Machine Series	533,300	166,348	366,952	(324,760)	135,958	820,732

Segment Totals	$1,511,274	$414,021	$1,097,253	(862,934)	$385,279	1,519,886

Other Income, net				55,757
Income Tax				16,710

Unallocated Assets						10,027,549

Net Loss				$(823,887)

Total Assets						$11,547,435

For the nine months ended September 30, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$2,149,554	$358,455	$1,791,099	$466,226	$207,237	$277,290
Daily Healthcare and Personal Care Series	571,503	154,581	416,922	64,682	55,098	227,929
Wellness House and Activated Water Machine Series	884,492	268,165	616,327	273,690	85,273	794,513

Segment Totals	$3,605,549	$781,201	$2,824,348	804,598	$347,608	1,299,732

Other Income (Expense), net				382,942
Income Tax				282,042

Unallocated Assets						11,770,775

Net Income				$905,498

Total Assets						$13,070,507

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Sales to franchise customers	$278,039	$838,309	$1,381,992	$3,358,318
Sales to non-franchise customers	16,920	70,664	129,282	247,231

Total sales	$294,959	$908,973	$1,511,274	$3,605,549

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
REVENUES	$294,959	$908,973	$1,511,274	$3,605,549
COST OF REVENUES	107,285	227,052	414,021	781,201

GROSS PROFIT	187,674	681,921	1,097,253	2,824,348
OPERATING EXPENSES	564,692	633,388	1,960,187	2,019,750

INCOME (LOSS) FROM OPERATIONS	(377,018)	48,533	(862,934)	804,598
OTHER INCOME, NET	42,196	4,658	55,757	382,942

INCOME (LOSS) BEFORE INCOME TAXES	(334,822)	53,191	(807,177)	1,187,540
INCOME TAXES	4,331	(21,266)	16,710	282,042

NET INCOME (LOSS)	$(339,153)	$74,457	$(823,887)	$905,498

Business Segments

In 2012 and 2011, we operated in three reportable business segments: (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$73,046	24.8%	$120,107	40.7%	$101,806	34.5%	$294,959
COST OF REVENUES	25,225	23.5%	31,416	29.3%	50,644	47.2%	107,285

GROSS PROFIT	47,821	25.5%	88,691	47.3%	51,162	27.3%	187,674
GROSS MARGIN	65.5%		73.8%		50.3%		63.6%
OPERATING EXPENSES	175,525	31.1%	192,514	34.1%	196,653	34.8%	564,692

INCOME FROM OPERATIONS	$(127,704)	33.9%	$(103,823)	27.5%	$(145,491)	38.6%	$(377,018)

For the three months ended September 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$416,895	45.9%	$124,910	13.7%	$367,168	40.4%	$908,973
COST OF REVENUES	64,393	28.4%	43,700	19.2%	118,959	52.4%	227,052

GROSS PROFIT	352,502	51.7%	81,210	11.9%	248,209	36.4%	681,921
GROSS MARGIN	84.6%		65.0%		67.6%		75.0%
OPERATING EXPENSES	332,377	52.5%	96,428	15.2%	204,583	32.3%	633,388

INCOME FROM OPERATIONS	$20,125	41.5%	$(15,218)	-31.4%	$43,626	89.9%	$48,533

For the nine months ended September 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$612,547	40.5%	$365,427	24.2%	$533,300	35.3%	$1,511,274
COST OF REVENUES	147,992	35.7%	99,681	24.1%	166,348	40.2%	414,021

GROSS PROFIT	464,555	42.3%	265,746	24.2%	366,952	33.4%	1,097,253
GROSS MARGIN	75.8%		72.7%		68.8%		72.6%
OPERATING EXPENSES	794,500	40.5%	473,975	24.2%	691,712	35.3%	1,960,187

INCOME FROM OPERATIONS	$(329,945)	38.2%	$(208,229)	24.1%	$(324,760)	37.6%	$(862,934)

For the nine months ended September 30, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,149,554	59.6%	$571,503	15.9%	$884,492	24.5%	$3,605,549
COST OF REVENUES	358,455	45.9%	154,581	19.8%	268,165	34.3%	781,201

GROSS PROFIT	1,791,099	63.4%	416,922	14.8%	616,327	21.8%	2,824,348
GROSS MARGIN	83.3%		73.0%		69.7%		78.3%
OPERATING EXPENSES	1,324,873	65.6%	352,240	17.4%	342,637	17.0%	2,019,750

INCOME FROM OPERATIONS	$466,226	57.9%	$64,682	8.0%	$273,690	34.0%	$804,598

For The Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenue. For the three months ended September 30, 2012, revenue was $294,959 compared to $908,973 for the three months ended September 30, 2011, a decrease of $614,014 or 67.6%. This decrease was mainly attributable to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. In the third quarter of 2012, China’s GDP growth dropped to 7.4 percent, compared with 8.1 percent in the first quarter of 2012 and 7.6 percent in the second quarter. The demand to our products has been affected by the slowdown of the economy. In addition, the number of our franchisees keeps dropping in 2012, caused by the slowdown of economy and our enhanced enforcement of the terms of our franchise agreements and policies in 2012. Further, our main products are mostly durable consumables, including mattress products the useful life of which is typically three or more years. Our franchisees’ demand for our products may have been affected because of the large amount of our main products they purchased in 2010. Aimed at this situation, we are developing more new products, especially fast consumables.

Revenue from healthcare knit goods segment decreased by $343,849 or 82.5% to $73,046 for the three months ended September 30, 2012 from $416,895 for the three months ended September 30, 2011. This decrease was mainly due to $0.3 million of decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $4,803 or 3.8% to $120,107 for the three months ended September 30, 2012 from $124,910 for the three months ended September 30, 2011. This was primarily due to the decrease in sales of Tourmaline Waist Protector and Xin-Nao-Ling Fish Oil Soft Gel.

Revenue from wellness houses and activated water machines decreased by $265,362 or 72.3% to $101,806 for the three months ended September 30, 2012 from $367,168 for the three months ended September 30, 2011. This decrease was mainly due to the decrease in sales of Tourmaline Water Machine.

Cost of Goods Sold. For the three months ended September 30, 2012, cost of goods sold was $107,285 compared to $227,052 for the three months ended September 30, 2011, a decrease of $119,767, or 52.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $25,225 for the three months ended September 30, 2012 from $64,393 for the three months ended September 30, 2011, a decrease of $39,168 or 60.8%. This decrease was mainly due to the decrease in the cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $31,416 for the three months ended September 30, 2012 from $43,700 for the three months ended September 30, 2011, a decrease of $12,284 or 28.1%. This decrease was primarily due to the decrease in the cost of Xin-Nao-Ling Fish Oil Soft Gel.

Cost of goods sold for our wellness house and activated water machine segment decreased to $50,644 for the three months ended September 30, 2012 from $118,959 for the three months ended September 30, 2011, a decrease of $68,315 or 57.4%. This decrease was mainly due to the decrease in the cost of Wellness House.

Gross profit. Our gross profit decreased by $494,247 or 72.5% to $187,674 for the three months ended September 30, 2012, compared to $681,921 for the three months ended September 30, 2011. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment. Our gross margin decreased from 75% for the three months ended September 30, 2011 to 63.6% for the three months ended September 30, 2012. This decrease was mainly due to the decrease in the gross margin of our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $304,681 or 86.4% to $47,821 for the three months ended September 30, 2012 compared to $352,502 for the three months ended September 30, 2011. This decrease was mainly attributable to decreased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 84.6% for the three months ended September 30, 2011 to 65.5% for the three months ended September 30, 2012. This decrease was mainly due to the more discount to our franchisees for all our mattress products from July 2012.

Gross profit of daily healthcare and personal care segment increased by $7,481 or 9.2% to $88,691 for the three months ended September 30, 2012, compared to $81,210 for the three months ended September 30, 2011. This increase was primarily due to the increase in gross profit of our cosmetic products. The gross margin of daily healthcare and personal care segment increased from 65% for the three months ended September 30, 2011 to 73.8% for the three months ended September 30, 2012. This increase was mainly due to our cosmetic products, which were newly introduced in 2012 and have higher gross profit margin of over 80 percent.

Gross profit of the wellness house and activated water machine segments decreased by $197,047 or 79.4% to $51,162 for the three months ended September 30, 2012, compared to $248,209 for the three months ended September 30, 2011. This decrease was mainly due to the decrease in gross profit of our Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments decreased from 67.6% for the three months ended September 30, 2011 to 50.3% for the three months ended September 30, 2012. This decrease was mainly due to the more discount to our franchisees for our wellness house and activated water machine products from July 2012.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $68,696, or 10.8%, from $633,388 for the three months ended September 30, 2011 to $564,692 for the three months ended September 30, 2012. This decrease was mainly due to the decrease of marketing fees and R&D expenses. Operating expenses for healthcare knit goods segment decreased by $156,852 or 47.2% to $175,525 for the three months ended September 30, 2012 from $332,377 for the three months ended September 30, 2011. Operating expenses for daily healthcare and personal care segment increased by $96,086 or 99.6% to $192,514 for the three months ended September 30, 2012 from $96,428 for the three months ended September 30, 2011. Operating expenses for our wellness house and activated water machine segment decreased by $7,930 or 3.9% to $196,653 for the three months ended September 30, 2012 from $204,583 for the three months ended September 30, 2011.

Income from operations. As a result of the foregoing, our income from operations was negative $377,018 for the three months ended September 30, 2012, compared to $48,533 for the three months ended September 30, 2011, a decrease of $425,551. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses was $4,331 for the three months ended September 30, 2012, compared to negative $21,266 for the three months ended September 30, 2011.

Net income. For the three months ended September 30, 2012, our net income was negative $339,153 compared to $74,457 for the three months ended September 30, 2011. This significant decrease was mainly due to a signficant decrease in our income from operations.

For the Nine months Ended September 30, 2012 Compared to September 30, 2011

Revenue. For the nine months ended September 30, 2012, revenue was $1,511,274 compared to $3,605,549 for the nine months ended September 30, 2011, a decrease of $2,094,275 or 58.1%. This decrease was mainly due to the durable consumables feature of our main products. In addition, we strengthened the enforcement of the terms of our franchise agreements and policies in 2011 after focusing mostly on increasing franchise stores in 2010. As a result, the number of our franchisees dropped in 2012. Further, the slowdown in the economy of China has also affected the purchases of our products in general. China’s GDP growth dropped from 9.4 percent for the nine months ended September 30, 2011 to 7.7 percent for the nine months ended September 30, 2012.

Revenue from healthcare knit goods segment decreased by $1,537,007, or 71.5% to $612,547 for the nine months ended September 30, 2012 from $2,149,554 for the nine months ended September 30, 2011. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $206,076 or 36.1% to $365,427 for the nine months ended September 30, 2012 from $571,503 for the nine months ended September 30, 2011. This was primarily due to the decrease in sales of our Tourmaline Scarf products and Tourmaline Waist Protector.

Revenue from wellness houses and activated water machines decreased by $351,192 or 39.7% to $533,300 for the nine months ended September 30, 2012 from $884,492 for the nine months ended September 30, 2011. This decrease was mainly due to the decrease in sales of Tourmaline Water Machine.

Cost of Goods Sold. For the nine months ended September 30, 2012, cost of goods sold was $414,021 compared to $781,201 for the nine months ended September 30, 2011, a decrease of $367,180, or 47%. This decrease was mainly due to a decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $147,992 for the nine months ended September 30, 2012 from $358,455 for the nine months ended September 30, 2011, a decrease of $210,463 or 58.7%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $99,681 for the nine months ended September 30, 2012 from $154,581 for the nine months ended September 30, 2011, a decrease of $54,900 or 35.5%. This decrease was mainly due to the decrease in the cost of our Tourmaline Scarf products.

Cost of goods sold for our wellness house and activated water machine segment decreased to $166,348 for the nine months ended September 30, 2012 from $268,165 for the nine months ended September 30, 2011, a decrease of $101,817 or 38%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $1,727,095 or 61.2% to $1,097,253 for the nine months ended September 30, 2012, compared to $2,824,348 for the nine months ended September 30, 2011. This decrease was primarily due to the decrease in gross profit for healthcare knit goods segment. In addition, our gross margin decreased from 78.3% for the nine months ended September 30, 2011 to 72.6% for the nine months ended September 30, 2012.

Gross profit for the healthcare knit goods segment decreased by $1,326,544 or 74.1% to $464,555 for the nine months ended September 30, 2012 compared to $1,791,099 for the nine months ended September 30, 2011. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 83.3% for the nine months ended September 30, 2011 to 75.8% for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in the sales of our mattress products with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $151,176 or 36.3% to $265,746 for the nine months ended September 30, 2012, compared to $416,922 for the nine months ended September 30, 2011. This decrease was primarily due to the decrease in gross profit of our Tourmaline Scarf products. Our gross margin of daily healthcare and personal care segment decreased from 73% for the nine months ended September 30, 2011 to 72.7% for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in sales of our scarf products, which have higher gross margins.

Gross profit of the wellness house and activated water machine segments decreased by $249,375 or 40.5% to $366,952 for the nine months ended September 30, 2012, compared to $616,327 for the nine months ended September 30, 2011. This decrease was mainly due to the decrease in sales of Tourmaline Water Machines. The gross margin of our wellness house and activated water machine segments decreased from 69.7% for the nine months ended September 30, 2011 to 68.8% for the nine months ended September 30, 2012.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $59,563, or 2.9%, from $2,019,750 for the nine months ended September 30, 2011 to $1,960,187 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease of R&D expenses. Operating expenses for healthcare knit goods segment decreased by $530,373 or 40% to $794,500 for the nine months ended September 30, 2012 from $1,324,873 for the nine months ended September 30, 2011. Operating expenses for daily healthcare and personal care segment increased by $121,735 or 34.6% to $473,975 for the nine months ended September 30, 2012 from $352,240 for the nine months ended September 30, 2011. Operating expenses for our wellness house and activated water machine segment increased by $349,075 or 101.9% to $691,712 for the nine months ended September 30, 2012 from $342,637 for the nine months ended September 30, 2011. The increase was due to the fact that we have been increasing our marketing and sales efforts on our wellness house and activated water machine segment since the beginning of 2012.

Income from operations. As a result of the foregoing, our income from operations was negative $862,934 for the nine months ended September 30, 2012, compared to $804,598 for the nine months ended September 30, 2011, a decrease of $1,667,532. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses were $16,710 for the nine months ended September 30, 2012, compared to $282,042 for the nine months ended September 30, 2011. This was mainly due to the loss from our operations in 2012.

Net income. Our net income was negative $823,887 for the nine months ended September 30, 2012, compared to $905,498 for the nine months ended September 30, 2011. This decrease was mainly due to the significant decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Sales to franchise customers	$278,039	$838,309	$1,381,992	$3,358,318
Sales to non-franchise customers	16,920	70,664	129,282	247,231

Total sales	$294,959	$908,973	$1,511,274	$3,605,549

Liquidity and Capital Resources

Our cash at the beginning of the nine months ended September 30, 2012 was $3,372,189 and decreased to $2,172,103 by the end of June 2012, a decrease of $1,200,086. At September 30, 2012, we had net working capital of $3,862,230, a decrease of $478,089 from $4,340,319 at December 31, 2011.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2012	2011
Net cash used in :
Operating activities	$(891,289)	(125,951)
Investing activities	(120,591)	(1,167,418)
Financing activities	$(243,060)	(272,140)

Net Cash Used In Operating Activities

Net cash used in operating activities was $891,289 for the nine months ended September 30, 2012 compared to $125,951 for the nine months ended September 30, 2011. This change was primarily due to the reduced cash collection driven by $1,729,385 of decrease in net income, which was offset by reduced cash payment driven by $551,870 of difference in the impact of changes in taxes payable and $286,975 of difference in the impact of changes in inventory.

For the nine months ended September 30, 2012, cash was mainly used to cover the loss of $823,887 and purchase materials of $291,310, which were primarily offset by an add-back of $372,027 of depreciation for non-cash expense.

For the nine months ended September 30, 2011, cash was mainly used to purchase materials of $578,285, pay tax of $574,617 and increase the advances to suppliers of $241,346, which were primarily offset by cash provided from net income of $905,498 and an add-back of $333,375 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $120,591 for the nine months ended September 30, 2012, compared to $1,167,418 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, cash was mostly used to remodel our training building and purchase some operating equipment. For the nine months ended September 30, 2011, $0.8 million was used to purchase four vehicles and $0.36 million was used for operating and office equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $243,060 for the nine months ended September 30, 2012, compared to $272,140 for the nine months ended September 30, 2011. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $26,105 and $190,905 of these advances for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $44,264.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $216,955 and $78,159 of these advances for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total unpaid principal balance due Shenyang Joway for advances was $71,354. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2012, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Remediation Initiative

•

We have started a training program in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof. The program is provided by an independent training institution, for our finance and accounting personnel, including our Chief Financial Officer, Financial Manager and others.

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

•

In 2011 we established the position of internal audit manager. In September 2011, we hired an internal audit manager who implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatments identified in such report have been fully implemented and confirmed by our internal control department.

We have identified a potential hire who has sufficient experience in internal control and audit to fill the position vacated in July 2012 by the internal audit manager.

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

Changes in Internal Control over Financial Reporting

Our internal audit manager resigned in July 2012. In the near future, we expect a new internal audit manager will fill the vacancy.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This information has been omitted based on our status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer