Form 10-K
period 2012-12-31
Joway Health Industries Group Inc
filed 2013-04-01
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $100,240. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 31, 2013, there were 20,036,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Item 1. BUSINESS.

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

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of the date of this report, we have 76 employees. Our principal executive offices are located at No. 2. Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

For the fiscal years ended December 31, 2012 and 2011, our healthcare knit goods series of products accounted for approximately 34.4% and 51.5% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2012 and 2011, our daily healthcare and personal care series of products accounted for approximately 26.8% and 17.5% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

Set forth below is a list of our products in the daily healthcare and personal care series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacture Method
1	Tourmaline Wrist Protector		Spray Method
2	Tourmaline Knee Protector		Spray Method
3	Tourmaline Scarves		Dip Method
4	Tourmaline Shampoo		Filling Method
5	Tourmaline Soap		Filling Method
6	Tourmaline Socks		Dip Method

In 2012, we launched a series of diet health product. This series of product have different functional components and healthy functions.

Below is a list of our new diet health products.

No.	Products	Trademark/Mark	Primary Functional Component	Main Function
1	Lycopene capsule		Tomato extract, Carrot powder	Resist oxygen free radical damage to human body and improve skin allergy.

2	Beautifying Collagen capsule		Highly concentrated collagen extracted from deep-sea sharkskin	Supplement human body with collagen necessary to maintain healthy.

3	Maca capsule		Maca fine powder	Replenish physical strength, protect the ovaries, slim the body, whiten the skin and strengthen sex ability.

4	East Asia migratory locust powder capsule		East Asia migratory locust powder	Regulate immunity, activate cells, inhibite aging, prevent diseases.

5	Spring awaken pieces		Soybean extract, Pearl powder, Vitamin E, Vitamin C	Regulate estrogen level, improve bone density, prevent senile dementia, cardiovascular or cerebrovascular disease.

6	Six ingredients tea		Prepared rehmannia, Cornus, Cortex Moutan, Rhizoma alismatis, Yam, Poria cocos, Yunnan Dian black tea	Refresh spirit, alleviate fatigue, clear heat and remove toxicity, invigorate stomach and promote digestion.

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2012 and 2011, our wellness house and activated water machine series of products accounted for approximately 38.7% and 31% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, tourmaline wellness house materials, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat one to eight people depending on its size; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications.

Below is a list of different models of our Wellness House for family use:

Model	Trademark/Mark	Material	Dimension	Capacity	Manufacturing Method

Classic Mini Wellness House		Hemlock	1.0mX1.0mX1.9m	1-2 persons	Spray Method

Classic Twin Wellness House I		Hemlock	1.2mX1.05MX1.9m	2-3 persons	Spray Method

Classic Twin Wellness House II		Snow Pine	1.2mX1.05mX1.9m	2-3 persons	Spray Method

Elegant Multi-Person Wellness House		Hemlock	1.5mX0.53mX1.37mX1.9m	4-5 persons	Spray Method

Classic Multi-Person Wellness House		Hemlock	1.75mX1.6mX1.9m	6-7 persons	Spray Method

We infuse tourmaline particles into the filters of our water machines and water mugs. Tourmaline is perceived to have certain health benefits.

Below is a list of our water treatment products:

No.	Products	Trademark/Mark	Manufacturing Method
1	Tourmaline Machine		Filling Method
2	Tourmaline Water Mug		Filling Method
3	Tap Water Purifier		Filling Method

Our Foot Sauna Bucket was introduced in 2011. The bottom of our Foot Sauna Bucket is filled with tourmaline particles.

Below is brief introduction to our Foot Sauna Bucket:

No.	Products	Trademark/Mark	Manufacturing Method

1	Foot Sauna Bucket		Filling Method

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

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have 8 employees engaged in manufacturing as of the date of this report. We have our own design team comprising 4 designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2011 and 2012, respectively.

Top Ten Customers in 2011

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xue Li Franchise Store	608,105	93,937	Wellness House, Tourmaline Mattress, etc.	2.1%
2	Yan Yang Franchise Store	569,319	87,946	Tourmaline Mattress , Foot Sauna Bucket, etc.	2.0%
3	Yanju Fu Franchise Store	567,153	87,611	Tourmaline Mattress , Tourmaline Water Machine, etc.	2.0%
4	Yumei Wu Franchise Store	548,262	84,693	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.9%
5	Xiaoyan Wang Franchise Store	543,495	83,957	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.9%
6	Hongyan Jia Franchise Store	530,607	81,966	Tourmaline Mattress , Tourmaline Water Machine, etc.	1.9%
7	Fuzhen Feng Franchise Store	519,428	80,239	Tourmaline Mattress , Toumaline Soap, etc.	1.8%
8	Li Miao Franchise Store	512,340	79,144	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.8%
9	Huilin Sun Franchise Store	501,128	77,412	Tourmaline Mattress , Foot Sauna Bucket, etc.	1.8%
10	Xia Zhang Franchise Store	445,656	68,843	Tourmaline Mattress , Tourmaline Water Machine, etc.	1.6%
	Total	5,345,493	825,748		18.8%

Top Ten Customers in 2012

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xiangyun Xue Store	420,554	66,545	Wellness House, Foot Sauna Bucket, etc.	3.5%
2	Lijun Sun Store	300,797	47,596	Wellness House, Foot Sauna Bucket, etc.	2.5%
3	Baocong Yang Store	264,863	41,910	Wellness House , Tourmaline Mattress, etc.	2.2%
4	Xue Li Store	201,895	31,946	Tourmaline Mattress , Wellness House, etc.	1.7%
5	Xiuxue Xu Store	201,425	31,872	Wellness House, Foot Sauna Bucket, etc.	1.7%
6	Jianhui Zhou Store	172,511	27,297	Wellness House , Tourmaline Mattress,, etc.	1.4%
7	Huilin Sun Store	156,170	24,711	Wellness House, Foot Sauna Bucket, etc.	1.3%
8	Yan Yang Store	154,884	24,508	Wellness House, Tourmaline Water Machine, etc.	1.3%
9	Guizhi Wu Store	147,388	23,321	Wellness House, Foot Sauna Bucket, etc.	1.2%
10	Dejun Wang Store	132,800	21,013	Foot Sauna Bucket , Tourmaline Water Machine, etc.	1.1%
	Total	2,153,287	340,719		18.0%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2011 and 2012.

Suppliers

Below is a list of our top ten suppliers in 2011 and 2012, respectively.

Top Ten Suppliers in 2011

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Beijing Lvli Tongda Trading Co., Ltd.	2,451,120	378,638	Wellness House for family use and Food Sauna bucket	25.0%
2	Anhui Saunaking Co., Ltd.	1,258,600	194,423	Wellness House for family use and Food Sauna bucket	12.8%
3	Hangzhou Siluhua Home Textile Co., Ltd.	567,814	87,713	Tourmaline Mattress	5.8%
4	Penglai Huakang Healthcare Product Co., Ltd.	562,400	86,877	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	5.7%
5	Beijing Shenghua Meiye technology development Co., Ltd.	284,868	44,005	Health care medicine	2.9%
6	Tianjin Hezhi Pharmaceutical Co., Ltd.	212,354	32,804	Health care medicine	2.2%
7	Suzhou Xuezi Daliy Chemicals Co., Ltd.	147,402	22,770	Soap	1.5%
8	Guangdong Hongjie Undergarment Manufacturing Co., Ltd.	93,555	14,452	Undergarment	1.0%
9	Shangyu Jingshen Plastics Co., Ltd.	76,554	11,826	Package of cosmetics	0.8%
10	Guangzhou Daao Cosmetics Co., Ltd.	70,906	10,953	Cosmetics	0.7%
	Total	5,725,573	884,461

Top Ten Suppliers in 2012

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Hangzhou Siluhua Home Textile Co., Ltd.	916,827	145,071	Tourmaline Mattres	11.8%
2	HEALTHLAND SAUNA EQUIPMENT CO., LTD.	793,815	125,607	Wellness House for family use	10.2%
3	Anhui Saunaking Co., Ltd.	726,275	114,920	Wellness House for family use and Food Sauna bucket	9.3%
4	Xuzhou Kailier Sauna Equipment Co.,Ltd.	487,500	77,138	Food Sauna bucket	6.3%
5	Penglai Huakang Healthcare Product Co., Ltd.	452,900	71,663	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	5.8%
6	Jilin Luwang Sanbao Bio-Technique Co. Ltd.	398,025	62,980	Health food	5.1%
7	Jiangsu Aidefu Latex Produce Co. , ltd.	318,000	50,318	Tourmaline Mattres	4.1%
8	Tianjin Hezhi Pharmaceutical Co., Ltd.	301,855	47,763	Health food	3.9%
9	Hangzhou Tiger Water Treatment Equipment Co. , Ltd.	250,284	39,603	Tourmaline Water Machine Materials	3.2%
10	Guilin Xinzhu Nature Biological Engineering Materials Co. , Ltd.	100,000	15,823	Tourmaline	1.3%
	Total	4,745,481	750,886		61.0%

In 2011, two major suppliers accounted for 25% and 12.8%, respectively of our annual raw materials purchases and in 2012 two major suppliers accounted for11.8% and 10.2%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 92% of our annual sales in 2011 and 2012 were made to our franchisees.

As of the date of this Report, there are approximately 193 franchise stores across the PRC that are authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	49
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	57
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	40
Southern China (Guangdong, Hainan, Guangxi)	12
Central China (Henan, Hubei, Hunan)	20
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	15

Total	193

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

Cooperative Contract On Investment in Establishing Joway Hezhi Pharmaceutical Co., Ltd.

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

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 15 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2012, we held product seminars and meetings in approximately 60 cities in the PRC.

Generally, we are responsible for the cost of annual conferences. In 2011 and 2012, we incurred costs related to annual conferences of $148,607 (RMB 962,010) and $102,801 (RMB649,685), respectively.

	2011		2012
Expenses	RMB	US$	RMB	US$
Promotion	1,753,042	270,802	861,418	136,304
Printing	142,608	22,029	22,902	3,624
Travelling	515,453	79,625	234,528	37,110
Training	404,392	62,469	331,410	52,440
Salaries	1,353,251	209,044	915,352	144,838

Total	4,168,746	643,969	2,365,610	374,316

For the fiscal year 2013, we have a marketing and sales budget of $474,977 (RMB3,000,000), of which, $158,326 (RMB1,000,000) is budgeted for our 2013 annual conference, $158,326 (RMB1,000,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

•

Sales Channels Advantage: We have approximately 193 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

•

Talent Advantage：We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

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

Research and Development

As of December 31, 2012, we had four employees engaged in research and development activities. Our research and development focus is on developing new products in the daily health-related, water treatment, and home accessories lines, including tourmaline wool blankets, tourmaline laundry balls, tourmaline washing powder and tourmaline foot spa basins.

During 2012 and 2011, we spent $28,946 (RMB182,943) and $90,356 (RMB584,927 ), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2012 and 2011 as well as our R&D budget for 2013.

	2011		2012		2013 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$

Equipment	54,402	8,404	2,068	327	10,000	1,583

Samples	26,420	4,081	140	22	1,000	158

Travel Expense	9,712	1,500	2,947	466	3,000	475

Salary	476,492	73,606	158,428	25,068	150,000	23,749

Inspection Fee	17,901	2,765	19,360	3,063	20,000	3,167

Total	584,927	90,356	182,943	28,946	184,000	29,132

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

Employees

As of the date of this report, the Company, including its subsidiaries, has a total of 76 full time employees.

Joway Shengshi

As of the date of this report Joway Shengshi has 64 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	23
Sales	8
Distribution	5
Production	6
Research and development	4
Franchising	13
Finance	5

Joway Technology

As of the date of this Report, Joway Technology has 4 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Joway Decoration

As of the date of this Report, Joway Decoration has 7 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Shengtang Trading

As of the date of this Report, Shengtang Trading has 1 full-time employees based in Tianjin, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We act as a distributor for eight edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to SFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., Beijing Shenghua Meiye technology development Co., Ltd. and Tianjin Hezhi Pharmaceutical Co., Ltd. which all have obtained the necessary manufacturing licenses and certifications from the SFDA.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Report, we had approximately 76 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

We rely on the high quality of customer service and any poor service may lead to adverse impact on our business.

Our goal is to provide customer with first class service. It will be attained by the one-stop consultancy, analysis on feedback of customer to provide information on customer’s potential demand, customer file system to introduce new product and promotion policy. If we fail to supply high quality of customer service, we may incur considerable complaints from our customers and lose loyalty of our customers, as a result, more and more customers may pursue competitors’ products and our competitive ability may drop correspondingly.

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

Our principal operating subsidiaries are regarded as foreign invested enterprises (“FIE“s) under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of FIEs. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The effectiveness of our internal controls is essential to the integrity of our business and financial results. Our public reporting obligations currently place and are expected to continue to place a strain on our management, operational and financial resources and systems. We have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

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

Item 2. PROPERTIES.

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

Item 3. LEGAL PROCEEDINGS.

We have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. MINE SAFETY DISCLOSURES.

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

Fiscal Year 2011	High	Low
First Quarter	$1.49	$0.65
Second Quarter	$1.50	$0.65
Third Quarter	$1.50	$1.15
Fourth Quarter	$1.15	$0.65

Fiscal Year 2012	High	Low
First Quarter	$1	$0.075
Second Quarter	$0.075	$0.03
Third Quarter	$0.04	$0.015
Fourth Quarter	$0.02	$0.02

Holders of Our Common Stock

As of December 31, 2012, we had 408 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In connection with their service on the Company’s Board of Directors, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. In 2012, the Company granted Ms. Quintero and Mr. Pryor 10,000 and 8,000 shares of the Company’s common stock, respectively.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to approximately 200 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

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

Beginning in 2009, we began to develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2012, we had 193 franchisees compared to 247 as of December 31, 2011.

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2012. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2012 as compared to fiscal year 2011. We expect the price of textiles to remain stable in 2013. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s GDP growth in 2012 dropped to 7.8%, compared with 9.2% in 2011. Domestic demand for, and consumption of, health-related products decreased substantially as a result of this slowdown.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2012	2011
REVENUES	$1,897,906	$4,384,284
COST OF REVENUES	601,028	1,067,461

GROSS PROFIT	1,296,878	3,316,823
OPERATING EXPENSES	2,631,730	2,906,202

INCOME (LOSS) FROM OPERATIONS	(1,334,852)	410,621
OTHER INCOME, NET	53,206	394,206

INCOME (LOSS) BEFORE INCOME TAXES	(1,281,646)	804,827
INCOME TAXES	17,969	171,101

NET INCOME (LOSS)	$(1,299,615)	$633,726

Business Segments

In 2012 and 2011, the Company operated in three reportable business segments - (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$653,660	34.4%	$509,327	26.8%	$734,919	38.7%	$1,897,906
COST OF REVENUES	158,233	26.3%	165,182	27.5%	277,613	46.2%	601,028

GROSS PROFIT	495,427	38.2%	344,145	26.5%	457,306	35.3%	1,296,878
GROSS MARGIN	75.8%		67.6%		62.2%		68.3%
OPERATING EXPENSES	906,395	34.4%	706,259	26.8%	1,019,076	38.7%	2,631,730

LOSS FROM OPERATIONS	$-410,968	30.8%	$-362,114	27.1%	$-561,770	42.1%	$-1,334,852

For the year ended December 31, 2011

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,257,497	51.5%	$767,095	17.5%	$1,359,692	31.0%	$4,384,284
COST OF REVENUES	389,539	36.5%	222,872	20.9%	455,050	42.6%	1,067,461

GROSS PROFIT	1,867,958	56.3%	544,223	16.4%	904,642	27.3%	3,316,823
GROSS MARGIN	82.7%		70.9%		66.5%		75.7%
OPERATING EXPENSES	1,496,423	51.5%	508,483	17.5%	901,296	31.0%	2,906,202

INCOME FROM OPERATIONS	$371,535	90.5%	$35,740	8.7%	$3,346	0.8%	$410,621

Year Ended December 31, 2012 Compared to December 31, 2011

Revenue. For the year ended December 31, 2012, revenue was $1,897,906 compared to $4,384,284 for the year ended December 31, 2011, a decrease of $2,486,378, or 56.7%. This decrease was mainly due to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. The following three main reasons caused the decrease in revenue for these two segments in 2012. First, most products of our healthcare knit goods segment and wellness houses and activated water machines segment are durable consumables which have three or more years of life cycle. Our franchisees’ demand for our products in 2012 may have been affected because of the large amount of our main products they purchased in 2010. Second, the demand to our products has been affected by the slowdown of the economy because China’s GDP growth dropped to 7.8% in 2012, compared with 9.2% in 2011. Finally, during the year of 2012, in order to concentrate on high-quality franchisees we strengthened the enforcement of the terms of our franchise agreements and policies in 2012 after focusing mostly on increasing franchise stores in 2011. As a result, the number of our franchisees decreased compared to the number in the end of 2011, which also caused a decrease in revenue.

Revenue from healthcare knit goods segment decreased by $1,603,837, or 71.0% to $653,660 for the year ended December 31, 2012 from $2,257,497 for the year ended December 31, 2011. This is primarily due to a $1.2 million decrease in sales of our mattress products, which is our best-selling product category. Our mattress products are durable consumables which have three or more years of life cycle, and our revenues in 2012 may have been negatively impacted by the large orders of this product by our franchisees in 2010.

Revenue from daily healthcare and personal care products decreased by $257,768, or 33.6% to $509,327 for the year ended December 31, 2012 from $767,095 for the year ended December 31, 2011. This decrease was mainly due to the decrease in sales of our Tourmaline Scarf. Tourmaline Scarf was our best-selling products in 2011. With the purchase demand of our franchisees shrinking this year, the sales of our best selling products suffered greatly.

Revenue from wellness houses and activated water machines decreased by $624,773 or 45.9% to $734,919 for the year ended December 31, 2012 from $1,359,692 for the year ended December 31, 2011. This decrease was mainly due to approximately $0.4 million of decrease in sales of activated water machine. Since our activated water machine is durable consumables which have three or more years of life cycle, the large number of purchases by our franchisees in 2010 may have had an adverse effect on our sales in 2012.

Cost of Goods Sold. For the year ended December 31, 2012, cost of goods sold was $601,028 compared to $1,067,461 for the year ended December 31, 2011, a decrease of $466,433, or 43.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $158,233 for the year ended December 31, 2012 from $389,539 for the year ended December 31, 2011. This decrease was mainly due to a decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $165,182 for the year ended December 31, 2012 from $222,872 for the year ended December 31, 2011. This decrease was primarily due to the decrease in the sale and cost of Xin-Nao-Ling Fish Oil Soft Gel with higher cost rate in 2012. As the result of the decrease in sales, the decrease in the cost of the product was significant in 2012.

Cost of goods sold for wellness house and activated water machine segment decreased to $277,613 for the year ended December 31, 2012 from $455,050 for the year ended December 31, 2011. This was mainly due to the decrease in cost of activated water machine as a result of the decrease in sales in 2012.

Gross profit. Our gross profit decreased by $2,019,945 or 60.9% to $1,296,878 for the year ended December 31, 2012, compared to $3,316,823 for the year ended December 31, 2011. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 75.7% for the year ended December 31, 2011 to 68.3% for the year ended December 31, 2012. This decrease was mainly attributed to the decreased revenue in our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $1,372,531 or 73.5% to $495,427 for the year ended December 31, 2012 compared to $ 1,867,958 for the year ended December 31, 2011. This decrease was mainly due to decreased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment decreased from 82.7% for the year ended December 31, 2011 to 75.8% for the year ended December 31, 2012. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $200,078 or 36.8% to $344,145 for the year ended December 31, 2012, compared to $544,223 for the year ended December 31, 2011. This decrease was primarily due to the decreased sales of our Tourmaline Scarf products. Gross margin of daily healthcare and personal care segment decreased from 70.9% for the year ended December 31, 2011 to 67.6% for the year ended December 31, 2012. This decrease was mainly due to the decrease in sales of our Tourmaline Scarf products, which have higher gross margin.

Gross profit of the wellness house and activated water machine segments decreased by $447,336 or 49.4% to $457,306 for the year ended December 31, 2012, compared to $904,642 for the year ended December 31, 2011. This decrease was mainly attributed to a decrease in sales of our activated water machine. The gross margin of our wellness house and activated water machine segments decreased from 66.5% for the year ended December 31, 2011 to 62.2% for the year ended December 31, 2012.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $274,472, or 9.4%, from $2,906,202 for the year ended December 31, 2011 to $2,631,730 for the year ended December 31, 2012. This decrease was mainly due to the decrease of travel expenses in 2012. In 2012, we held more promotion meeting in Company’s headquarter than we did in 2011, which resulted a decrease in the time and cost of our marketing business trip outside. Operating expenses for healthcare knit goods segment decreased by $590,028 or 39.4% to $906,395 for the year ended December 31, 2012 from $1,496,423 for the year ended December 31, 2011. This decrease was mainly due to a decreased cost on promotion of our business represented by healthcare knit goods, most of which are the existing products for a long time. Operating expenses for daily healthcare and personal care segment increased by $197,776 or 38.9% to $706,259 for the year ended December 31, 2012 from $508,483 for the year ended December 31, 2011. This increase was mainly due to an increased cost on promoting our new products in daily healthcare and personal care segment. Operating expenses for wellness house and activated water machine segment increased by $117,780 or 13.1% to $1,019,076 for the year ended December 31, 2012 from $901,296 for the year ended December 31, 2011. This increase was mainly due to an increased proportion of our business represented by wellness house and activated water machine segment.

Income from operations. As a result of the foregoing, our income from operations was negative $1,334,852 for the year ended December 31, 2012, compared to $410,621 for the year ended December 31, 2011, a decrease of $1,745,473. This was mainly due to the decrease in sales.

Income taxes. Our income tax expenses decreased from $171,101 for the year ended December 31, 2011 to $17,969 for the year ended December 31, 2012. The decrease was primarily due to the decrease of income.

Net income. For the year ended December 31, 2012, our net loss was $1,299,615 compared to $633,726 of net income for the year ended December 31, 2011. This was primarily due to the decrease in Joway Shengshi’s net income.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2012	2011

Sales to franchise customers	$1,751,863	$4,053,478
Sales to non-franchise customers	146,043	330,806

Total sales	$1,897,906	$4,384,284

Change in franchise outlets:

Number of franchise outlets open at beginning of the year	247	244
Number of franchise outlets opened during the year	14	50
Number of franchise outlets closed during the year	(68)	(47)

Number of franchise outlets open at the end of the year	193	247

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2012 was $3,372,189 and decreased to $522,145 by the end of the year, a decrease of $2,850,044. This decrease was mainly due to the fact that we invested $1,266,604 in a short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China in 2012. We had net working capital of $3,382,578 at December 31, 2012, a decrease of $957,741 from $4,340,319 at December 31, 2011.

Our cash and Marketable Security are held in large, reputable financial institutions as follows:

	December 31, 2012	December 31, 2011
Cash in hand	$22,423	$20,238
Cash in Industrial and Commercial Bank of China	472,696	3,323,378
Cash in Agricultural Bank of China	26,026	18,393
Cash in Standard Chartered Hong Kong	1,000	1,000
Cash in China Merchant Bank	—	9,180

Total of Cash	522,145	3,372,189

Marketable Security in Industrial and Commercial Bank of China	1,266,604	—

Total of Cash and Marketable Security	$1,788,749	$3,372,189

Our cash flow information summary is as follows:

	For the year ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(1,184,590)	$(65,946)
Investing activities	(1,520,695)	(1,787,115)
Financing activities	$(237,163)	$(493,456)

Net Cash from Operating Activities

Net cash used in operating activities was $1,184,590 for the year ended December 31, 2012 compared to $65,946 for the year ended December 31, 2011. This was mainly due to $1,933,341 of decrease in net income.

For the year of 2012, cash was mainly used to cover the loss of $1,299,615 and purchase inventories of $409,733. This was primarily offset by cash provided from an add-back of $ 489,752 of depreciation for non-cash expense.

For the year of 2011, cash was mainly used to decrease tax payable of $693,040 and make advances to suppliers of $233,419, decrease accounts payable of $185,689 and increase inventory of $162,295, primarily offset by cash provided from net income of $633,726 and an add-back of $465,110 of depreciation for non-cash expense.

Net Cash from Investing Activities

Net cash used in investing activities was $1,520,695 for the year ended December 31, 2012, compared to $1,787,115 for the year ended December 31, 2011.

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

In addition, in 2011 we used $0.8 million to purchase four vehicles and $0.4 million to renovate one of our buildings for future employee and franchisee’s training purposes.

In 2012, we invested $1,266,604 of idle cash in a short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China, which has higher dividend yield than deposit interest.

Net Cash from Financing Activities

Net cash used in financing activities was $237,163 for the year ended December 31, 2012, compared to $493,456 for the year ended December 31, 2011. In 2012, we paid back $237,163 to Jinghe Zhang and Shenyang Joway, compared to $493,456 paid back to Jinghe Zhang and Shenyang Joway for the year of 2011.

On May 10, 2007, our operating subsidiaries, Joway Shengshi and Joway Technology entered into cash advance agreements with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to these agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi and Joway Technology. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2012, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,587,421 has been repaid. During the year of 2012 and 2011, Shengshi repaid $20,393 and $164,967 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $49,976. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2012 and 2011, the Company repaid $216,770 and $325,412 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Shenyang Joway for advances was $71,539. Shenyang Joway ceased operations at the end of 2009.

We have sufficient liquidity to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2012	2011
Building	$5,974,918	$5,748,086
Operating Equipment	377,636	374,541
Office furniture and equipment	331,449	323,141
Vehicles	1,078,215	1,081,492

Total	7,762,218	7,527,260
Less: accumulated depreciation	(1,445,858)	(956,106)

Property, plant and equipment, net	$6,316,360	$6,571,154

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $489,752 and $465,110, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2012 and 2011, the Company had allocated $0 and $17,448 to the statutory reserve, respectively.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2012 and 2011 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting—Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 is described as follows:

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

•

In 2011 we established the position of internal audit manager. In September 2011, we hired an internal audit manager who implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatments identified in such report have been fully implemented and confirmed by our internal control department. We are seeking a potential candidate who has sufficient experience in internal control and audit to fill the position vacated in July 2012 by the internal audit manager.

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

Item 9B. OTHER INFORMATION.

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

The Board of Directors is presently composed of three members: Jinghe Zhang, Socorro Quintero and Shepherd G. Pryor IV. Mr. Zhang serves as Chairman of the Board of Directors. On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company. The Board determined that Ms. Quintero and Mr. Pryor are independent directors within the meaning set forth in the rules and regulations of the SEC, as currently in effect. There are no family relationships between any director and executive officer. The Board of Directors held one meeting during fiscal year 2012.

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jinghe Zhang	47	President, Chief Executive Officer, and Director	2010
Socorro Quintero	61	Director	2011
Shepherd G. Pryor IV	66	Director	2011

The following is a summary of the biographical information of our directors:

JINGHE ZHANG, age 47, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

DR. SOCORRO QUINTERO, age 61, was appointed to the Company’s Board of Directors on February 22, 2011. Ms. Quintero has been a member of the faculty of Oklahoma City University since 1993 and is currently an Associate Professor of Finance. In 2007 and 2009, she was the Managing Director for the Corporate Directors Institute for the Meinders School of Business, at Oklahoma City University. The institute covered corporate governance issues applicable to US listed companies. She has served as an independent director and Audit Committee chairperson for Tiens Biotech Group (AMEX:TBV), a US AMEX listed company for 8 years. Ms. Quintero is the author of a number of academic financial research papers and numerous published talks on the topics of firm valuation, executive compensation, and the effects of regulations on asset pricing. Her finance expertise also extends to investments and strategies, risk management and the understanding and valuation of tradable financial innovations and contracts such as options. Prior to joining Oklahoma City University in 1993, she was a member of the Finance faculty at the University of South Florida. Prior to her career in Finance, she worked for a number of years in engineering and operations management for Abbott Laboratories and Levi Strauss & Co. Dr. Quintero has a M.S. in Industrial and Systems Engineering from Georgia Institute of Technology, Atlanta and a Bachelor of Science in Physics from the University of the Philippines. Ms. Quintero obtained her Ph.D. in Finance from the University of Texas at Austin in 1989.

SHEPHERD G. PRYOR IV, age 66, was appointed to the Company’s Board of Directors on February 22, 2011. Mr. Pryor has been providing management consulting services as an independent management consultant for a broad spectrum of clients ranging from major financial institutions, fortune 500 companies and law firms. In 2011, Mr. Pryor has completed the requisite requirements to achieve the highest level of NACD director credentials and is now a 2011 NACD Board Leadership Fellow. Since 1991 to present, Mr. Pryor, through Board Resources, a division of Team Work Technologies, has been providing consulting services to Boards of Directors and CEOs, devising and implementing corporate governance and strategic solutions. Mr. Pryor currently serves as non-executive Chairman of the Board of Ulteig Engineers, Inc, (private) an engineering professional services firm, and Chairman of the audit committee and director of Taylor Capital Group (NASD), a bank holding company. Prior to working as an independent management consultant, Mr. Pryor worked for Lobue Associates, Inc., in Green Valley, Nevada, as a senior consultant and product manager, where he developed and marketed new products related to credit-oriented services provided to banks worldwide. In 1991, he worked as a Senior Vice President, Deputy Group Head for Well Fargo Bank, N.A., San Francisco, CA. From 1977 to 1990, he worked as Vice President or Assistant Vice President at the Wells Fargo Corporate Service, Inc. in Chicago, IL in business developing and management capacities. From 1971 to 1977, he worked for The First National Bank of Chicago in Chicago, IL at the practice area of corporate lending. Mr. Pryor holds a MBA degree from University of Chicago and an A.B. in Economics from Princeton University.

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

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.jowayhealth.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Huang Yuan (No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	47	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	41	Chief Financial Officer, Joway Shengshi
Yanli Feng	40	General Manager, Shengtang Trading

JINGHE ZHANG, age 47, is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 41, has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his masters degree and bachelors degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

YANLI FENG, age 40, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2011 and 2012. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2011 or 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang	2011	$67,463	(1)	—	—	—	—	—	—	$67,463
President, Chief Executive Officer	2012	$85,445	(2)	—	—	—	—	—	—	$85,445

(1)	The amount of $67,463 in the table above represents the compensation received by Mr. Zhang for the entire year of 2011, and includes $54,491 received in his capacity as the General Manager of Joway Shengshi. From January 1, 2010 to February 28, 2011, Mr. Zhang received a monthly salary of RMB 7,000 (approximately $1,081 translated at the exchange rate of 1 USD=6.47351 RMB). On March 1, 2011, Mr. Zhang’s salary as General Manager of Joway Shengshi was increased to RMB 38,000 per month with 80% of that figure in the first three months.
(2)	The amount of $85,445 in the table above represents the compensation received by Mr. Zhang for the entire year of 2012.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2012, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2012.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Socorro Quintero(1)	$38,000	10,000	—	—	—	—	$48,000

Shepherd G. Pryor IV(2)	$30,000	8,000	—	—	—	—	$38,000

(1)	At December 31, 2012, the aggregate number of stock awards outstanding for Ms. Quintero was 20,000 shares of common stock.
(2)	At December 31, 2012, the aggregate number of stock awards outstanding for Mr. Pryor was 16,000 shares of common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 2 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class

Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.88%

Directors and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
Jingyun Chen	32,000	*
Yanli Feng	24,000	*
Socorro Quintero	20,000	*
Shepherd G. Pryor IV	16,000	*
All directors and executive officers (6 persons)	17,530,000	87.49%

*	Under 1% of the issued and outstanding shares as of March 31, 2013.
(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2013 (20,000,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang will become the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe over the next three years.
(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe. In addition, Mr. Zhang has entered into a Call Option Agreement with Mr. Liu, the sole shareholder of Crystal Globe, pursuant to which Mr. Zhang has the right to purchase up to 99% of the shares of Crystal Globe (“the Option”); thirty-four percent (34%) of the Option vested on April 2, 2011, and 33% of the Option vests on April 2, 2012 and April 2, 2013, respectively.
(4)	Includes grants made to the independent directors in 2011 and 2012.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2012 and 2011, and in which any of the following persons had or will have a direct or indirect material interest.

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

•

On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2012 and 2011, the Company repaid $216,770 and $325,412 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Shenyang Joway for advances was $71,539. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2012, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,587,421 has been repaid. During the year of 2012 and 2011, Shengshi repaid $20,393 and $164,967 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $49,976.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For 2012, we incurred aggregate fees and expenses of $90,000 from RBSM LLP for work completed for our annual audits and $30,000 from SHERB & CO., LLP for work completed for our quarterly reviews. For 2011, we incurred aggregate fees and expenses of $120,000 from SHERB & CO., LLP, primarily for work completed for our quarterly reviews and annual audits.

Audit-Related Expenses

Audit-related expenses for 2012 and 2011 were $1,992 and $3,917, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2012 and 2011.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2012 and 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee of the Company meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company’s independent registered public accounting firm to perform audit and permissible non-audit services provided to the Company by the independent auditors.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd. (8)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 16, 2010.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.
(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2013

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

/s/ JINGHE ZHANG Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	March 31, 2013

/s/ YUAN HUANG Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2013

/s/ SOCORRO QUINTERO Socorro Quintero	Director	March 31, 2013

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 31, 2013

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Joway Health Industries Group, Inc.

We have audited the accompanying consolidated balance sheet of Joway Health Industries Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joway Health Industries Group, Inc. and Subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

March 22, 2013

New York, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Joway Health Industries Group, Inc.

We have audited the accompanying consolidated balance sheet of Joway Health Industries Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joway Health Industries Group, Inc. and Subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

March 23, 2012

New York, New York

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$522,145	$3,372,189
Short-term investment	1,266,604	—
Accounts receivable, net	11,594	38,053
Other receivables	46,727	46,970
Inventories	1,254,705	873,999
Advances to suppliers	276,953	377,028
Prepaid taxs	211,760	185,763
Prepaid expense	42,898	3,591

Total current assets	3,633,386	4,897,593

PROPERTY, PLANT AND EQUIPMENT, net	6,316,360	6,571,154

OTHER ASSETS:
Long-term Investment	237,488	235,675
Intangible assets, net	656,211	622,321
Long-term prepaid expenses	192,825	203,391

Total other assets	1,086,524	1,061,387

Total assets	$11,036,270	$12,530,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,948	$119,727
Advances from customers	20,265	13,172
Other payables	69,080	65,697
Due to related parties	121,515	358,678

Total current liabilities	250,808	557,274

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,036,000 and 20,018,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	20,036	20,018
Additional paid-in-capital	7,361,143	7,343,161
Statutory reserves	354,052	354,052
Retained earnings	2,089,151	3,388,766
Accumulated other comprehensive income	961,080	866,863

Total stockholders’ equity	10,785,462	11,972,860

Total liabilities and stockholders’ equity	$11,036,270	$12,530,134

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011
REVENUES	$1,897,906	$4,384,284

COST OF REVENUES	601,028	1,067,461

GROSS PROFIT	1,296,878	3,316,823

Selling expenses	564,219	840,612
General and administrative expenses	2,067,511	2,065,590

OPERATING EXPENSES	2,631,730	2,906,202

INCOME (LOSS) FROM OPERATIONS	(1,334,852)	410,621

Interest income	4,128	6,370
Other income	78,895	400,517
Other expenses	(29,817)	(12,681)

OTHER INCOME, NET	53,206	394,206

INCOME (LOSS) BEFORE INCOME TAXES	(1,281,646)	804,827

INCOME TAXES	17,969	171,101

NET INCOME (LOSS)	(1,299,615)	633,726

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	94,217	437,286

COMPREHENSIVE INCOME (LOSS)	$(1,205,398)	$1,071,012

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	(0.06)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,033,879	20,018,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					other	Total
	Number of shares	Common stock	Additional paid-in capital	Statutory reserves	Retained earnings	comprehensive income	stockholder’s equity
BALANCE, December 31, 2010	20,000,000	20,000	7,316,179	336,604	2,772,488	429,577	10,874,848

Net Income	—	—	—	—	633,726	—	633,726
Appropriation to statutory reserves	—	—	—	17,448	(17,448)	—	—
Stock-based compensation to Independent Directors	18,000	18	26,982	—	—	—	27,000
Foreign currency translation gain	—	—	—	—	—	437,286	437,286

BALANCE, December 31, 2011	20,018,000	$20,018	$7,343,161	$354,052	$3,388,766	$866,863	$11,972,860

Net Loss	—	—	—	—	(1,299,615)	—	(1,299,615)
Stock-based compensation to Independent Directors	18,000	18	17,982	—	—	—	18,000
Foreign currency translation gain	—	—	—	—	—	94,217	94,217

BALANCE, December 31, 2012	20,036,000	$20,036	$7,361,143	$354,052	$2,089,151	$961,080	$10,785,462

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,299,615)	$633,726
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	489,752	465,110
Amortization	18,875	18,865
Loss on sale of assets	5,961	13,538
Stock-based compensation	18,000	27,000
Changes in operating assets and liabilities:
Accounts receivable, trade	26,459	(28,415)
Other receivables	243	34,192
Inventories	(409,733)	(162,295)
Advances to suppliers	100,075	(233,419)
Prepaid Expense	(39,307)	30,293
Accounts payable	(79,779)	(185,689)
Advances from customers	7,093	11,750
Other payable	131	(8,522)
Salary and welfare payable	3,252	10,960
Taxes payable	(25,997)	(693,040)

Net cash used in operating activities	(1,184,590)	(65,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(207,547)	(1,530,172)
Proceeds from sale of equipment	6,221	4,311
Investment	(1,266,604)	(235,675)
Purchase of intangible assets	(52,765)	(25,579)

Net cash used in investing activities	(1,520,695)	(1,787,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(237,163)	(493,456)

Net cash used in financing activities	(237,163)	(493,456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	92,404	437,286

NET DECREASE IN CASH	(2,850,044)	(1,909,231)

CASH, beginning of year	3,372,189	5,281,420

CASH, end of year	$522,145	$3,372,189

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$16,628	$537,879
Interest paid	$—	$—

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,036	86.88% owned by Crystal Globe Limited 13.12% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products

Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

	December 31,
	2012	2011
Year ended RMB: USD Exchange rate	6.3161	6.3647
Average yearly RMB: USD Exchange rate	6.31984	6.47351

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2012 and 2011 foreign currency translation adjustments of $ 94,217 and $437,286, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company, when necessary, maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2012 and December 31, 2011, respectively, the Company has no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2012 and December 31, 2011, respectively, the Company had no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $276,953 and $377,028 as of December 31, 2012 and 2011, respectively.

Investments

Investments in which the Company has a 20% to 50% interest is accounted for by the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s income or loss.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2012 and 2011.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $71,415 and $37,397 for the years ended December 31, 2012 and 2011, respectively.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The Company believes that the adoption of this standard did not materially expand its consolidated financial statement footnote disclosures.

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

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2012	2011
Accounts receivable	$11,594	$38,053
Less: Allowance for bad debt	—	—

Accounts receivable	$11,594	$38,053

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$287,560	$293,807
Packages	6,850	6,215
Finished goods	920,829	535,736
Low value consumables	39,466	38,241

Total	$1,254,705	$873,999

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
Building	$5,974,918	$5,748,086
Operating Equipment	377,636	374,541
Office furniture and equipment	331,449	323,141
Vehicles	1,078,215	1,081,492

Total	7,762,218	7,527,260
Less: accumulated depreciation	(1,445,858)	(956,106)

Property, plant and equipment, net	$6,316,360	$6,571,154

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $489,752 and $465,110, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2012	2011
Land use rights	$653,578	$648,586
Other intangible assets	83,622	35,849

Total	737,200	684,435
Less: accumulated amortization	(80,989)	(62,114)

Intangible assets, net	$656,211	$622,321

Amortization expense of intangible assets for the years ended December 31, 2012 and 2011 was $18,875 and $18,865, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2013	$23,795
2014	$23,795
2015	$23,795
2016	$23,795
2017	$23,795
Thereafter	$537,236

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consists of the following:

	December 31,
	2012	2011
Shenyang Joway Industrial Development Co., Ltd.	$71,539	$288,309
Jinghe Zhang	49,976	70,369

Total	$121,515	$358,678

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

•

On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2012 and 2011, the Company repaid $216,770 and $325,412 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Shenyang Joway for advances was $71,539. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2012, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,587,421 has been repaid. During the year of 2012 and 2011, Shengshi repaid $20,393 and $164,967 of these advances, respectively. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $49,976.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2012, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Note 8 – INCOME TAXES

The Company’s operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Joway Decoration, as a wholesale and retail enterprise, is taxed based on a formula that applies the statutory income tax rate to 5% of revenue in 2011 pursuant to “Measures for Verification Collection of Enterprise Income Tax” issued by the PRC State Administration of Taxation.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2012	2011
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	(6%)	(16%)
Tax adjustment from China tax authority for 2010 income tax (2)	0	6%
Tax adjustment for business entertainment expenses (3)	0	3%
Effect of losses	(20%)	0%
Effective rate	(1%)	18%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue.
(2)	The Company’s 2010 Corporate Income Tax Filing in China was reviewed by the PRC tax authority. As a result, the Company’s taxable income was increased for the 2010 taxable year and the Company paid additional income tax of $61,653.
(3)	Pursuant to the People’s Republic of China Enterprise Income Tax Law, for business entertainment expenses, only 60% of the incurred amount shall be deductible but the deduction shall not exceed 0.5% of the sales of that year.

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the year ended December 31, 2012 and 2011, the Company had allocated $0 and $17,448, respectively.

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

Note 11 – SEGMENTS

In 2012 and 2011, the Company operated in three reportable business segments - (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$653,660	$158,233	$495,427	$(410,968)	$175,177	$514,073
Daily Healthcare and Personal Care Series	509,327	165,182	344,145	(362,114)	136,496	239,823
Wellness House and Activated Water Machine Series	734,919	277,613	457,306	(561,770)	196,954	711,283

Segment Totals	$1,897,906	$601,028	$1,296,878	(1,334,852)	$508,627	1,465,179

Other Income, net				53,206
Income Tax				17,969

Unallocated Assets						9,571,091

Net Loss				$(1,299,615)

Total Assets						$11,036,270

For the year ended December 31, 2011

	Sales	COGS	Gross profit	Income from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$2,257,497	$389,539	$1,867,958	$371,535	$249,202	$314,564
Daily Healthcare and Personal Care Series	767,095	222,872	544,223	35,740	84,679	184,874
Wellness House and Activated Water Machine Series	1,359,692	455,050	904,642	3,346	150,095	650,245

Segment Totals	$4,384,284	$1,067,461	$3,316,823	410,621	$483,975	1,149,683

Other Income, net				394,206
Income Tax				171,101

Unallocated Assets						11,380,451

Net Income				$633,726

Total Assets						$12,530,134

Note 12 - FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2012	2011

Sales to franchise customers	$1,751,863	$4,053,478
Sales to non-franchise customers	146,043	330,806

Total sales	$1,897,906	$4,384,284

Change in franchise outlets:

Number of franchise outlets open at beginning of period	247	244
Number of franchise outlets opened during the period	14	50
Number of franchise outlets closed during the period	(68)	(47)

Number of franchise outlets open at the end of the period	193	247

Note 13 – INVESTMENTS

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5, 000,000. It engages in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. As of the date of report, Joway Hezhi is still in the early preparatory period and has no operations.

Short-Term Investment:

At December 31, 2012, the Company has a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy.