Form 10-Q
period 2013-03-31
Joway Health Industries Group Inc
filed 2013-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2013 was 20,054,000 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,163,608	$522,145
Short-term investment	—	1,266,604
Accounts receivable	—	11,594
Other receivables	215,845	46,727
Inventories	1,334,097	1,254,705
Advances to suppliers	232,673	276,953
Prepaid taxes	326,567	211,760
Prepaid expense	28,655	42,898

Total current assets	3,301,445	3,633,386

PROPERTY, PLANT AND EQUIPMENT, net	6,228,830	6,316,360

OTHER ASSETS:
Long-term investment	238,793	237,488
Intangible assets, net	653,833	656,211
Long-term prepaid expenses	191,004	192,825

Total other assets	1,083,630	1,086,524

Total assets	$10,613,905	$11,036,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$50,437	$39,948
Advances from customers	23,761	20,265
Other payables	67,077	69,080
Due to related parties	113,911	121,515

Total current liabilities	255,186	250,808

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 20,036,000 and 20,036,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	20,036	20,036
Additional paid-in-capital	7,361,143	7,361,143
Statutory reserves	354,052	354,052
Retained earnings	1,602,843	2,089,151
Accumulated other comprehensive income	1,020,645	961,080

Total stockholders’ equity	10,358,719	10,785,462

Total liabilities and stockholders’ equity	$10,613,905	$11,036,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUES	$177,894	$790,632

COST OF REVENUES	55,255	195,381

GROSS PROFIT	122,639	595,251

Selling expenses	87,437	172,511
General and administrative expenses	523,670	421,787

OPERATING EXPENSES	611,107	594,298

(LOSS) INCOME FROM OPERATIONS	(488,468)	953

Interest income	251	1,318
Other income	5,056	8,739
Other expenses	(1,769)	(48)

OTHER INCOME, NET	3,538	10,009

(LOSS) INCOME BEFORE INCOME TAXES	(484,930)	10,962
INCOME TAXES	1,378	3,448

NET (LOSS) INCOME	(486,308)	7,514

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	59,565	76,462

COMPREHENSIVE (LOSS) INCOME	$(426,743)	$83,976

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,036,000	20,027,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(486,308)	$7,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	130,400	131,474
Amortization	6,426	4,716
Stock-based compensation	—	18,000
Changes in operating assets and liabilities:
Accounts receivable, trade	11,594	26,722
Other receivables	(169,118)	(82,226)
Inventories	(79,392)	(247,127)
Advances to suppliers	44,280	(59,310)
Prepaid expense	14,243	(47,524)
Accounts payable	10,489	137,465
Advances from customers	3,496	6,962
Other payable	(674)	(390)
Salary and welfare payable	(1,329)	10,587
Taxes payable	(114,807)	30,400

Net cash (used in) operating activities	(630,700)	(62,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	—	(127,728)
Redemption of investment	1,266,604	—

Net cash provided by (used in) investing activities	1,266,604	(127,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(7,604)	(21,643)

Net cash (used in) financing activities	(7,604)	(21,643)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,163	70,643

NET INCREASE (DECREASE) IN CASH	641,463	(141,465)
CASH, beginning of period	522,145	3,372,189

CASH, end of period	$1,163,608	$3,230,724

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$1,796	$7,171
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

The unaudited condensed consolidated financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”), its subsidiaries, and variable interest entities (“VIEs”) where Joway Health is deemed the primary beneficiary. Joway Health, its subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,036	86.8% owned by Crystal Globe Limited 13.2%owned by other institutional and individual investors	Investment Holding

Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding

Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory

Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products

Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House

Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House

Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 1, 2013.

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

	For the three months ended March 31,		For the year ended December 31,
	2013	2012	2012
Period ended RMB: USD Exchange rate	6.2816	6.3247	6.3161
Average RMB: USD Exchange rate	6.28582	6.32012	6.31984

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2013 and 2012 foreign currency translation adjustments of $59,565 and $76,462, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2013 and December 31, 2012, respectively, the Company had no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2013 and December 31, 2012, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $232,673 and $276,953 as of March 31, 2013 and December 31, 2012, respectively.

Long-term Investments

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2013 and 2012.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $4,569 and $8,178 for the three months ended March 31, 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which is codified in ASC Topic 210, Balance Sheet. This pronouncement contains new disclosure requirements about a company’s right of setoff and related arrangements associated with its financial and derivative instruments. ASU 2011-11 will be effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$—	$11,594
Less: Allowance for bad debt	—	—

Accounts receivable	$—	$11,594

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$295,589	$287,560
Packages	7,189	6,850
Finished goods	991,582	920,829
Low value consumables	39,737	39,466

Total	$1,334,097	$1,254,705

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
Building	$6,007,972	$5,974,918
Operating Equipment	379,710	377,636
Office furniture and equipment	333,269	331,449
Vehicles	1,084,137	1,078,215

Total	7,805,088	7,762,218
Less: accumulated depreciation	(1,576,258)	(1,445,858)

Property, plant and equipment, net	$6,228,830	$6,316,360

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $130,400 and $131,474, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Land use rights	$657,167	$653,578
Other intangible assets	84,081	83,622

Total	741,248	737,200
Less: accumulated amortization	(87,415)	(80,989)

Intangible assets, net	$653,833	$656,211

Amortization expense of intangible assets for the three months ended March 31, 2013 and 2012 was $6,426 and $4,716, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2013	$25,704
2014	$25,704
2015	$25,704
2016	$25,704
2017	$25,704
Thereafter	$527,691

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2013	2012
Shenyang Joway Industrial Development Co., Ltd.	$63,919	$71,539
Jinghe Zhang	49,992	49,976

Total	$113,911	$121,515

Transactions with Shenyang Joway

Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009, Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

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

•

On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $727,782 has been repaid. For the three months ended March 31, 2013, the Company repaid $7,620 of these advances. As of March 31, 2013, the total unpaid principal balance due Shenyang Joway for advances was $63,919. Shenyang Joway ceased operations at the end of 2009.

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

•

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,587,405 has been repaid. In 2011 and 2012, Joway Shengshi was advanced $0 by Jinghe Zhang. As of March 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $49,992.

•

On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of March 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2013	2012
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	0	(13%)
Effect of losses	(25%)	19%
Effective rate	0%	31%

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% and 8% of revenue for the year of 2012 and 2013.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2013, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – SEGMENTS

In 2013 and 2012, the Company operated in three reportable business segments: (1) Healthcare Knitgoods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$34,188	$11,016	$23,172	$-94,271	$26,295	$533,698
Daily Healthcare and Personal Care Series	63,464	17,799	45,665	-172,350	48,813	253,184
Wellness House and Activated Water Machine Series	80,242	26,440	53,802	-221,847	61,718	697,305

Segment Totals	$177,894	$55,255	$122,639	-488,468	$136,826	1,484,187

Other Income, net				3,538
Income Tax				1,378

Unallocated Assets						9,129,718

Net Loss				$-486,308

Total Assets						$10,613,905

For the three months ended March 31, 2012

	Sales	COGS	Gross profit	Income (loss) from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$349,918	$74,981	$274,937	$11,912	$60,275	$316,358
Daily Healthcare and Personal Care Series	148,436	40,307	108,129	(3,446)	25,569	222,332
Wellness House and Activated Water Machine Series	292,278	80,093	212,185	(7,513)	50,346	849,959

Segment Totals	$790,632	$195,381	$595,251	953	$136,190	1,388,649

Other Income, net				10,009
Income Tax				3,448

Unallocated Assets						11,407,808

Net Income				$7,514

Total Assets						$12,796,457

NOTE 11 – FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2013	2012
Sales to franchise customers	$144,098	$737,399
Sales to non-franchise customers	33,796	53,233

Total sales	$177,894	$790,632

NOTE 12 – INVESTMENT

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

Short-Term Investment:

At December 31, 2012, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the three months ended March 31, 2013, all of this short-term investment was liquidated and the funds were returned to the company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2013	2012
REVENUES	$177,894	$790,632
COST OF REVENUES	55,255	195,381

GROSS PROFIT	122,639	595,251
OPERATING EXPENSES	611,107	594,298

(LOSS) INCOME FROM OPERATIONS	(488,468)	953
OTHER INCOME, NET	3,538	10,009

(LOSS) INCOME BEFORE INCOME TAXES	(484,930)	10,962
INCOME TAXES	1,378	3,448

NET (LOSS) INCOME	$(486,308)	$7,514

Business Segments

In 2013 and 2012, we operated in three reportable business segments: (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$34,188	19.2%	$63,464	35.7%	$80,242	45.1%	$177,894
COST OF REVENUES	11,016	19.9%	17,799	32.2%	26,440	47.9%	55,255

GROSS PROFIT	23,172	18.9%	45,665	37.2%	53,802	43.9%	122,639
GROSS MARGIN	67.8%		72.0%		67.0%		68.9%
OPERATING EXPENSES	117,443	19.2%	218,015	35.7%	275,649	45.1%	611,107

LOSS FROM OPERATIONS	$(94,271)	19.3%	$(172,350)	35.3%	$(221,847)	45.4%	$(488,468)

For the three months ended March 31, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$349,918	44.3%	$148,436	18.8%	$292,278	37.0%	$790,632
COST OF REVENUES	74,981	38.4%	40,307	20.6%	80,093	41.0%	195,381

GROSS PROFIT	274,937	46.2%	108,129	18.2%	212,185	35.6%	595,251
GROSS MARGIN	78.6%		72.8%		72.6%		75.3%
OPERATING EXPENSES	263,025	44.3%	111,575	18.8%	219,698	37.0%	594,298

INCOME (LOSS) FROM OPERATIONS	$11,912	1249.9%	$(3,446)	-361.6%	$(7,513)	-788.4%	$953

For The Three Months Ended March 31, 2013 Compared to March 31, 2012

Revenue. For the three months ended March 31, 2013, revenue was $177,894 compared to $790,632 for the three months ended March 31, 2012, a decrease of $612,738 or 77.5%. This decrease was mainly due to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. The following three main reasons caused the decrease in revenue for these two segments in 2013. First, most products of our healthcare knit goods segment and wellness houses and activated water machines segment are durable consumables which have three or more years of life cycle. Our franchisees’ demand for our products for the first quarter of 2013 may have been affected because of the large amount of our main products they purchased in the end of 2010. Second, the demand to our products has been affected by the slowdown of the economy because China’s GDP growth dropped to 7.7% in the first quarter of 2013, compared with 8.1% in the first quarter of 2012. Finally, during the year of 2012, in order to concentrate on high-quality franchisees we strengthened the enforcement of the terms of our franchise agreements and policies in 2012 after focusing mostly on increasing franchise stores in 2011. As a result, the number of our franchisees decreased compared to the number in the first quarter of 2012, which also caused a decrease in revenue.

Revenue from healthcare knit goods segment decreased by $315,730 or 90.2% to $34,188 for the three months ended March 31, 2013 from $349,918 for the three months ended March 31, 2012. This decrease was mainly due to $0.2 million of decrease in sales of our mattress products. Our mattress products are durable consumables which have three or more years of life cycle, and our revenues for the first quarter of 2013 may have been negatively impacted by the large orders of this product by our franchisees in the end of 2010.

Revenue from daily healthcare and personal care products decreased by $84,972 or 57.2% to $63,464 for the three months ended March 31, 2013 from $148,436 for the three months ended March 31, 2012. This was primarily due to the decrease in sales of our cosmetic products and Tourmaline Soap.

Revenue from wellness houses and activated water machines decreased by $212,036 or 72.5% to $80,242 for the three months ended March 31, 2013 from $292,278 for the three months ended March 31, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket and wellness house for family use.

Cost of Goods Sold. For the three months ended March 31, 2013, cost of goods sold was $55,255 compared to $195,381 for the three months ended March 31, 2012, a decrease of $140,126, or 71.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $11,016 for the three months ended March 31, 2013 from $74,981 for the three months ended March 31, 2012, a decrease of $63,965 or 85.3%. This decrease was mainly due to the decrease in the cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $17,799 for the three months ended March 31, 2013 from $40,307 for the three months ended March 31, 2012, a decrease of $22,508 or 55.8%. This decrease was primarily due to the decrease in the cost of our cosmetic goods and Tourmaline Soap.

Cost of goods sold for our wellness house and activated water machine segment decreased to $26,440 for the three months ended March 31, 2013 from $80,093 for the three months ended March 31, 2012, a decrease of $53,653 or 67%. This decrease was mainly due to the decrease in the cost of Foot Sauna Bucket and wellness house for family use.

Gross profit. Our gross profit decreased by $472,612 or 79.4% to $122,639 for the three months ended March 31, 2013, compared to $595,251 for the three months ended March 31, 2012. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment and wellness houses and activated water machines segment. Our gross margin decreased from 75.3% for the three months ended March 31, 2012 to 68.9% for the three months ended March 31, 2013. This decrease was mainly due to the decrease in the gross margin of our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $251,765 or 91.6% to $23,172 for the three months ended March 31, 2013 compared to $274,937 for the three months ended March 31, 2012. This decrease was mainly due to decreased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment decreased from 78.6% for the three months ended March 31, 2012 to 67.8% for the three months ended March 31, 2013. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $62,464 or 57.8% to $45,665 for the three months ended March 31, 2013, compared to $108,129 for the three months ended March 31, 2012. This decrease was primarily due to the decrease in gross profit of our cosmetic products and Tourmaline Soap. The gross margin of daily healthcare and personal care segment slightly decreased from 72.8% for the three months ended March 31, 2012 to 72% for the three months ended March 31, 2013.

Gross profit of the wellness house and activated water machine segments decreased by $158,383 or 74.6% to $53,802 for the three months ended March 31, 2013, compared to $212,185 for the three months ended March 31, 2012. This decrease was mainly due to the decrease in gross profit of Foot Sauna Bucket and wellness house for family use. The gross margin of our wellness house and activated water machine segments decreased from 72.6% for the three months ended March 31, 2012 to 67% for the three months ended March 31, 2013. This decrease was mainly due to the more discount to our franchisees.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $16,809, or 2.8%, from $594,298 for the three months ended March 31, 2012 to $611,107 for the three months ended March 31, 2013. This slight increase was mainly due to the increase of heating fees. Operating expenses for healthcare knit goods segment decreased by $145,582 or 55.3% to $117,443 for the three months ended March 31, 2013 from $263,025 for the three months ended March 31, 2012. Operating expenses for daily healthcare and personal care segment increased by $106,440 or 95.4% to $218,015 for the three months ended March 31, 2013 from $111,575 for the three months ended March 31, 2012. Operating expenses for our wellness house and activated water machine segment increased by $55,951 or 25.5% to $275,649 for the three months ended March 31, 2013 from $219,698 for the three months ended March 31, 2012.

Income from operations. As a result of the foregoing, our income from operations was negative $488,468 for the three months ended March 31, 2013, compared to $953 for the three months ended March 31, 2012, a decrease of $489,421. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses was $1,378 for the three months ended March 31, 2013, compared to $3,448 for the three months ended March 31, 2012.

Net income. For the three months ended March 31, 2013, our net income was negative $486,308 compared to $7,514 for the three months ended March 31, 2012. This decrease was mainly due to a significant decrease in our income from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2013	2012
Sales to franchise customers	$144,098	$737,399
Sales to non-franchise customers	33,796	53,233

Total sales	$177,894	$790,632

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2013 was $522,145 and increased to $1,163,608 by the end of March 31, 2013, an increase of $641,463. This increase was mainly due to the recovery of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604. On March 31, 2013, we had net working capital of $3,046,259, a decrease of $336,319 from $3,382,578 on December 31, 2012.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(630,700)	(62,737)
Investing activities	1,266,604	(127,728)
Financing activities	$(7,604)	(21,643)

Net Cash Used In Operating Activities

Net cash used in operating activities was $630,700 for the three months ended March 31, 2013 compared to $62,737 for the three months ended March 31, 2012. This change was primarily due to the reduced cash collection driven by $493,822 of decrease in net income.

For the three months ended March 31, 2013, cash was mainly used to cover the loss of $486,308 and the increase of other receivables of $169,118, which were primarily offset by an add-back of $130,400 of depreciation for non-cash expense.

For the three months ended March 31, 2012, cash was mainly used to purchase materials of $247,127 and increase other receivables of $82,226, which were primarily offset by an increase of accounts payable of $137,465 and an add-back of $131,474 of depreciation for non-cash expense.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $1,266,604 for the three months ended March 31, 2013, compared to $127,728 of net cash used for the three months ended March 31, 2012. For the three months ended March 31, 2013, we took back our short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604, which was invested in 2012. For the three months ended March 31, 2012, cash was mostly used to remodel our training building in the amount of $0.08 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $7,604 for the three months ended March 31, 2013, compared to $21,643 for the three months ended March 31, 2012. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $0 and $12,672 of these advances for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $49,992.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $7,620 and $8,971 of these advances for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total unpaid principal balance due Shenyang Joway for advances was $63,919. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2013, the Company had allocated $354,052 to statutory reserves.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

•

In 2011 we established the position of internal audit manager. In September 2011, we hired an internal audit manager who implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatments identified in such report have been fully implemented and confirmed by our internal control department. We are seeking a potential candidate who has sufficient experience in internal control and audit to fill the position vacated in July 2012 by the internal audit manager. As an alternative, we also consider hiring an external professional organization to undertake the work.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2013 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2013

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer