Form 10-Q
period 2013-06-30
Joway Health Industries Group Inc
filed 2013-08-14
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2013 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$611,590	$522,145
Short-term investment	-	1,266,604
Accounts receivable	-	11,594
Other receivables	81,226	46,727
Inventories	1,279,077	1,254,705
Advances to suppliers	251,395	276,953
Prepaid taxes	446,164	211,760
Prepaid expense	11,000	42,898
Total current assets	2,680,452	3,633,386

PROPERTY, PLANT AND EQUIPMENT, net	6,198,876	6,316,360

OTHER ASSETS:
Long-term investment	242,397	237,488
Intangible assets, net	657,630	656,211
Long-term prepaid expenses	190,964	192,825
Total other assets	1,090,991	1,086,524

Total assets	$9,970,319	$11,036,270

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,900	$39,948
Advances from customers	5,937	20,265
Other payables	55,934	69,080
Due to related parties	104,915	121,515
Total current liabilities	191,686	250,808

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 and 20,036,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	20,054	20,036
Additional paid-in-capital	7,361,665	7,361,143
Statutory reserves	354,052	354,052
Retained earnings	868,331	2,089,151
Accumulated other comprehensive income	1,174,531	961,080
Total stockholders' equity	9,778,633	10,785,462
Total liabilities and stockholders' equity	$9,970,319	$11,036,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$306,712	$425,683	$484,606	$1,216,315

COST OF REVENUES	125,761	111,355	181,016	306,736

GROSS PROFIT	180,951	314,328	303,590	909,579

Selling expenses	159,540	181,636	246,977	354,147
General and administrative expenses	535,228	619,561	1,058,898	1,041,348
OPERATING EXPENSES	694,768	801,197	1,305,875	1,395,495

(LOSS) FROM OPERATIONS	(513,817)	(486,869)	(1,002,285)	(485,916)

Interest income	235	3,298	486	4,616
Other income	2,593	570	7,649	9,309
Other expenses	(144,653)	(316)	(146,422)	(364)
OTHER (EXPENSES) INCOME, NET	(141,825)	3,552	(138,287)	13,561

(LOSS) BEFORE INCOME TAXES	(655,642)	(483,317)	(1,140,572)	(472,355)

INCOME TAXES	78,870	8,931	80,248	12,379

NET (LOSS)	(734,512)	(492,248)	(1,220,820)	(484,734)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	153,886	9,121	213,451	85,583

COMPREHENSIVE (LOSS)	$(580,626)	$(483,127)	$(1,007,369)	$(399,151)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,051,231	20,036,000	20,043,657	20,031,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,220,820)	$(484,734)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	278,158	253,851
Amortization	13,817	9,096
Stock-based compensation	540	18,000
Changes in operating assets and liabilities:
Accounts receivable, trade	11,594	5,929
Other receivables	(34,499)	(15,374)
Inventories	(24,372)	(307,676)
Advances to suppliers	25,558	(53,920)
Prepaid expense	31,898	(3,542)
Accounts payable	(15,048)	56,858
Advances from customers	(14,328)	(10,003)
Other payable	(11,237)	(3,510)
Salary and welfare payable	(1,909)	14,426
Taxes payable	(234,404)	(51,766)
Net cash (used in) operating activities	(1,195,052)	(572,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	-	(135,749)
Redemption of investment	1,266,604	-
Net cash provided by (used in) investing activities	1,266,604	(135,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(16,600)	(148,018)
Net cash (used in) financing activities	(16,600)	(148,018)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,493	79,031

NET INCREASE (DECREASE) IN CASH	89,445	(777,101)

CASH, beginning of period	522,145	3,372,189

CASH, end of period	$611,590	$2,595,088

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$171,696	$15,700
Interest paid	$-	$-

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,054	86.8% owned by Crystal Globe Limited 13.2%owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements the shareholders of Joway Shengshi, entered into a Call Option Agreement with the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vests as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on April 2 of 2012 and 2013. As a result, the shareholders of Joway Shengshi are now the indirect beneficial owners of the shares of the Company held by Crystal Globe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 1, 2013.

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

	For the six months ended June 30,		For the year ended December 31,
	2013	2012	2012
Period ended RMB: USD Exchange rate	6.1882	6.3197	6.3161
Average RMB: USD Exchange rate	6.24794	6.3255	6.31984

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $153,886 and $9,121 for the three months ended June 30, 2013 and 2012, respectively, and $213,451 and $85,583 for the six months ended June 30, 2013 and 2012, respectively.

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

Concentrations of Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1—defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

●	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2013 and December 31, 2012, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2013 and December 31, 2012, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $251,395 and $276,953 as of June 30, 2013 and December 31, 2012, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2013 and 2012.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $3,146 and $16,009 for the three months ended June 30, 2013 and 2012, respectively, and $7,715 and $24,187 for the six months ended June 30, 2013 and 2012, respectively.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 3  – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$-	$11,594
Less: Allowance for bad debt	-	-
Accounts receivable	$-	$11,594

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4  – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$285,407	$287,560
	6,853	6,850
Finished goods	946,481	920,829
Low value consumables	40,336	39,466
Total	$1,279,077	$1,254,705

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5   – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
Building	$6,098,652	$5,974,918
Operating Equipment	385,441	377,636
Office furniture and equipment	338,299	331,449
Vehicles	1,100,500	1,078,215
Total	7,922,892	7,762,218
Less: accumulated depreciation	(1,724,016)	(1,445,858)
Property, plant and equipment, net	$6,198,876	$6,316,360

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $147,758 and $122,377, respectively, and for the six months ended June 30, 2013 and 2012 amounted to $278,158 and $253,851, respectively.

NOTE 6   – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2013	2012
Land use rights	$667,086	$653,578
Other intangible assets	85,350	83,622
Total	752,436	737,200
Less: accumulated amortization	(94,806)	(80,989)
Intangible assets, net	$657,630	$656,211

Amortization expense of intangible assets for the three months ended June 30, 2013 and 2012 was $7,391 and $4,380, respectively, and for the six months ended June 30, 2013 and 2012 amounted to $13,817 and $9,096, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2013	$25,704
2014	$25,704
2015	$25,704
2016	$25,704
2017	$25,704
Thereafter	$527,691

NOTE 7   – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2013	2012
Shenyang Joway Industrial Development Co., Ltd.	$56,498	$71,539
Jinghe Zhang	48,417	49,976
Total	$104,915	$121,515

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

●	On January 15, 2009, Joway Shengshi entered into a sales contract with Shenyang Joway, pursuant to which Joway Shengshi agreed to purchase inventory of $27,560 from Shenyang Joway.

●
On February 15, 2009, Joway Shengshi entered into an Equipment Sales Contract with Shenyang Joway. Pursuant to the agreement, Joway Shengshi agreed to purchase certain operating and office equipment in the amount of $158,832 from Shenyang Joway.

●
On December 1, 2009, we, through our subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, we are authorized to use the trademark “Xi” for a term of nine years.

●	On December 20, 2009, Joway Shengshi entered into a sales contract with Shenyang Joway. Pursuant to the sales contract, Joway Shengshi agreed to purchase inventory of $137,395 from Shenyang Joway.

●
On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $735,203 has been repaid. For the six months ended June 30, 2013, the Company repaid $15,041 of these advances. As of June 30, 2013, the total unpaid principal balance due Shenyang Joway for advances was $56,498. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●
On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,588,980 has been repaid. For the six months ended June 30, 2013, the Company repaid $1,559 of these advances. As of June 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $48,417.

●
On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of June 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $0.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

NOTE 8   – INCOME TAXES

The Company operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments.  The Company’s subsidiary, Joway Decoration, as a wholesale and retail enterprise, was subject to taxable income at a verified rate of 5% of revenue in 2012 pursuant to “Measures for Verification Collection of Enterprise Income Tax” issued by the PRC State Administration of Taxation and changed to subject to EIT from 2013.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the six months ended June 30,
	2013	2012
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	0	(12%)
Tax adjustment from China tax authority for 2012 income tax (2)	(7%)	0
Effect of losses	(25%)	(16%)
Effective rate	(7%)	(3%)

(1)
Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, was subject to taxable income at a verified rate of 5% of revenue for the year of 2012.

(2)
The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $70,224.

NOTE 9  – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2013, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$65,704	$17,831	$47,873	$(103,862)	$33,236	$555,287
Daily Healthcare and Personal Care Series	112,399	40,198	72,201	(183,689)	56,857	287,026
Wellness House and Activated Water Machine Series	128,609	67,732	60,877	(226,266)	65,056	632,156
Segment Totals	$306,712	$125,761	$180,951	(513,817)	$155,149	1,474,469
Other Expense, net				(141,825)
Income Tax				78,870
Unallocated Assets						8,481,145
Net Loss				$(734,512)
Total Assets						$9,955,614

For the three months ended June 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$189,583	$47,786	$141,797	$(214,153)	$56,453	$411,633
Daily Healthcare and Personal Care Series	96,884	27,958	68,926	(100,960)	28,849	219,930
Wellness House and Activated Water Machine Series	139,216	35,611	103,605	(171,756)	41,455	848,480
Segment Totals	$425,683	$111,355	$314,328	(486,869)	$126,757	1,480,043
Other Income, net				3,552
Income Tax				8,931
Unallocated Assets						10,578,693
Net Loss				$(492,248)
Total Assets						$12,058,736

For the six months ended June 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$99,892	$28,847	$71,045	$(198,133)	$60,185	$555,287
Daily Healthcare and Personal Care Series	175,863	57,997	117,866	(356,039)	105,957	287,026
Wellness House and Activated Water Machine Series	208,851	94,172	114,679	(448,113)	125,833	632,156
Segment Totals	$484,606	$181,016	$303,590	(1,002,285)	$291,975	1,474,469
Other Expense, net				(138,287)
Income Tax				80,248
Unallocated Assets						8,481,145
Net Loss				$(1,220,820)
Total Assets						$9,955,614

For the six months ended June 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$539,501	$122,767	$416,734	$(202,241)	$116,631	$411,633
Daily Healthcare and Personal Care Series	245,320	68,265	177,055	(104,406)	53,034	219,930
Wellness House and Activated Water Machine Series	431,494	115,704	315,790	(179,269)	93,282	848,480
Segment Totals	$1,216,315	$306,736	$909,579	(485,916)	$262,947	1,480,043
Other Income, net				13,561
Income Tax				12,379
Unallocated Assets						10,578,693
Net Loss				$(484,734)
Total Assets						$12,058,736

NOTE 11  - FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Sales to franchise customers	$302,666	$366,554	$446,764	$1,103,953
Sales to non-franchise customers	4,046	59,129	37,842	112,362

Total sales	$306,712	$425,683	$484,606	$1,216,315

NOTE 12  - INVESTMENT

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

Short-Term Investment:

At December 31, 2012, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the six months ended June 30, 2013, all of this short-term investment was liquidated and the funds were returned to the company.

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

Other (expense) income.  Our other (expense) income consists primarily of interest income, subsidy income, other revenue from sales of obsolete equipment and other expenses related to the tax penalty amounts requested by PRC tax authority after a review of our 2012 tax filings of corporate income and value added tax (VAT).

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
REVENUES	$306,712	$425,683	$484,606	$1,216,315
COST OF REVENUES	125,761	111,355	181,016	306,736
GROSS PROFIT	180,951	314,328	303,590	909,579
OPERATING EXPENSES	694,768	801,197	1,305,875	1,395,495
(LOSS) FROM OPERATIONS	(513,817)	(486,869)	(1,002,285)	(485,916)
OTHER (EXPENSE) INCOME, NET	(141,825)	3,552	(138,287)	13,561
(LOSS) BEFORE INCOME TAXES	(655,642)	(483,317)	(1,140,572)	(472,355)
INCOME TAXES	78,870	8,931	80,248	12,379
NET (LOSS)	(734,512)	(492,248)	(1,220,820)	(484,734)

Business Segments

In 2013 and 2012, we operated in three reportable business segments: (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2013

	Healthcare Knitgood Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$65,704	21.4%	$112,399	36.6%	$128,609	41.9%	$306,712
COST OF REVENUES	17,831	14.2%	40,198	32.0%	67,732	53.9%	125,761
GROSS PROFIT	47,873	26.5%	72,201	39.9%	60,877	33.6%	180,951
GROSS MARGIN	72.9%		64.2%		47.3%		59.0%
OPERATING EXPENSES	151,735	21.8%	255,890	36.8%	287,143	41.3%	694,768
(LOSS) FROM OPERATIONS	$(103,862)	20.2%	$(183,689)	35.7%	$(226,266)	44.0%	$(513,817)

For the three months ended June 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$189,583	44.5%	$96,884	22.8%	$139,216	32.7%	$425,683
COST OF REVENUES	47,786	42.9%	27,958	25.1%	35,611	32.0%	111,355
GROSS PROFIT	141,797	45.1%	68,926	21.9%	103,605	33.0%	314,328
GROSS MARGIN	74.8%		71.1%		74.4%		73.8%
OPERATING EXPENSES	355,950	44.4%	169,886	21.2%	275,361	34.4%	801,197
(LOSS) FROM OPERATIONS	$(214,153)	44.0%	$(100,960)	20.7%	$(171,756)	35.3%	$(486,869)

For the six months ended June 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$99,892	20.6%	$175,863	36.3%	$208,851	43.1%	$484,606
COST OF REVENUES	28,847	15.9%	57,997	32.0%	94,172	52.0%	181,016
GROSS PROFIT	71,045	23.4%	117,866	38.8%	114,679	37.8%	303,590
GROSS MARGIN	71.1%		67.0%		54.9%		62.6%
OPERATING EXPENSES	269,178	20.6%	473,905	36.3%	562,792	43.1%	1,305,875
(LOSS) FROM OPERATIONS	$(198,133)	19.8%	$(356,039)	35.5%	$(448,113)	44.7%	$(1,002,285)

For the six months ended June 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$539,501	44.4%	$245,320	20.2%	$431,494	35.5%	$1,216,315
COST OF REVENUES	122,767	40.0%	68,265	22.3%	115,704	37.7%	306,736
GROSS PROFIT	416,734	45.8%	177,055	19.5%	315,790	34.7%	909,579
GROSS MARGIN	77.2%		72.2%		73.2%		74.8%
OPERATING EXPENSES	618,975	44.4%	281,461	20.2%	495,059	35.5%	1,395,495
(LOSS) FROM OPERATIONS	$(202,241)	41.6%	$(104,406)	21.5%	$(179,269)	36.9%	$(485,916)

For The Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenue. For the three months ended June 30, 2013, revenue was $306,712 compared to $425,683 for the three months ended June 30, 2012, a decrease of $118,971 or 27.9%. This decrease was mainly due to the decrease in revenue from healthcare knit goods segment, most products of which are durable consumables with three or more years of life cycle. Our old franchisees’ demand for our products for the second quarter of 2013 may have been affected because of the large amount of our main products they purchased in the end of 2010. Further, from the year of 2012, in order to concentrate on high-quality franchisees we strengthened the enforcement of the terms of our franchise agreements and policies after focusing mostly on increasing franchise stores in 2011. As a result, the number of our new franchisees decreased compared to the number in the second quarter of 2012, which also caused a decrease in revenue.

Revenue from healthcare knit goods segment decreased by $123,879 or 65.3% to $65,704 for the three months ended June 30, 2013 from $189,583 for the three months ended June 30, 2012. This decrease was mainly due to $0.06 million of decrease in sales of our mattress products. Our mattress products are durable consumables which have three or more years of life cycle, and our revenues for the second quarter of 2013 may have been negatively impacted by the large orders of this product by our franchisees in the end of 2010 and the decrease of our new franchisees.

Revenue from daily healthcare and personal care products increased by $15,515 or 16% to $112,399 for the three months ended June 30, 2013 from $96,884 for the three months ended June 30, 2012. This was primarily due to the increase in sales of TourmalineWaist Protector and Xin-Nao-Ling Fish Oil Soft Gel.

Revenue from wellness houses and activated water machines decreased by $10,607 or 7.6% to $128,609 for the three months ended June 30, 2013 from $139,216 for the three months ended June 30, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket.

Cost of Goods Sold.  For the three months ended June 30, 2013, cost of goods sold was $125,761 compared to $111,355 for the three months ended June 30, 2012, an increase of $14,406 or 12.9%. This increase was mainly due to wellness houses and activated water machines segment and daily healthcare and personal care segment

Cost of goods sold for healthcare knit goods segment decreased to $17,831 for the three months ended June 30, 2013 from $47,786 for the three months ended June 30, 2012, a decrease of $29,955 or 62.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $40,198 for the three months ended June 30, 2013 from $27,958 for the three months ended June 30, 2012, an increase of $12,240 or 43.8%. This increase was primarily due to the increase in the cost of our Xin-Nao-Ling Fish Oil Soft Gel as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $67,732 for the three months ended June 30, 2013 from $35,611 for the three months ended June 30, 2012, an increase of $32,121 or 90.2%. This increase was mainly due to the increase in the cost of our wellness house as a result of the increase in sales.

Gross profit. Our gross profit decreased by $133,377 or 42.4% to $180,951 for the three months ended June 30, 2013, compared to $314,328 for the three months ended June 30, 2012. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment and wellness houses and activated water machines segment. Our gross margin decreased from 73.8% for the three months ended June 30, 2012 to 59% for the three months ended June 30, 2013. This decrease was mainly due to the decrease in the gross margin of our wellness houses and activated water machines segment. .

Gross profit for the healthcare knit goods segment decreased by $93,924 or 66.2% to $47,873 for the three months ended June 30, 2013 compared to $141,797 for the three months ended June 30, 2012. This decrease was mainly due to decreased sales of our mattress products, which have higher gross margins.  The gross margins of healthcare knit goods segment slightly decreased from 74.8% for the three months ended June 30, 2012 to 72.9% for the three months ended June 30, 2013. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $3,275 or 4.8% to $72,201 for the three months ended June 30, 2013, compared to $68,926 for the three months ended June 30, 2012. This increase was primarily due to the increase in sales. The gross margin of daily healthcare and personal care segment decreased from 71.1% for the three months ended June 30, 2012 to 64.2% for the three months ended June 30, 2013. This decrease was mainly due to the decrease in sales of our cosmetic products, which have higher gross profit margin.

Gross profit of the wellness house and activated water machine segments decreased by $42,728 or 41.2% to $60,877 for the three months ended June 30, 2013, compared to $103,605 for the three months ended June 30, 2012. This decrease was mainly due to the decrease in gross profit of Foot Sauna Bucket and wellness house for family use. The gross margin of our wellness house and activated water machine segments decreased from 74.4% for the three months ended June 30, 2012 to 47.3% for the three months ended June 30, 2013. This decrease was mainly due to the more discount to our franchisees.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $106,429, or 13.3%, from $801,197 for the three months ended June 30, 2012 to $694,768 for the three months ended June 30, 2013. This decrease was mainly due to the decrease of marketing fees and attorney fee. Operating expenses for healthcare knit goods segment decreased by $204,215 or 57.4% to $151,735 for the three months ended June 30, 2013 from $355,950 for the three months ended June 30, 2012. Operating expenses for daily healthcare and personal care segment increased by $86,004 or 50.6% to $255,890 for the three months ended June 30, 2013 from $169,886 for the three months ended June 30, 2012. Operating expenses for our wellness house and activated water machine segment increased by $11,782 or 4.3% to $287,143 for the three months ended June 30, 2013 from $275,361 for the three months ended June 30, 2012.

Income from operations. As a result of the foregoing, our income from operations was negative $513,817 for the three months ended June 30, 2013, compared to negative $486,869 for the three months ended June 30, 2012, a decrease of $26,948. This decrease was mainly due to the increase in cost.

Income taxes. Our income tax expenses were $78,870 for the three months ended June 30, 2013, compared to $8,931 for the three months ended June 30, 2012. The increase was due to an additional income tax for the year of 2012 requested by PRC tax authority after a review of our 2012 Corporate Income Tax Filing.

Net income. For the three months ended June 30, 2013, our net income was negative $734,512 compared to negative $492,248 for the three months ended June 30, 2012. This decrease was mainly due to decrease in our income from operations and other income.

For the six months Ended June 30, 2013 Compared to June 30, 2012

Revenue. For the six months ended June 30, 2013, revenue was $484,606 compared to $1,216,315 for the six months ended June 30, 2012, a decrease of $731,709 or 60.2%. This decrease was mainly due to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. The following three main reasons caused the decrease in revenue for these two segments in 2013. First, most products of our healthcare knit goods segment and wellness houses and activated water machines segment are durable consumables which have three or more years of life cycle. Our franchisees’ demand for our products for the first half of 2013 may have been affected because of the large amount of our main products they purchased in the end of 2010. Second, the demand to our products has been affected by the slowdown of the economy because China’s GDP growth dropped to 7.6% in the first half of 2013, compared with 7.8% in the first half of 2012. Finally, from the year of 2012, in order to concentrate on high-quality franchisees we strengthened the enforcement of the terms of our franchise agreements and policies after focusing mostly on increasing franchise stores in 2011. As a result, the number of our franchisees decreased compared to the number in the first half of 2012, which also caused a decrease in revenue.

Revenue from healthcare knit goods segment decreased by $439,609, or 81.5% to $99,892 for the six months ended June 30, 2013 from $539,501 for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $69,457 or 28.3% to $175,863 for the six months ended June 30, 2013 from $245,320 for the six months ended June 30, 2012. This was primarily due to the decrease in sales of our cosmetic products.

Revenue from wellness houses and activated water machines decreased by $222,643 or 51.6% to $208,851 for the six months ended June 30, 2013 from $431,494 for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket.

Cost of Goods Sold.  For the six months ended June 30, 2013, cost of goods sold was $181,016 compared to $306,736 for the six months ended June 30, 2012, a decrease of $125,720, or 41%. This decrease was mainly due to a decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $28,847 for the six months ended June 30, 2013 from $122,767 for the six months ended June 30, 2012, a decrease of $93,920 or 76.5%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $57,997 for the six months ended June 30, 2013 from $68,265 for the six months ended June 30, 2012, a decrease of $10,268 or 15%. This decrease was mainly due to the decrease in the cost of our cosmetic products.

Cost of goods sold for our wellness house and activated water machine segment decreased to $94,172 for the six months ended June 30, 2013 from $115,704 for the six months ended June 30, 2012, a decrease of $21,532 or 18.6%. This decrease was mainly due to the decrease in the cost of Foot Sauna Bucket.

Gross profit. Our gross profit decreased by $605,989 or 66.6% to $303,590 for the six months ended June 30, 2013, compared to $909,579 for the six months ended June 30, 2012. This decrease was primarily due to the decrease in gross profit for healthcare knit goods segment and wellness house and activated water machine segment. In addition, our gross margin decreased from 74.8% for the six months ended June 30, 2012 to 62.6% for the six months ended June 30, 2013. This decrease was mainly due to wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $345,689 or 83% to $71,045 for the six months ended June 30, 2013 compared to $416,734 for the six months ended June 30, 2012. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 77.2% for the six months ended June 30, 2012 to 71.1% for the six months ended June 30, 2013. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $59,189 or 33.4% to $ 117,866 for the six months ended June 30, 2013, compared to $177,055 for the six months ended June 30, 2012. This decrease was primarily due to the decrease in gross profit of our cosmetic products. Our gross margin of daily healthcare and personal care segment decreased from 72.2% for the six months ended June 30, 2012 to 67% for the six months ended June 30, 2013. This decrease was mainly due to the decrease in sales of our cosmetic products, which have higher gross margins.

Gross profit of the wellness house and activated water machine segments decreased by $201,111 or 63.7% to $114,679 for the six months ended June 30, 2013, compared to $315,790 for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket. The gross margin of our wellness house and activated water machine segments decreased from 73.2% for the six months ended June 30, 2012 to 54.9% for the six months ended June 30, 2013. This decrease was mainly due to the more discount to our franchisees.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $89,620, or 6.4%, from $1,395,495 for the six months ended June 30, 2012 to $1,305,875 for the six months ended June 30, 2013. This decrease was mainly due to the decrease of conference expenses. Operating expenses for healthcare knit goods segment decreased by $349,797 or 56.5% to $269,178 for the six months ended June 30, 2013 from $618,975 for the six months ended June 30, 2012. Operating expenses for daily healthcare and personal care segment increased by $192,444 or 68.4% to $473,905 for the six months ended June 30, 2013 from $281,461 for the six months ended June 30, 2012. Operating expenses for our wellness house and activated water machine segment increased by $67,733 or 13.7% to $562,792 for the six months ended June 30, 2013 from $495,059 for the six months ended June 30, 2012. These changes were due to the fact that we put more marketing and sales efforts on our wellness house and activated water machine segment and daily healthcare and personal care segment in place of healthcare knit goods segment.

Income from operations. As a result of the foregoing, our income from operations was negative $1,002,285 for the six months ended June 30, 2013, compared to negative $485,916 for the six months ended June 30, 2012, a decrease of $516,369. This decrease was mainly due to the decrease in sales.

Income taxes. Our income tax expenses were $80,248 for the six months ended June 30, 2013, compared to $12,379 for the six months ended June 30, 2012. The increase was due to an additional income tax for the year of 2012 requested by PRC tax authority after a review of our 2012 Corporate Income Tax Filing.

Net income. Our net income was negative $1,220,820 for the six months ended June 30, 2013, compared to negative $484,734 for the six months ended June 30, 2012. This decrease was mainly due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Sales to franchise customers	$302,666	$366,554	$446,764	$1,103,953
Sales to non-franchise customers	4,046	59,129	37,842	112,362

Total sales	$306,712	$425,683	$484,606	$1,216,315

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2013 was $522,145 and increased to $611,590 by the end of June 30, 2013, an increase of $89,445. This increase was mainly due to the recovery of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604. On June 30, 2013, we had net working capital of $2,488,766, a decrease of $893,812 from $3,382,578 on December 31, 2012.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2013	2012
Net cash provided by (used in)：
Operating activities	$(1,195,052)	(572,365)
Investing activities	1,266,604	(135,749)
Financing activities	$(16,600)	(148,018)

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,195,052 for the six months ended June 30, 2013 compared to $572,365 for the six months ended June 30, 2012. This increase was primarily due to the reduced cash collection driven by $736,086 of decrease in net income.

For the six months ended June 30, 2013, cash was mainly used to cover the loss of $1,220,820 and pay taxes of 234,404, which were primarily offset by an add-back of $278,158 of depreciation for non-cash expense.

For the six months ended June 30, 2012, cash was mainly used to cover the loss of $484,734 and purchase materials of $307,676, which were primarily offset by an add-back of $253,851 of depreciation for non-cash expense.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $1,266,604 for the six months ended June 30, 2013, compared to $135,749 of net cash used in for the six months ended June 30, 2012. For the six months ended June 30, 2013, we took back our short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604, which was invested in 2012. For the six months ended June 30, 2012, cash was mostly used to remodel our training building in the amount of $0.12 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $16,600 for the six months ended June 30, 2013, compared to $148,018 for the six months ended June 30, 2012. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $1,559 and $131,036 of these advances for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $48,417.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $15,041 and $16,982 of these advances for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the total unpaid principal balance due Shenyang Joway for advances was $56,498.  Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2013, the Company had allocated $354,052 to statutory reserves.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

●
We have started a training program in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof. The program is provided by an independent training institution, for our finance and accounting personnel, including our Chief Financial Officer, Financial Manager and others.

●	We are in the process of designing a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

●
We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department.

●
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2013 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: August 14, 2013

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer