Form 10-Q
period 2013-09-30
Joway Health Industries Group Inc
filed 2013-11-14
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2013 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine months Ended September 30, 2013 and 2012 (Unaudited）	5

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2013 and 2012 (Unaudited）	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$151,945	$522,145
Short-term investment	243,847	1,266,604
Accounts receivable	-	11,594
Other receivables	47,533	46,727
Inventories	1,273,434	1,254,705
Advances to suppliers	376,995	276,953
Prepaid taxes	428,825	211,760
Prepaid expense	56,529	42,898
Total current assets	2,579,108	3,633,386

PROPERTY, PLANT AND EQUIPMENT, net	6,144,129	6,316,360

OTHER ASSETS:
Long-term investment	243,847	237,488
Intangible assets, net	655,457	656,211
Long-term prepaid expenses	189,166	192,825
Total other assets	1,088,470	1,086,524

Total assets	$9,811,707	$11,036,270

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$54,237	$39,948
Advances from customers	53,416	20,265
Other payables	54,137	69,080
Due to related parties	97,045	121,515
Total current liabilities	258,835	250,808

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 and 20,036,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	20,054	20,036
Additional paid-in-capital	7,361,665	7,361,143
Statutory reserves	354,052	354,052
Retained earnings	581,488	2,089,151
Accumulated other comprehensive income	1,235,613	961,080
Total stockholders' equity	9,552,872	10,785,462
Total liabilities and stockholders' equity	$9,811,707	$11,036,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$389,863	$294,959	$874,469	$1,511,274

COST OF REVENUES	146,114	107,285	327,130	414,021

GROSS PROFIT	243,749	187,674	547,339	1,097,253

Selling expenses	99,245	83,400	346,222	437,547
General and administrative expenses	433,451	481,292	1,492,349	1,522,640
OPERATING EXPENSES	532,696	564,692	1,838,571	1,960,187

(LOSS) FROM OPERATIONS	(288,947)	(377,018)	(1,291,232)	(862,934)

Interest income	189	896	675	5,512
Other income	712	63,553	8,361	72,862
Other (expenses)	(808)	(22,253)	(147,230)	(22,617)
OTHER INCOME (EXPENSE), NET	93	42,196	(138,194)	55,757

(LOSS) BEFORE INCOME TAXES	(288,854)	(334,822)	(1,429,426)	(807,177)

INCOME TAXES	(2,011)	4,331	78,237	16,710

NET (LOSS)	(286,843)	(339,153)	(1,507,663)	(823,887)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	61,082	(26,269)	274,533	59,314

COMPREHENSIVE (LOSS)	$(225,761)	$(365,422)	$(1,233,130)	$(764,573)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,036,000	20,041,077	20,033,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,507,663)	$(823,887)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	412,816	372,027
Amortization	20,492	13,252
Stock-based compensation	540	18,000
Changes in operating assets and liabilities:
Accounts receivable, trade	11,594	28,865
Other receivables	(806)	(82,843)
Inventories	(18,729)	(291,310)
Advances to suppliers	(100,042)	(113,927)
Prepaid expense	(13,631)	4,347
Accounts payable	14,289	(15,367)
Advances from customers	33,151	24,430
Other payable	(10,757)	(2,151)
Salary and welfare payable	(4,186)	22
Taxes payable	(217,065)	(22,747)
Net cash (used in) operating activities	(1,379,997)	(891,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(32,513)	(120,591)
Redemption of investment	1,022,757	-
Net cash provided by (used in) investing activities	990,244	(120,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(24,470)	(243,060)
Net cash (used in) financing activities	(24,470)	(243,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,023	54,854

NET (DECREASE) IN CASH	(370,200)	(1,200,086)

CASH, beginning of period	522,145	3,372,189

CASH, end of period	$151,945	$2,172,103

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$172,549	$20,527
Interest paid	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 1, 2013.

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

	For the nine months ended September 30,		For the year ended December 31,
	2013	2012	2012
Period ended RMB: USD Exchange rate	6.1514	6.334	6.3161
Average RMB: USD Exchange rate	6.22152	6.32745	6.31984

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $61,082 and negative $26,269 for the three months ended September 30, 2013 and 2012, respectively, and $274,533 and $59,314 for the nine months ended September 30, 2013 and 2012, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2013 and December 31, 2012, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2013 and December 31, 2012, respectively, the Company has no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $376,995 and $276,953 as of September 30, 2013 and December 31, 2012, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2013 and 2012.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $6,152 and $8,148 for the three months ended September 30, 2013 and 2012, respectively, and $13,867 and $32,335 for the nine months ended September 30, 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements

The Company does not anticipate that the adoption of recently issued accounting pronouncements to have a material effect on the Company's condensed consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$-	$11,594
Less: Allowance for bad debt	-	-
Accounts receivable	$-	$11,594

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$284,361	$287,560
Packages	6,866	6,850
Finished goods	941,570	920,829
Low value consumables	40,637	39,466
Total	$1,273,434	$1,254,705

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
Building	$6,167,649	$5,974,918
Operating Equipment	387,747	377,636
Office furniture and equipment	340,323	331,449
Vehicles	1,107,084	1,078,215
Total	8,002,803	7,762,218
Less: accumulated depreciation	(1,858,674)	(1,445,858)
Property, plant and equipment, net	$6,144,129	$6,316,360

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $134,658 and $118,176, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $412,816 and $372,027, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
Land use rights	$671,077	$653,578
Other intangible assets	85,861	83,622
Total	756,938	737,200
Less: accumulated amortization	(101,481)	(80,989)
Intangible assets, net	$655,457	$656,211

Amortization expense of intangible assets for the three months ended September 30, 2013 and 2012 was $6,675 and $4,156, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $20,492 and $13,252, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2013	$27,167
2014	$27,167
2015	$27,167
2016	$27,167
2017	$27,167
Thereafter	$520,376

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consisted of the following:

	September 30,	December 31,
	2013	2012
Shenyang Joway Industrial Development Co., Ltd.	$48,609	$71,539
Jinghe Zhang	48,436	49,976
Total	$97,045	$121,515

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

●
On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $743,092 has been repaid. For the nine months ended September 30, 2013, the Company repaid $22,930 of these advances. As of September 30, 2013, the total unpaid principal balance due Shenyang Joway for advances was $48,609. Shenyang Joway ceased operations at the end of 2009.

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

●
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,588,961 has been repaid. For the nine months ended September 30, 2013, the Company repaid $1,540 of these advances. As of September 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $48,436.

●
On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of September 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the nine months ended September 30,
	2013	2012
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	0	(7%)
Tax adjustment from China tax authority for 2012 income tax (2)	(6%)	0
Effect of losses	(25%)	(20%)
Effective rate	(6%)	(2%)

(1)	Pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, was subject to taxable income at a verified rate of 5% of revenue for the year of 2012.

(2)	The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $70,224.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2013, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$100,023	$25,957	$74,066	$(77,078)	$36,260	$564,910
Daily Healthcare and Personal Care Series	123,129	40,211	82,918	(71,808)	44,637	334,836
Wellness House and Activated Water Machine Series	166,711	79,946	86,765	(140,061)	60,436	613,187
Segment Totals	$389,863	$146,114	$243,749	(288,947)	$141,333	1,512,933
Other Income, net				93
Income Tax				(2,011)
Unallocated Assets						8,298,774
Net Loss				$(286,843)
Total Assets						$9,811,707

For the three months ended September 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$73,046	$25,225	$47,821	$(127,704)	$30,294	$459,805
Daily Healthcare and Personal Care Series	120,107	31,416	88,691	(103,823)	49,813	239,349
Wellness House and Activated Water Machine Series	101,806	50,644	51,162	(145,491)	42,223	820,732
Segment Totals	$294,959	$107,285	$187,674	(377,018)	$122,332	1,519,886
Other Income, net				42,196
Income Tax				4,331
Unallocated Assets						10,027,549
Net Loss				$(339,153)
Total Assets						$11,547,435

For the nine months ended September 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$199,915	$54,804	$145,111	$(275,211)	$99,060	$564,910
Daily Healthcare and Personal Care Series	298,992	98,208	200,784	(427,847)	148,153	334,836
Wellness House and Activated Water Machine Series	375,562	174,118	201,444	(588,174)	186,095	613,187
Segment Totals	$874,469	$327,130	$547,339	(1,291,232)	$433,308	1,512,933
Other Expense, net				(138,194)
Income Tax				78,237
Unallocated Assets						8,298,774
Net Loss				$(1,507,663)
Total Assets						$9,811,707

For the nine months ended September 30, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$612,547	$147,992	$464,555	$(329,945)	$156,160	$459,805
Daily Healthcare and Personal Care Series	365,427	99,681	265,746	(208,229)	93,161	239,349
Wellness House and Activated Water Machine Series	533,300	166,348	366,952	(324,760)	135,958	820,732
Segment Totals	$1,511,274	$414,021	$1,097,253	(862,934)	$385,279	1,519,886
Other Income, net				55,757
Income Tax				16,710
Unallocated Assets						10,027,549
Net Loss				$(823,887)
Total Assets						$11,547,435

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Sales to franchise customers	$374,234	$278,039	$820,998	$1,381,992
Sales to non-franchise customers	15,629	16,920	53,471	129,282

Total sales	$389,863	$294,959	$874,469	$1,511,274

NOTE 12 - INVESTMENT

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. It will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. As of the date of this Report, Joway Hezhi is in the early preparatory period and has no operations.

Short-Term Investment:

At December 31, 2012, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the nine months ended September 30, 2013, $1,022,757 of this short-term investment in the total amount of $1,266,604 were liquidated and returned to the company.  As of September 30, 2013, the remaining short- term investment was $243,847.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
REVENUES	$389,863	$294,959	$874,469	$1,511,274
COST OF REVENUES	146,114	107,285	327,130	414,021
GROSS PROFIT	243,749	187,674	547,339	1,097,253
OPERATING EXPENSES	532,696	564,692	1,838,571	1,960,187
(LOSS) FROM OPERATIONS	(288,947)	(377,018)	(1,291,232)	(862,934)
OTHER INCOME (EXPENSE), NET	93	42,196	(138,194)	55,757
(LOSS) BEFORE INCOME TAXES	(288,854)	(334,822)	(1,429,426)	(807,177)
INCOME TAXES	(2,011)	4,331	78,237	16,710
NET (LOSS)	$(286,843)	(339,153)	$(1,507,663)	(823,887)

Business Segments

In 2013 and 2012, we operated in three reportable business segments: (1) Healthcare Knitgoods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$100,023	25.7%	$123,129	31.6%	$166,711	42.8%	$389,863
COST OF REVENUES	25,957	17.8%	40,211	27.5%	79,946	54.7%	146,114
GROSS PROFIT	74,066	30.4%	82,918	34.0%	86,765	35.6%	243,749
GROSS MARGIN	74.0%		67.3%		52.0%		62.5%
OPERATING EXPENSES	151,144	28.4%	154,726	29.0%	226,826	42.6%	532,696
(LOSS) FROM OPERATIONS	$(77,078)	26.7%	$(71,808)	24.9%	$(140,061)	48.5%	$(288,947)

For the three months ended September 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$73,046	24.8%	$120,107	40.7%	$101,806	34.5%	$294,959
COST OF REVENUES	25,225	23.5%	31,416	29.3%	50,644	47.2%	107,285
GROSS PROFIT	47,821	25.5%	88,691	47.3%	51,162	27.3%	187,674
GROSS MARGIN	65.5%		73.8%		50.3%		63.6%
OPERATING EXPENSES	175,525	31.1%	192,514	34.1%	196,653	34.8%	564,692
(LOSS) FROM OPERATIONS	$(127,704)	33.9%	$(103,823)	27.5%	$(145,491)	38.6%	$(377,018)

For the nine months ended September 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$199,915	22.9%	$298,992	34.2%	$375,562	42.9%	$874,469
COST OF REVENUES	54,804	16.8%	98,208	30.0%	174,118	53.2%	327,130
GROSS PROFIT	145,111	26.5%	200,784	36.7%	201,444	36.8%	547,339
GROSS MARGIN	72.6%		67.2%		53.6%		62.6%
OPERATING EXPENSES	420,322	22.9%	628,631	34.2%	789,618	42.9%	1,838,571
(LOSS) FROM OPERATIONS	$(275,211)	21.3%	$(427,847)	33.1%	$(588,174)	45.6%	$(1,291,232)

For the nine months ended September 30, 2012

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$612,547	40.5%	$365,427	24.2%	$533,300	35.3%	$1,511,274
COST OF REVENUES	147,992	35.7%	99,681	24.1%	166,348	40.2%	414,021
GROSS PROFIT	464,555	42.3%	265,746	24.2%	366,952	33.4%	1,097,253
GROSS MARGIN	75.8%		72.7%		68.8%		72.6%
OPERATING EXPENSES	794,500	40.5%	473,975	24.2%	691,712	35.3%	1,960,187
(LOSS) FROM OPERATIONS	$(329,945)	38.2%	$(208,229)	24.1%	$(324,760)	37.6%	$(862,934)

For The Three Months Ended September 30, 2013 Compared to September 30, 2012

Revenue. For the three months ended September 30, 2013, revenue was $389,863 compared to $294,959 for the three months ended September 30, 2012, an increase of $94,904 or 32.2%. This increase was mainly due to the increase in revenue from wellness houses and activated water machines. In the third quarter of 2012, we suffered a sales downturn caused by our enhanced enforcement of the terms of our franchise agreements and policies in 2012 and the slowdown of the Chinese economy.  From the second quarter of 2013, our sales were starting to recover after the completion of the rectification work on our franchisees.

Revenue from healthcare knit goods segment increased by $26,977 or 36.9% to $100,023 for the three months ended September 30, 2013 from $73,046 for the three months ended September 30, 2012. This increase was mainly due to $0.02 million of increase in sales of our mattress products. Our mattress products were our best-selling products for the three months ended September 30, 2013, and the sales of our mattress increased sharper in the recovery period after the sharp decrease in the downturn period, compared to other products.

Revenue from daily healthcare and personal care products increased by $3,022 or 2.5% to $123,129 for the three months ended September 30, 2013 from $120,107 for the three months ended September 30, 2012. Our daily healthcare and personal care products were less affected in the downturn and recovery periods because the sales in our new products of this segment promoted in 2012 offset the influence.

Revenue from wellness houses and activated water machines increased by $64,905 or 63.8% to $166,711 for the three months ended September 30, 2013 from $101,806 for the three months ended September 30, 2012. This increase was mainly due to $0.04 million of increase in sales of wellness house for family use. From March of 2013, we gave our franchisees more discounts on our wellness house for family use products, which increased the sales.

Cost of Goods Sold. For the three months ended September 30, 2013, cost of goods sold was $146,114 compared to $107,285 for the three months ended September 30, 2012, an increase of $38,829 or 36.2%. This increase was mainly due to the increased cost in the wellness houses and activated water machines segment.

Cost of goods sold for healthcare knit goods segment increased to $25,957 for the three months ended September 30, 2013 from $25,225 for the three months ended September 30, 2012, an increase of $732 or 2.9%. This increase was mainly due to the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $40,211 for the three months ended September 30, 2013 from $31,416 for the three months ended September 30, 2012, an increase of $8,795 or 28%. This increase was primarily due to the increase in the cost of our new products.

Cost of goods sold for our wellness house and activated water machine segment increased to $79,946 for the three months ended September 30, 2013 from $50,644 for the three months ended September 30, 2012, an increase of $29,302 or 57.9%. This increase was mainly due to the increase in the cost of our wellness house for family use as a result of the increase in sales.

Gross profit. Our gross profit increased by $56,075 or 29.9% to $243,749 for the three months ended September 30, 2013, compared to $187,674 for the three months ended September 30, 2012. This increase was mainly due to the increase in gross profit for healthcare knit goods segment and wellness houses and activated water machines segment. Our gross margin decreased slightly from 63.6% for the three months ended September 30, 2012 to 62.5% for the three months ended September 30, 2013.

Gross profit for the healthcare knit goods segment increased by $26,245 or 54.9% to $74,066 for the three months ended September 30, 2013 compared to $47,821 for the three months ended September 30, 2012. This increase was mainly due to the increased sales of our mattress products, which have higher gross margins. The gross margins of healthcare knit goods segment increased from 65.5% for the three months ended September 30, 2012 to 74% for the three months ended September 30, 2013. The increased output of our healthcare knit goods caused the lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $5,773 or 6.5% to $82,918 for the three months ended September 30, 2013, compared to $88,691 for the three months ended September 30, 2012. This decrease was primarily due to the decrease in gross profit of our cosmetic products. The gross margin of daily healthcare and personal care segment decreased from 73.8% for the three months ended September 30, 2012 to 67.3% for the three months ended September 30, 2013. This decrease was mainly due to the decreased sales of our cosmetic products, which have higher gross profit margin.

Gross profit of the wellness house and activated water machine segments increased by $35,603 or 69.6% to $86,765 for the three months ended September 30, 2013, compared to $51,162 for the three months ended September 30, 2012. This increase was mainly due to the increase in gross profit of wellness house for family use. The gross margin of our wellness house and activated water machine segments increased slightly from 50.3% for the three months ended September 30, 2012 to 52% for the three months ended September 30, 2013.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $31,996, or 5.7%, from $564,692 for the three months ended September 30, 2012 to $532,696 for the three months ended September 30, 2013. This decrease was mainly due to the decrease of marketing fees and travel expenses. Operating expenses for healthcare knit goods segment decreased by $24,381 or 13.9% to $151,144 for the three months ended September 30, 2013 from $175,525 for the three months ended September 30, 2012. Operating expenses for daily healthcare and personal care segment decreased by $37,788 or 19.6% to $154,726 for the three months ended September 30, 2013 from $192,514 for the three months ended September 30, 2012. Operating expenses for our wellness house and activated water machine segment increased by $30,173 or 15.3% to $226,826 for the three months ended September 30, 2013 from $196,653 for the three months ended September 30, 2012.

Loss from operations. As a result of the foregoing, our loss from operations was $288,947 for the three months ended September 30, 2013, compared to $377,018 for the three months ended September 30, 2012, a decrease of $88,071 or 23.4%. This decrease was mainly due to the increase in sales.

Income taxes. Our income tax expenses were negative $2,011 for the three months ended September 30, 2013, compared to $4,331 for the three months ended September 30, 2012. The negative income tax in the third quarter of 2013 was mainly due to a reverse to the excess income tax accrued in 2012 amounted to $1,567 and the change of currency translation rate.

Net loss. For the three months ended September 30, 2013, our net loss was $286,843 compared to $339,153 for the three months ended September 30, 2012. This decrease was mainly due to increase in sales and the decrease in operating expenses.

For the Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenue. For the nine months ended September 30, 2013, revenue was $874,469 compared to $1,511,274 for the nine months ended September 30, 2012, a decrease of $636,805 or 42.1%. This decrease was mainly due to the decrease in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. In our healthcare knit goods segment and wellness houses and activated water machines segment, most products are durable consumables which have three or more years of life cycle. Our franchisees’ demand for our products for the first half of 2013 may have been affected because of the large amount of our main products they purchased in the end of 2010. In addition, from the year of 2012, in order to concentrate on high-quality franchisees we strengthened the enforcement of the terms of our franchise agreements and policies after focusing mostly on increasing franchise stores in 2011. As a result, the number of our franchisees decreased compared to the number in 2012, which also caused a decrease in revenue.

Revenue from healthcare knit goods segment decreased by $412,632, or 67.4% to $199,915 for the nine months ended September 30, 2013 from $612,547 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $66,435 or 18.2% to $298,992 for the nine months ended September 30, 2013 from $365,427 for the nine months ended September 30, 2012. This was primarily due to the decrease in sales of our cosmetic products.

Revenue from wellness houses and activated water machines decreased by $157,738 or 29.6% to $375,562 for the nine months ended September 30, 2013 from $533,300 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket.

Cost of Goods Sold.  For the nine months ended September 30, 2013, cost of goods sold was $327,130 compared to $414,021 for the nine months ended September 30, 2012, a decrease of $86,891, or 21%. This decrease was mainly due to a decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $54,804 for the nine months ended September 30, 2013 from $147,992 for the nine months ended September 30, 2012, a decrease of $93,188 or 63%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $98,208 for the nine months ended September 30, 2013 from $99,681 for the nine months ended September 30, 2012, a decrease of $1,473 or 1.5%. This decrease was mainly due to the decrease in the cost of our cosmetic products.

Cost of goods sold for our wellness house and activated water machine segment increased to $174,118 for the nine months ended September 30, 2013 from $166,348 for the nine months ended September 30, 2012, an increase of $7,770 or 4.7%. This increase was mainly due to the increase in the cost of our wellness houses for family use.

Gross profit. Our gross profit decreased by $549,914 or 50.1% to $547,339 for the nine months ended September 30, 2013, compared to $1,097,253 for the nine months ended September 30, 2012. This decrease was primarily due to the decrease in gross profit for healthcare knit goods segment and wellness house and activated water machine segment. In addition, our gross margin decreased from 72.6% for the nine months ended September 30, 2012 to 62.6% for the nine months ended September 30, 2013. This decrease was mainly due to wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $319,444 or 68.8% to $145,111 for the nine months ended September 30, 2013 compared to $464,555 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 75.8% for the nine months ended September 30, 2012 to 72.6% for the nine months ended September 30, 2013. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $64,962 or 24.4% to $200,784 for the nine months ended September 30, 2013, compared to $265,746 for the nine months ended September 30, 2012. This decrease was primarily due to the decrease in gross profit of our cosmetic products. Our gross margin of daily healthcare and personal care segment decreased from 72.7% for the nine months ended September 30, 2012 to 67.2% for the nine months ended September 30, 2013. This decrease was mainly due to the decrease in sales of our cosmetic products, which have higher gross margins.

Gross profit of the wellness house and activated water machine segments decreased by $165,508 or 45.1% to $201,444 for the nine months ended September 30, 2013, compared to $366,952 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in sales of Foot Sauna Bucket. The gross margin of our wellness house and activated water machine segments decreased from 68.8% for the nine months ended September 30, 2012 to 53.6% for the nine months ended September 30, 2013. This decrease was mainly due to the more discount to our franchisees.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $121,616, or 6.2%, from $1,960,187 for the nine months ended September 30, 2012 to $1,838,571 for the nine months ended September 30, 2013. This decrease was mainly due to the decrease of conference expenses and travel expenses. Operating expenses for healthcare knit goods segment decreased by $374,178 or 47.1% to $420,322 for the nine months ended September 30, 2013 from $794,500 for the nine months ended September 30, 2012. Operating expenses for daily healthcare and personal care segment increased by $154,656 or 32.6% to $628,631 for the nine months ended September 30, 2013 from $473,975 for the nine months ended September 30, 2012. Operating expenses for our wellness house and activated water machine segment increased by $97,906 or 14.2% to $789,618 for the nine months ended September 30, 2013 from $691,712 for the nine months ended September 30, 2012. These changes were due to the fact that we put more marketing and sales efforts on our wellness house and activated water machine segment and daily healthcare and personal care segment in place of healthcare knit goods segment.

Loss from operations. As a result of the foregoing, our loss from operations was $1,291,232 for the nine months ended September 30, 2013, compared to $862,934 for the nine months ended September 30, 2012, an increase of $428,298. This increase was mainly due to the decrease in sales.

Income taxes. Our income tax expenses were $78,237 for the nine months ended September 30, 2013, compared to $16,710 for the nine months ended September 30, 2012. The increase was due to an additional income tax for the year of 2012 requested by PRC tax authority after a review of our 2012 Corporate Income Tax Filing.

Net loss. Our net loss was $1,507,663 for the nine months ended September 30, 2013, compared to $823,887 for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Sales to franchise customers	$374,234	$278,039	$820,998	$1,381,992
Sales to non-franchise customers	15,629	16,920	53,471	129,282

Total sales	$389,863	$294,959	$874,469	$1,511,274

Liquidity and Capital Resources

Our cash at the beginning of the nine months ended September 30, 2013 was $522,145 and decreased to $151,945 by the end of September 30, 2013, a decrease of $370,200. This decrease was mainly due to the loss from our operations. On September 30, 2013, we had net working capital of $2,320,273, a decrease of $1,062,305 from $3,382,578 on December 31, 2012.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2013	2012
Net cash provided by (used in)：
Operating activities	$(1,379,997)	$(891,289)
Investing activities	990,244	(120,591)
Financing activities	$(24,470)	$(243,060)

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,379,997 for the nine months ended September 30, 2013 compared to $891,289 for the nine months ended September 30, 2012. This increase was primarily due to the reduced cash collection driven by $683,776 of increase in net loss.

For the nine months ended September 30, 2013, cash was mainly used to cover the loss of $1,507,663 and pay taxes of $217,065, which were primarily offset by an add-back of $412,816 of depreciation for non-cash expense.

For the nine months ended September 30, 2012, cash was mainly used to cover the loss of $823,887 and purchase materials of $291,310, which were primarily offset by an add-back of $372,027 of depreciation for non-cash expense.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $990,244 for the nine months ended September 30, 2013, compared to $120,591 of net cash used in for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we took back $1,022,757 of our short-term wealth-management investment, a kind of Marketable Security in Industrial and Commercial Bank of China in the total amount of $1,266,604, which was invested in 2012. For the nine months ended September 30, 2012, cash was mostly used to remodel our training building in the amount of $0.12 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $24,470 for the nine months ended September 30, 2013, compared to $243,060 for the nine months ended September 30, 2012. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,588,961 has been repaid. We repaid $1,540 and $26,105 of these advances for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $48,436.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $743,092 has been repaid. We repaid $22,930 and $216,955 of these advances for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the total unpaid principal balance due Shenyang Joway for advances was $48,609.  Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2013, the Company had allocated $354,052 to statutory reserves.

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

Accounts Receivable

Accounts receivable are carried at net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. Management reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customers’ credit worthiness, current economic trends, and changes in customer’s payment patterns to evaluate the adequacy of these reserves.

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

Recent Accounting Pronouncements

 We do not anticipate that the adoption of recently issued accounting pronouncements to have a material effect on our condensed consolidated financial statements.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2013 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: November 14, 2013
Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer