Form 10-K
period 2013-12-31
Joway Health Industries Group Inc
filed 2014-03-31
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-108715

 Joway Health Industries Group Inc.
(Exact Name of Registrant as specified in its charter)

Nevada	98-0221494
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

No. 19, Baowang Road, Baodi Economic Development Zone,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $75,180. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 31, 2014, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2014. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. BUSINESS.

Overview

Through our PRC Operating Entities, Joway Health Industries Group Inc. (the “Company” or “Joway Health”) is engaged in the manufacture, distribution and sale of tourmaline-related healthcare products. We are incorporated in the state of Nevada. Our principal executive offices are located at No. 19. Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 301800. Our website address is www.jowayhealth.com.

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

Dynamic Elite

Dynamic Elite was founded on June 2, 2010 under the laws of the British Virgin Islands by Crystal Globe and Evan Liu, the sole shareholder of Crystal Globe, at the request of Mr. Jinghe Zhang. Mr. Liu is a friend of Mr. Jinghe Zhang. On September 15, 2010, Dynamic Elite established a wholly-owned subsidiary — Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”), as a wholly foreign-owned enterprise (WOFE) under the laws of the PRC for the purposes of acquiring Tianjin Joway Shengshi Group Co., Ltd. and engaging in the manufacture, distribution and sale of tourmaline products in China. Under Article 6 of the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, adopted April 12, 1986 at the 4th Sess. of the 6th National People’s Congress and as amended on October 31, 2000 (“PRC WOFE Law”) and Article 7 of the Detailed Rules for the Implementation, any person or entity that intends to establish an enterprise in the PRC with foreign capital is required to submit an application for examination and approval to the appropriate department under the State Council. On September 9, 2010, the local Tianjin City government issued a certificate of approval approving the foreign ownership of Junhe Consulting by Dynamic Elite. Mr. Jinghe Zhang was appointed as the Executive Director of Junhe Consulting.

PRC Operating Entities

All of our business operations are conducted through our PRC Operating Entities. The chart below sets forth our corporate structure.

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2013 and 2012, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

Joway Technology

Joway Technology was incorporated under PRC law on March 28, 2007, with a registered capital of RMB 1,100,000. Its term of operation expires on March 27, 2017. It was formed to engage in intelligent engineering design and construction, development and sales of electronics, water filters, and other similar products. Prior to July 25, 2010, Joway Shengshi held 90.91% of Joway Technology. On July 25, 2010 Joway Shengshi acquired the remaining 9.09% of Joway Technology from Mr. Jingyun Chen for RMB 100,000 in cash. As a result of the acquisition, Joway Shengshi became the sole shareholder of Joway Technology.

Joway Decoration

Joway Decoration was cofounded by Joway Shengshi and Mr. Jingyun Chen under PRC law on April 22, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on April 21, 2019. It was formed to engage in the business of intelligent electric heating project design and construction, development and sales of electronics technology and water filters, and the manufacture and sales of wood products. Prior to July 9, 2010, Joway Shengshi owned 90% of Joway Decoration. On July 9, 2010, Joway Shengshi entered into a share acquisition agreement with Mr. Jingyun Chen to acquire the remaining 10% of the shares of Joway Decoration for RMB 200,000 in cash. As a result of the acquisition, Joway Shengshi became the sole shareholder of Joway Decoration.

Shengtang Trading

Shengtang Trading was cofounded by Joway Shengshi and Mr. Jingyun Chen under PRC law on September 18, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on September 17, 2029. It was formed to engage in the business of importing and exporting merchandise and technology; knitwear, biochemistry (excluding toxic chemicals and drugs), and the wholesale and retail sale of hardware. Prior to July 28, 2010, Joway Shengshi owned 95% of Shengtang Trading. On July 28, 2010, Joway Shengshi entered into a share acquisition agreement with Mr. Aiying Wang to acquire the remaining 5% of the shares of Shengtang Trading for RMB 100,000 in cash. As a result of the acquisition, Joway Shengshi became the sole shareholder of Shengtang Trading.

VIE Agreements

On September 16, 2010, prior to the Share Exchange, Junhe Consulting, Dynamic Elite’s wholly owned subsidiary had entered into a series of control agreements with Joway Shengshi and all of the owners of Joway Shengshi, which agreements allow Junhe Consulting to control Joway Shengshi. Through our ownership of Dynamic Elite, Dynamic Elite’s ownership of Junhe Consulting and Junhe Consulting’s agreements with Joway Shengshi, we believe that Joway Health controls Joway Shengshi and therefore, we consolidate the results of operations of Joway Shengshi and its subsidiaries with ours as variable interest entities.

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Jinghe Zhang and Mr. Baogang Song, the shareholders of Joway Shengshi, entered into a Call Option Agreement with the sole shareholder of Crystal Globe, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal to $20,000 over the next three years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011, and vests as to 33% on April 2 of 2012 and 2013. As a result, the shareholders of Joway Shengshi became the indirect beneficial owners of the shares of the Company held by Crystal Globe.

Under PRC law the acquisition of Joway Shengshi by Junhe Consulting must be structured as a cash transaction with the purchase price based on the appraised value of the equity interest or assets to be sold. Neither Junhe Consulting nor Dynamic Elite had sufficient cash to pay the appraised value of the equity interest or assets of Joway Shengshi. Alternatively, the shareholders of Joway Shengshi entered into a series of contractual agreements (the “VIE Agreements”) which enabled Dynamic Elite to gain control of Joway Shengshi and be entitled to receive 100% of the profits of Joway Shengshi and is obligated for 100% of the losses of Joway Shengshi. As a result of the VIE agreements, we are able to consolidate Joway Shengshi’s financial statements, including the results of operations, assets and liabilities of Joway Shengshi and its subsidiaries without triggering the regulatory requirements of PRC law. Under PRC law the VIE Agreements are considered commercial transactions among legal entities and individuals, and do not trigger the PRC requirements that apply to acquisitions, although the pledge by Joway Shengshi’s equity holders of all their equity in Joway Shengshi to Junhe Consulting pursuant to the Equity Pledge Agreement (the “Equity Pledge”) must be registered with the appropriate governmental agency. The Equity Pledge was registered with local administration department for industry and commerce pursuant to the Section 1 of Article 226 of PRC Property Law passed by National People's Congress on March 16, 2007.

Through Junhe Consulting, we effectively and substantially control Joway Shengshi and its three wholly owned subsidiaries Joway Technology, Shengtang Trading and Joway Decoration.

The VIE Agreements include:

•
a Consulting Services Agreement through which Junhe Consulting has the right to advise, consult, manage and operate Joway Shengshi and collect and own all of the net profits or losses of Joway Shengshi;

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

•
an Option Agreement under which the shareholders of Joway Shengshi have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi with a consideration equal to the capital paid in by the shareholders in the amount of RMB 50 million (approximately USD $7.52 million). As executive director of Junhe Consulting, Mr. Jinghe Zhang has the power to exercise the option in his sole discretion; and

•
an Equity Pledge Agreement under which the owners of Joway Shengshi have pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

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

Call Option Agreement

As part of the reorganization of Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Zhang and Mr. Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of Joway Health (f/k/a G2 Ventures, Inc.) and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in Joway Health held by Crystal Globe pursuant to this Call Option Agreement.

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2013, we had 63 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

The three methods mentioned above are keys to our manufacturing process. We protect our manufacturing methods via confidentiality agreements entered into between us and our employees. Pursuant to the confidentiality agreement, the employees are prohibited from unlawfully revealing and using our confidential technology during his/her term of employment and ten years after the termination of employment.

Our Products and Services

We primarily manufacture the following three series of tourmaline-related healthcare products:

1.         Healthcare Knit Goods Series

For the fiscal years ended December 31, 2013 and 2012, our healthcare knit goods series of products accounted for approximately 28.3% and 34.4%of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

Set forth below is a list of healthcare knit goods products, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Golden Mattress		Spray Method
2	Tourmaline Mattress		Spray Method
3	Tourmaline Undergarment		Dip Method
4	Tourmaline Bed Linens		Spray Method
5	Tourmaline Male Shirts		Dip Method
6	Tourmaline Pillow		Spray Method

2.         Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2013 and 2012, our daily healthcare and personal care series of products accounted for approximately 31.5% and 26.8% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products.  We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

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

No.	Products	Trademark/Mark	Primary Functional Component	Main Function
1	Lycopene capsule		Tomato extract, Carrot powder	Resist oxygen free radical damage to human body and improve skin allergy.

2	Beautifying Collagen capsule		Highly concentrated collagen extracted from deep-sea sharkskin	Supplement human body with collagen necessary to maintain healthy.

3	Maca capsule		Maca fine powder	Replenish physical strength, protect the ovaries, slim the body, whiten the skin and strengthen sex ability.

4	East Asia migratory locust powder capsule		East Asia migratory locust powder	Regulate immunity, activate cells, inhibited aging, prevent diseases.

5	Spring awaken pieces		Soybean extract, Pearl powder, Vitamin E, Vitamin C	Regulate estrogen level, improve bone density, prevent senile dementia, cardiovascular or cerebrovascular disease.

6	Six ingredients tea		Prepared rehmannia, Cornus, Cortex Moutan, Rhizoma alismatis, Yam, Poria cocos, Yunnan Dian black tea	Refresh spirit, alleviate fatigue, clear heat and remove toxicity, invigorate stomach and promote digestion.

3.        Wellness House and Activated Water Machine

For the years ended December 31, 2013 and 2012, our wellness house and activated water machine series of products accounted for approximately 40.2% and 38.7% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, tourmaline wellness house materials, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat one to eight people depending on its size; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications.

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

Return policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During 2013 and 2012, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2013 and 2012.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have seven employees engaged in manufacturing as of December 31, 2013. We had our own design team comprising three designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2013 and 2012, respectively.

Top Ten Customers in 2013

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tiefeng Ma Store	¥316,351	$51,039	Tourmaline Mattress, Tourmaline Soap, etc.	3.7%
2	Weijing Xie Store	253,127	40,839	Wellness House, Tourmaline Soap, etc.	2.9%
3	Chunxia Nan Store	225,974	36,458	Tourmaline Pillow, Tourmaline Mattress, etc.	2.6%
4	Lijun Sun Store	219,066	35,344	Wellness House, Tourmaline Undergarment, etc.	2.5%
5	Xiaomei Yang Store	209,950	33,873	Wellness House, Tourmaline Pillow, etc.	2.4%
6	Xiangyun Xu Store	198,195	31,976	Wellness House , Tourmaline Mattress,, etc.	2.3%
7	Yun Lei Store	185,626	29,949	Tourmaline Shampoo, Tourmaline Soap, etc.	2.2%
8	Xiangyue Zhang Store	182,901	29,509	Wellness House, Tourmaline Pillow, etc.	2.1%
9	Li Miao Store	168,854	27,243	Tourmaline Pillow, Wellness House, etc.	2.0%
10	Suying Liu Store	166,051	26,790	Tourmaline Mattress, Wellness House, etc.	1.9%
		¥2,126,095	$343,020		24.7%

Top Ten Customers in 2012

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xiangyun Xue Store	¥420,554	$66,545	Wellness House, Foot Sauna Bucket, etc.	3.5%
2	Lijun Sun Store	300,797	47,596	Wellness House, Foot Sauna Bucket, etc.	2.5%
3	Baocong Yang Store	264,863	41,910	Wellness House , Tourmaline Mattress, etc.	2.2%
4	Xue Li Store	201,895	31,946	Tourmaline Mattress , Wellness House, etc.	1.7%
5	Xiuxue Xu Store	201,425	31,872	Wellness House, Foot Sauna Bucket, etc.	1.7%
6	Jianhui Zhou Store	172,511	27,297	Wellness House , Tourmaline Mattress,, etc.	1.4%
7	Huilin Sun Store	156,170	24,711	Wellness House, Foot Sauna Bucket, etc.	1.3%
8	Yan Yang Store	154,884	24,508	Wellness House, Tourmaline Water Machine, etc.	1.3%
9	Guizhi Wu Store	147,388	23,321	Wellness House, Foot Sauna Bucket, etc.	1.2%
10	Dejun Wang Store	132,800	21,013	Foot Sauna Bucket , Tourmaline Water Machine, etc.	1.1%
		¥2,153,287	$340,719		18.0%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2013 and 2012.

Suppliers

Below is a list of our top ten suppliers in 2013 and 2012, respectively.

Top Ten Suppliers in 2013

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Tianjin Hezhi Pharmaceutical Co., Ltd.	¥829,499	$133,830	Health food	21.4%
2	Tianjin Yijuyong Wine Co., Ltd.	475,916	76,783	Wine	12.3%
3	Shenzhen Zhuoxian Industry Co., Ltd.	364,580	58,821	Wellness House for family use	9.4%
4	Penglai Huakang Healthcare Product Co., Ltd.	355,130	57,296	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.2%
5	Xuzhou Kailier Sauna Equipment Co.,Ltd.	316,874	51,124	Food Sauna bucket	8.2%
6	Hangzhou Siluhua Home Textile Co., Ltd.	144,300	23,281	Tourmaline Mattress	3.7%
7	Healthland Sauna Equipment Co.,Ltd.	128,690	20,763	Wellness House for family use	3.3%
8	Suzhou Xuezi Daliy Chemicals Co., Ltd.	83,428	13,460	Soap	2.2%
9	Yangzhou Qionghua Sports Goods Co.,Ltd	75,127	12,121	Tourmaline Waist Protector	1.9%
10	Shanghai Huzheng Nano Technology Co., Ltd	54,000	8,712	Tourmaline	1.4%
		¥2,827,544	$456,191		73.0%

Top Ten Suppliers in 2012

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Hangzhou Siluhua Home Textile Co., Ltd.	¥916,827	$145,071	Tourmaline Mattress	11.8%
2	HEALTHLAND SAUNA EQUIPMENT CO.,LTD.	793,815	125,607	Wellness House for family use	10.2%
3	Anhui Saunaking Co., Ltd.	726,275	114,920	Wellness House for family use and Food Sauna bucket	9.3%
4	Xuzhou Kailier Sauna Equipment Co.,Ltd.	487,500	77,138	Food Sauna bucket	6.3%
5	Penglai Huakang Healthcare Product Co., Ltd.	452,900	71,663	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	5.8%
6	Jilin Luwang Sanbao Bio-Technique Co. Ltd.	398,025	62,980	Health food	5.1%
7	Jiangsu Aidefu Latex Produce Co. , ltd.	318,000	50,318	Tourmaline Mattress	4.1%
8	Tianjin Hezhi Pharmaceutical Co., Ltd.	301,855	47,763	Health food	3.9%
9	Hangzhou Tiger Water Treatment Equipment Co. , Ltd.	250,284	39,603	Tourmaline Water Machine Materials	3.2%
10	Guilin Xinzhu Nature Biological Engineering Materials Co. , Ltd.	100,000	15,823	Tourmaline	1.3%
		¥4,745,481	$750,886		61.0%

In 2013, two major suppliers accounted for 21.4% and 12.3%, respectively of our annual raw materials purchases and in 2012 another two major suppliers accounted for 11.8% and 10.2%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 92% of our annual sales in 2013 and 2012 were made to our franchisees.

As of December 31, 2013, there were approximately 176 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	47
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	63
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	33
Southern China (Guangdong, Hainan, Guangxi)	10
Central China (Henan, Hubei, Hunan)	12
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	11
Total	176

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

Cooperative Contract on Investment in Establishing Joway Hezhi Pharmaceutical Co., Ltd.

On August 28, 2011, one of our subsidiaries, Joway Shengshi, and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered into a Cooperative Contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with a registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. Joway Hezhi will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 in consideration for 30% of the equity in Joway Hezhi. Pursuant to the Cooperative Contract, Joway Shengshi has the obligation to contribute to Joway Hezhi an additional capital of RMB 4,500,000 and 51 mu or approximately 3,400 square meter land use rights.

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference, which is open to both our franchisees and to the general public as well. In 2013 and 2012, we held our annual conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 15 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2013, we held product seminars and meetings in approximately 60 cities in the PRC.

Generally, we are responsible for the cost of annual conferences. In 2013 and 2012, we incurred costs related to annual conferences of $58,563 (RMB 362,985) and $102,801 (RMB 649,685), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2013 and 2012.

	2013		2012
Expenses	RMB	US$	RMB	US$
Promotion	¥1,016,046	$163,927	¥861,418	$136,304
Printing	15,181	2,449	22,902	3,624
Travelling	506,098	81,653	234,528	37,110
Training	104,967	16,935	331,410	52,440
Salaries	984,973	158,914	915,352	144,838
Total	¥2,627,265	$423,878	¥2,365,610	$374,316

For the fiscal year 2014, we have a marketing and sales budget of $490,677 (RMB3,000,000), of which, $98,135 (RMB600,000) is budgeted for our 2014 annual conference, $163,559 (RMB1,000,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

Seasonality

Because our products are for daily use, seasonal variations do not have meaningful impact on the market demand for our products.

Competition

Competitive Environment

China’s tourmaline health products market is highly segmented and is in the stage with great demand.

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

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

•
Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

•	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development.

•
Sales Channels Advantage: As of December 31, 2013, we had approximately 176 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

•
Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

•
Public Relation Advantage: We enjoy  the benefits of a membership at China Health Care Association and China Home Textile Association.  For example, as a member, we are entitled to  obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

Business Strategy

We believe the market for tourmaline health-related products in the PRC will grow rapidly. In order to benefit from the market opportunities, we plan to implement the following strategies:

•
We will focus on expanding our sales and franchise network in the PRC. Over the past few years, most of our franchises are located in north of China, our target is to cover the most provinces in China especially the southern part in which economy remains high development.

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

Research and Development

As of December 31, 2013, we had three employees engaged in research and development activities. Our research and development focus is on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2013 and 2012, we spent $48,360 (RMB 299,746) and $28,946 (RMB 182,943), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2013 and 2012 as well as our budget for 2014.

	2013		2012		2014 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	10,935	1,764	2,068	327	10,000	1,636
Samples	25,388	4,096	140	22	20,000	3,271
Travel Expense	159	26	2,947	466	3,000	491
Salary	235,564	38,005	158,428	25,068	200,000	32,712
Inspection Fee	27,700	4,469	19,360	3,063	20,000	3,271
Total	299,746	48,360	182,943	28,946	253,000	41,381

Intellectual Property

We regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

The trademarks we currently use include the “Joway” trademark, which is owned by our President, Chief Executive Officer and director, Mr. Jinghe Zhang. We are permitted to use the “Joway” trademark pursuant to a license agreement with Mr. Jinghe Zhang dated December 1, 2009 for a term of ten years. The agreement is renewable at the end of its respective term. There is no license fees to Mr. Jinghe Zhang for the use of the trademark.

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

11275200
Class 30: Staple foods.
Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.
		December 28, 2013	December 27, 2023	Tianjin Joway Shengshi Group Co., Ltd

11232054	Class 33: Alcoholic beverages. Fruit extracts [alcoholic], aperitifs, distilled beverages, cider, digesters [liqueurs and spirits], wine, clear wine, alcoholic beverages [except beer] and sake.	December 14, 2013	December 13, 2023	Tianjin Joway Shengshi Group Co., Ltd

11203446	Class 5: Pharmaceuticals. Glue ball, Reducing tea, air purifying preparations, mosquito-repellent incense , sanitary pads, sanitary towels, antisepsis paper and babies' diapers.	December 7, 2013	December 6, 2023	Tianjin Joway Shengshi Group Co., Ltd

Currently, the patents the Company is using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following five patents for free from December 1, 2009 to the expiration date of each patent.

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

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine and our wellness house for family use. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 1,000,000 ($163,559). The total insurance coverage for our wellness house for family use is RMB 2,000,000 ($327,118).  We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2013 and 2012, we had no product liability claims.

Employees

As of December 31, 2013, the Company, including its subsidiaries, had a total of 63 full time employees.

Joway Shengshi

As of December 31, 2013 Joway Shengshi had 51 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	19
Sales	7
Distribution	4
Production	6
Research and development	2
Franchising	9
Finance	4

Joway Decoration

As of December 31, 2013, Joway Decoration had 9 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Shengtang Trading

As of December 31, 2013, Shengtang Trading had 3 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We act as a distributor for eleven edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to SFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., Beijing Shenghua Meiye Technology Development Co., Ltd., Tianjin Hezhi Pharmaceutical Co., Ltd.., and Jilin Luwang Sanbao Biological Technology Co., Ltd., which all have obtained the necessary manufacturing licenses and certifications from the SFDA.

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

The Company’s production process does not produce industrial waste water or waste gas emissions of a type that is regulated by current PRC laws and regulations. The Company’s other emissions, including noise, waste water, solid waste and atmospheric pollutants meet regulatory standards. According to the Letter regarding Environment Protection of Tianjin Joway Shengshi Group Co, Ltd. issued by Tianjin Baodi Environmental Protection Bureau dated August 8, 2013, Joway Shengshi complies with applicable environmental protection laws and regulations and its discharge of pollutants meets with the standards of the state and Tianjin City.

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

In addition, the Dodd-Frank Act of 2010 requires the Securities and Exchange Commission (the “SEC”) to establish new annual disclosure and reporting requirements for public companies to report their use of "conflict minerals" originating from the Democratic Republic of Congo and its nine immediate neighbors. The current list of "conflict minerals" under the Dodd-Frank Act includes gold, tantalum, tin and tungsten (although additional minerals may be added in the future). If tourmaline is classified as a "conflict mineral" in the future, there may only be a limited pool of suppliers who provide conflict-free tourmaline, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2013, we had approximately 63 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our goal is to provide customer with first class service. It will be attained by the one-stop consultancy, analysis on feedback of customer to provide information on customer’s potential demand, customer file system to introduce new product and promotion policy. If we fail to supply high quality of customer service, we may incur considerable complaints from our customers and lose loyalty of our customers, as a result, more and more customers may pursue competitors' products and our competitive ability may drop correspondingly.

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

Our main offices and manufacturing facilities are located in Baodi District, Tianjin City, PRC.

We have been issued a Land Use Rights and Property Ownership Certificate for approximately 27,500 square meters of land and nine buildings thereon in Baodi District, Tianjin City, PRC by the People’s Government of Tianjin City, which expires October 10, 2057.

We believe that our existing facilities are well maintained are in good operating condition and are sufficient for our present needs.

Among the nine buildings, four buildings are used for production, two for employee and franchisee training, one for employee accommodation, one for storage, and one for parking.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTCBB since September 11, 2009 under the symbol “GTVI”, however, there was no trading in our common stock until after the closing of the Share Exchange in October 2010.

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

Fiscal Year 2013	High	Low
First Quarter	$0.03	$0.02
Second Quarter	$0.03	$0.03
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.05	$0.035

Holders of Our Common Stock

As of December 31, 2013, we had 410 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from Junhe Consulting, which in turn would be dependent on the receipt of funds from our variable interest entities, Joway Shengshi and its subsidiaries. Payments of dividends by Junhe Consulting to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require Junhe Consulting to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate.

Additionally, under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC is required to set aside at least 10% of its after-tax profit (determined in accordance with PRC accounting standards) each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

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

Securities authorized for issuance under equity compensation plans

From January 2011 to September 2013, we agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock in connection with their service on the Company’s Board of Directors, In 2013, the Company granted Ms. Quintero and Mr. Pryor 10,000 and 8,000 shares of the Company’s common stock, respectively, valued at $300 and $240.. This compensation plan was terminated when Ms. Quintero and Mr. Pryor resigned in September 2013.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 176 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we began to develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2013, we had 176 franchisees compared to 193 as of December 31, 2012.

We are a holding company with no material operations of our own. All of our operations are conducted through Joway Shengshi and its three subsidiaries, Joway Technology, Joway Decoration and Shengtang Trading. Joway Shengshi engages in the manufacture and distribution of tourmaline health-related products such as knit goods, and daily healthcare and personal care products. Joway Technology and Joway Decoration engage in the manufacture and distribution of activated water machines and wellness houses. We utilize our Shengtang Trading subsidiary to purchase raw materials, which are then sold to Joway Shengshi and Joway Decoration.

As a holding company, our ability to pay dividends and other cash distributions to our shareholders depends in part upon dividends and other distributions paid to us by our PRC subsidiaries. The amount of dividends paid by our PRC subsidiaries to us primarily depends on the service fees paid to our PRC subsidiaries from Joway Shengshi and its subsidiaries, and, to a lesser degree, our PRC subsidiaries’ retained earnings. Conducting our operations through contractual arrangements with Joway Shengshi and its subsidiaries has a risk that we may lose the power to direct the activities that most significantly affect the economic performance of Joway Shengshi and its subsidiaries, which may result in our being unable to consolidate their financial results with our results and may impair our access to their cash flow from operations and thereby reduce our liquidity.

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2013. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2013 and 2012. We expect the price of textiles to remain stable in 2014. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2013 dropped to 7.7% compared with 7.8% in 2012. Domestic demand for, and consumption of, health-related products decreased substantially as a result of this slowdown.

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

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses consist primarily of employee remuneration and traveling expenses from our marketing department, transportation expenses and advertising expenses. General and administrative expenses consist primarily of employee remuneration from administrative departments, payroll taxes and benefits, general office expenses and depreciation.

Other (expense) income. Our other (expense) income consists primarily of interest income, subsidy income, other revenue from sales of obsolete equipment and other expenses related to the tax penalty requested by PRC tax authority after a review of our 2012 tax filings of corporate income and value added tax (VAT).

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2013	2012
REVENUES	$1,391,345	$1,897,906
COST OF REVENUES	546,445	601,028
GROSS PROFIT	844,900	1,296,878
OPERATING EXPENSES	2,800,497	2,631,730
LOSS FROM OPERATIONS	(1,955,597)	(1,334,852)
OTHER INCOME (LOSS), NET	(138,669)	53,206
LOSS BEFORE INCOME TAXES	(2,094,266)	(1,281,646)
INCOME TAXES	77,416	17,969
NET LOSS	$(2,171,682)	$(1,299,615)

Business Segments

In 2013 and 2012, the Company operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2013

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$394,140	28.3%	$437,867	31.5%	$559,338	40.2%	$1,391,345
COST OF REVENUES	139,184	25.5%	145,154	26.6%	262,107	48.0%	546,445
GROSS PROFIT	254,956	30.2%	292,713	34.6%	297,231	35.2%	844,900
GROSS MARGIN	64.7%		66.8%		53.1%		60.7%
OPERATING EXPENSES	837,641	29.9%	895,251	32.0%	1,067,605	38.1%	2,800,497
LOSS FROM OPERATIONS	$-582,685	29.8%	$-602,538	30.8%	$-770,374	39.4%	$-1,955,597

For the year ended December 31, 2012

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$653,660	34.4%	$509,327	26.8%	$734,919	38.7%	$1,897,906
COST OF REVENUES	158,233	26.3%	165,182	27.5%	277,613	46.2%	601,028
GROSS PROFIT	495,427	38.2%	344,145	26.5%	457,306	35.3%	1,296,878
GROSS MARGIN	75.8%		67.6%		62.2%		68.3%
OPERATING EXPENSES	906,395	34.4%	706,259	26.8%	1,019,076	38.7%	2,631,730
LOSS FROM OPERATIONS	$-410,968	30.8%	$-362,114	27.1%	$-561,770	42.1%	$-1,334,852

Year Ended December 31, 2013 Compared to December 31, 2012

Revenue. For the year ended December 31, 2013, revenue was $1,391,345 compared to $1,897,906 for the year ended December 31, 2012, a decrease of $506,561, or 26.7%. This decrease was mainly due to the decrease in the number of our franchisees. Since 2012, in order to concentrate on high-quality franchisees, we strengthened the enforcement of the terms of our franchise agreements and policies after focusing mostly on increasing franchise stores in 2011. As a result, the number of our franchisees dropped to 176 at the end of 2013 compared to 193 at the end of 2012. In addition, the demand to our products has been affected by the slowdown of the economy because China’s GDP growth continued to drop to 7.7% in 2013, compared with 7.8% in 2012.

Revenue from healthcare knit goods segment decreased by $259,520, or 39.7% to $394,140 for the year ended December 31, 2013 from $653,660 for the year ended December 31, 2012. This is primarily due to the decrease in sales of our mattress products. Our mattress products are durable consumables which have three or more years of life cycle and had been successfully sold to our customers in 2012 and 2011. However, considering the 3 or more years of life cycle of our mattress products and reducing customer size during 2013, our current consumers would not replace their purchases within this period and we have limited new customers increased which both directly affected our sales from mattress products.

Revenue from daily healthcare and personal care products decreased by $71,460, or 14% to $437,867 for the year ended December 31, 2013 from $509,327 for the year ended December 31, 2012.  This decrease was mainly due to the decrease of our franchisees and loss of our market share.

Revenue from wellness houses and activated water machines decreased by $175,581 or 23.9% to $559,338 for the year ended December 31, 2013 from $734,919 for the year ended December 31, 2012. Our wellness houses and activated water machines are durable consumables which have three or more years of life cycle and had been successfully sold to our customers in 2012 and 2011. However, considering the 3 or more years of life cycle of our products and reducing customer size during 2013, our current consumers would not replace their purchases within this period and we have limited new customers increased which both directly affected our sales from this segment.

Cost of Goods Sold. For the year ended December 31, 2013, cost of goods sold was $546,445 compared to $601,028 for the year ended December 31, 2012, a decrease of $54,583, or 9.1%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $139,184 for the year ended December 31, 2013 from $158,233 for the year ended December 31, 2012. This decrease was mainly due to a decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $145,154 for the year ended December 31, 2013 from $165,182 for the year ended December 31, 2012. This decrease was in line with the decrease in sales.

Cost of goods sold for wellness house and activated water machine segment decreased to $262,107 for the year ended December 31, 2013 from $277,613 for the year ended December 31, 2012. This decrease was primarily due to the decrease in sales.

Gross profit. Our gross profit decreased by $451,978 or 34.9% to $844,900 for the year ended December 31, 2013, compared to $1,296,878 for the year ended December 31, 2012. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 68.3% for the year ended December 31, 2012 to 60.7% for the year ended December 31, 2013. This decrease was mainly due to the decreased gross margin in our healthcare knit goods segment and wellness houses and activated water machines segment.

Gross profit for the healthcare knit goods segment decreased by $240,471 or 48.5% to $254,956 for the year ended December 31, 2013 compared to $495,427 for the year ended December 31, 2012. This decrease was mainly due to decreased sales of our mattress products, which have higher gross margins. The gross margin of our healthcare knit goods segment decreased from 75.8% for the year ended December 31, 2012 to 64.7% for the year ended December 31, 2013. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $51,432 or 14.9% to $292,713 for the year ended December 31, 2013, compared to $344,145 for the year ended December 31, 2012. This decrease was primarily due to the decreased sales. Gross margin of daily healthcare and personal care segment slightly decreased from 67.6% for the year ended December 31, 2012 to 66.8% for the year ended December 31, 2013.

Gross profit of the wellness house and activated water machine segment decreased by $160,075 or 35% to $297,231 for the year ended December 31, 2013, compared to $457,306 for the year ended December 31, 2012. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segment decreased from 62.2% for the year ended December 31, 2012 to 53.1% for the year ended December 31, 2013. In 2013, we give more discounts to our franchisees for promoting sales of our wellness house and activated water machine segments.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $168,767, or 6.4%, from $2,631,730 for the year ended December 31, 2012 to $2,800,497 for the year ended December 31, 2013. This increase was mainly due to $147,785 of impairment loss from inventory recognized in 2013. Operating expenses for healthcare knit goods segment decreased by $68,754 or 7.6% to $837,641 for the year ended December 31, 2013 from $906,395 for the year ended December 31, 2012. This decrease was mainly due to a decreased cost on promotion of our business represented by healthcare knit goods, most of which are the existing products for a long time. Operating expenses for daily healthcare and personal care segment increased by $188,992 or 26.8% to $895,251 for the year ended December 31, 2013 from $706,259 for the year ended December 31, 2012. This increase was mainly due to an increased cost on promoting our new products in daily healthcare and personal care segment. Operating expenses for wellness house and activated water machine segment increased by $48,529 or 4.8% to $1,067,605 for the year ended December 31, 2013 from $1,019,076 for the year ended December 31, 2012. This increase was mainly due to the increased marketing expenses on this segment.

Loss from operations. As a result of the foregoing, our loss from operations was $1,955,597 for the year ended December 31, 2013, compared to $1,334,852 for the year ended December 31, 2012, an increased loss of $620,745. This was mainly due to the decrease in sales of $506,561 and increase in operating expenses of $168,767 partly offset by the decreases of $54,583 from our cost of goods sold.

Income taxes. Our income tax expenses increased from $17,969 for the year ended December 31, 2012 to $77,416 for the year ended December 31, 2013. The increase was due to an additional income tax requested by PRC tax authority after a review of our 2012 Corporate Income Tax Filing.

Net loss. For the year ended December 31, 2013, our net loss was $2,171,682 compared to $1,299,615 for the year ended December 31, 2012. This was primarily due to the decrease in our market shares which reduced our operating incomes of $620,745 and an impairment loss of $147,785 from inventory.

Franchising

We enter into franchising agreements to develop retail outlets for our products. The agreements provide that franchisees will sell our products exclusively. In exchange we provide them with geographic exclusivity, discounted products, training and supports. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The Agreements are cancelable at our discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2013	2012

Sales to franchise customers	$1,281,106	$1,751,863
Sales to non-franchise customers	110,239	146,043

Total sales	$1,391,345	$1,897,906

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	193	247
Number of franchise outlets opened during the year	27	14
Number of franchise outlets closed during the year	(44)	(68)

Number of franchise outlets open at the end of the year	176	193

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2013 was $522,145 and decreased to $477,642 by the end of the year, a decrease of $44,503. In addition, our marketable security was $0 by the end of the year ended December 31, 2013, compared to $1,266,604 at the beginning of the year. The decrease at our cash level was due to the cash flow out from our operating activities which partly offset by the proceeds from disposal of our short-term investment. We had net working capital of $1,787,170 at December 31, 2013, a decrease of $1,595,408 from $3,382,578 at December 31, 2012.

Our cash and marketable security are held in large, reputable financial institutions as follows:

	December 31, 2013	December 31, 2012
Cash on hand	$21,951	$22,423
Cash in Industrial and Commercial Bank of China	452,231	472,696
Cash in Agricultural Bank of China	2,732	26,026
Cash in Standard Chartered Hong Kong	728	1,000
Total of Cash	477,642	522,145
Marketable Security in Industrial and Commercial Bank of China		1,266,604
Total of Cash and Marketable Security	$477,642	$1,788,749

Our cash flow information summary is as follows:

	For the year ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(1,232,881)	$(1,184,590)
Investing activities	$1,233,139	$(1,520,695)
Financing activities	$(50,347)	$(237,163)

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,232,881 for the year ended December 31, 2013 compared to $1,184,590 for the year ended December 31, 2012. This was mainly due to $872,067 of increase in net loss which was partly offset by a non cash impairment loss of $147,785 from inventory, less expenditures of $346,004 in our inventory, $115,061 in accounts payable, and $127,983 in tax payable.

For the year of 2013, cash was mainly used to cover the loss of $2,171,682. This was primarily offset by cash provided from an add-back of $549,364 of depreciation for non-cash expense and $147,785 of impairment loss from inventory.

For the year of 2012, cash was mainly used to cover the loss of $1,299,615 and purchase inventories of $409,733. This was primarily offset by cash provided from an add-back of $489,752 of depreciation for non-cash expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1,233,139 for the year ended December 31, 2013, compared to $1,520,695 of net cash used in for the year ended December 31, 2012. In 2012, we redeemed our short-term wealth-management investment, a kind of Marketable Security in Industrial and Commercial Bank of China in the total amount of $1,266,604, which was invested in 2012.

Net Cash Used in Financing Activities

Net cash used in financing activities was $50,347 for the year ended December 31, 2013, compared to $237,163 for the year ended December 31, 2012. For the year of 2013 and 2012, cash was used to repay Mr. Jinghe Zhang and Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) for advances made in prior periods.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2013, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,597,144 has been repaid. During the year of 2013 and 2012, Joway Shengshi repaid $9,723 and $20,393 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $40,253.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $760,786 has been repaid.  During the year of 2013 and 2012, the Company repaid $40,624 and $216,770 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due to Shenyang Joway for advances was $30,915.  Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2013 our working capital was $1,787,170 as compared to $3,382,578 at December 31, 2012, reflecting a decrease in cash and cash equivalents balances to $477,642 at the end of 2013 as compared to $522,145 at the end of 2012. These funds are located in financial institutions located as follows:

	December 31, 2013		December 31, 2012
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	477,642	100%	522,145	100%
	$477,642	100%	$522,145	100%

All of our revenues are earned by Joway Shengshi, our PRC controlled consolidated affiliate and subsidiaries. PRC regulations restrict the ability to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends only out of accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Dynamic Elite, a Hong Kong corporation and Junhe Consulting, a WFOE, is a bridge to transfer funds inside and outside the PRC. There are three ways for foreign cash to be transferred into Chinese subsidiaries:

(1) Capital funds: At the establishment of the WFOE, in accordance with the provisions of PRC Foreign-Owned Enterprise Law, funds were injected as capital by Dynamic Elite into its wholly foreign owned enterprise established in mainland China, Junhe Consulting.

(2) Raised capital - acquisition: if the Company raised sufficient capital, it could transfer the capital to Joway Shengshi by causing Dynamic Elite to apply to the Chinese Ministry of Commerce (MOFCOM) for approval of an acquisition of Joway Shengshi. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Dynamic Elite for Joway Shengshi represented a commercially fair price.

(3) Raised capital - joint venture: If the Company obtained capital that was less than the purchase price for Joway Shengshi deemed acceptable by MOFCOM, Dynamic Elite could still inject the funds into Joway Shengshi by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Joway Shengshi into an equity joint venture, in which Dynamic Elite would be its equity joint venture. If approved, Dynamic Elite would then own a portion of the equity in Joway Shengshi and the VIE agreements between Joway Shengshi and Junhe Consulting (WFOE) would be modified accordingly to reduce the portion of net income payable by Joway Shengshi to Junhe Consulting.

We have no current plans for the Company to fund Joway Shengshi, and expect the VIE structure to remain in place for the foreseeable future.

According to Consulting Services Agreement between Junhe Consulting (WFOE) and Joway Shengshi, 100% of the net income of Joway Shengshi will be paid to Junhe Consulting as a service fee, and in turn Junhe Consulting will in compliance with the provisions of PRC Foreign-Owned Enterprise Law, transfer this income to Dynamic Elite (HK company) for the purpose of profit distribution. The earnings transfer procedures is designed to comply with PRC regulations. As a result, there will be no government regulations which will impact our transactions to transfer cash within our corporate structure. However, when the funds are transferred to outside the PRC, all transferred amounts will be reported to the national tax bureau to examine whether the local and national taxes have been fully paid by Joway Shengshi and Junhe Consulting.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2013	2012
Building	$6,442,048	$6,204,017
Operating Equipment	390,119	377,636
Office furniture and equipment	343,809	331,449
Vehicles	1,113,856	1,078,215
Total	8,289,832	7,991,317
Less:accumulated depreciation	(2,031,496)	(1,482,132)
Property, plant and equipment, net	$6,258,336	$6,509,185

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $549,364 and $489,752, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2013 and 2012, we had allocated $0 to the statutory reserve.

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

Pursuant to Accounting Standards Codification Topic 810 “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Based on the various Contractual Agreements, we believe we are able to exercise control over the VIEs, and to obtain the full economic benefits. We believe that the terms of the exclusive option agreement are currently exercisable and legally enforceable under PRC laws and regulations. We also believe that the minimum amount of consideration permitted by the applicable PRC law to exercise the option does not represent a financial barrier or disincentive for us to exercise our rights under the exclusive option agreement. A simple majority vote of our board of directors is required to pass a resolution to exercise our rights under the exclusive option agreement, for which consent of the shareholder of VIEs is not required. Therefore, we believe this gives us the power to direct the activities that most significantly impact VIEs’ economic performance. T We believe that our ability to exercise effective control, together with the consulting service agreements and the equity pledge agreements, give us the rights to receive substantially all of the economic benefits from VIEs in consideration for the services provided by its wholly owned subsidiaries in China. Accordingly, as the primary beneficiary of VIEs and in accordance with U.S. GAAP, Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading, as VIEs of Junhe Consulting, has been consolidated in the Company’s financial statements. Sales from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading are included in our total sales, their incomes or losses from operations are consolidated with ours, and our net income or loss includes net income or loss from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe this ASU will have a significant impact on our financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity's fiscal year of adoption. We do not expect ASU 2013-05 to have a significant impact on our consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. We do not expect ASU 2013-11 to have a material effect on our financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our audited consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2013 and 2012 are appended to this report beginning on page F-1.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By letter dated December 11, 2013, the Company dismissed RBSM LLP as independent registered public accounting firm for the Company. The dismissal of RBSM LLP was approved by the Board of Directors of the Company.

RBSM LLP issued an audit report on the consolidated financial statements of the Company as at and for the year ended December 31, 2012, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the consolidated financial statements of the Company as at and for the year ended December 31, 2012 and through date of dismissal, (i) there were no disagreements between the Company and RBSM LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused RBSM LLP to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K

Prior to filing a Form 8-K reporting such dismissal, the Company provided RBSM LLP with a copy of the disclosures in the Form 8-K and RBSM LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K.

A copy of the letter furnished by RBSM LLP was filed as an exhibit to that Form 8-K.

On December 17, 2013, the Company signed a letter to engage HHC as its registered independent public accountants for the fiscal year ending December 31, 2013. The decision to engage HHC was approved by the Board of Directors of the Company.

During the Company's two most recent fiscal years ended December 31, 2013 and 2012 and through the date of engagement, the Company did not consult with HHC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and HHC did not provide either a written report or oral advice to the Company that HHC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K..

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting—Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

The specific material weakness identified by the Company’s management as of December 31, 2013 is described as follows:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have worked for U.S. listed companies but have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness. Additionally, we currently do not have a functional audit committee or qualified independent directors working as our directors.

Since members of our audit committee resigned at September 2013, we do not have an audit committee at the present time. Our board of directors serves as our audit committee to analyze and evaluate our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors has limited experience with U.S. GAAP. We recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

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

•
In 2011 we established the position of internal audit manager. From September 2011 to July 2012, we hired an internal audit manager who implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatments identified in such report have been fully implemented and confirmed by our internal control department. Currently, we are still in the process of seeking for a proper candidate to perform as our internal audit manager.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2013, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

In connection with the change in control of the Company on September 28, 2010, Gust Kepler resigned as our sole director and officer and we appointed Jinghe Zhang as our new President, Chief Executive Officer and sole director, Yuan Huang as our new Chief Financial Officer, Secretary and Treasurer on September 28, 2010.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 48, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

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

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our audit committee.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.jowayhealth.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Huang Yuan (No. 19, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800)..

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	48	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	42	Chief Financial Officer, Joway Shengshi
Yanli Feng	41	General Manager, Shengtang Trading

JINGHE ZHANG, age 48, is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 42, has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

YANLI FENG, age 41, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11.  EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2013 and 2012. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2013 or 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang President, Chief Executive Officer	2013	$79,862	(1)	—	—	—	—	—	—	$79,862
	2012	$85,445	(2)	—	—	—	—	—	—	$85,445

(1)	The amount of $79,862 in the table above represents the compensation received by Mr. Zhang for the entire year of 2013.
(2)	The amount of $85,445 in the table above represents the compensation received by Mr. Zhang for the entire year of 2012.

Employment Agreements with Executive Management

On September 28, 2010, we entered into an employment agreement with each of Mr. Jinghe Zhang and Mr. Yuan Huang. Under their respective agreements, Mr. Jinghe Zhang is employed as our President and Chief Executive Officer for a term of three years at a monthly salary of RMB 7,000 (approximately $1,070), and Yuan Huang is employed as our Chief Financial Officer, Secretary and Treasurer for a term of three years and a monthly salary of RMB 5,000 (approximately $746).  These employment agreements were renewed on September 28, 2013 for the same terms. Pursuant to these agreements, neither party may terminate the employment agreement without cause.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2013, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company.  In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. Socorro Quintero and Shepherd G. Pryor IV both resigned in September 2013. The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2013 and 2012.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Socorro Quintero(1)	$25,332	$300	—	—	—	—	$25,632
Shepherd G. Pryor IV(2)	$20,000	$240	—	—	—	—	$20,240

(1)	From February 2011 to December 31, 2013, the aggregate number of stock awards outstanding for Ms. Quintero was 30,000 shares of common stock.
(2)	From February 2011 to December 31, 2013, the aggregate number of stock awards outstanding for Mr. Pryor was 24.000 shares of common stock.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
Yanli Feng	24,000	*
All directors and executive officers (3 persons)	17,462,000	87.07%

*	Under 1% of the issued and outstanding shares as of March 31, 2014.

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2014 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang became the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe now.

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

Item 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2013 and 2012, and in which any of the following persons had or will have a direct or indirect material interest.

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

•
On May 7, 2007, the Company’s subsidiary Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”) (formerly known as Tianjin Joway Textile Co., Ltd) entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Shenyang Joway Electronic Technology Co., Ltd. (“Joway Technology”) (formerly known as Liaoning Joway Technology Engineering Co., Ltd.) and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2011, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During fiscal 2013 and 2012, the Company repaid $40,624 and $216,770 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due Shenyang Joway for advances was $30,915. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

•
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,597,144 has been repaid. During fiscal 2013 and 2012, Shengshi repaid $9,723 and $20,393 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $40,253.

Other Related Party Transactions

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

Procedures for Approval of Related Party Transactions

Our Director Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For 2013, we incurred aggregate fees and expenses of $70,000 from HHC for work completed for our annual audits and $30,000 from RBSM LLP for work completed for our quarterly reviews. For 2012, we incurred aggregate fees and expenses of $90,000 from RBSM LLP for work completed for our annual audits and $30,000 from SHERB & CO., LLP for work completed for our quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2013 and 2012 were $2,270 and $1,992, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2013 and 2012.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2013 and 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2013. All of the services provided and fees charged by our independent registered accounting firms in 2013 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2013 and 2012 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2013 and 2012 fiscal years for filing with the SEC.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd. (8)

10.35	Employment Agreement, dated September 28, 2013, by and between Joway Health Industries Group Inc. and Tony Huang*

10.36	Employment Agreement, dated September 28, 2013, by and between Joway Health Industries Group Inc. and Jinghe Zhang*

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 16, 2010.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.
(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

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

/s/ JINGHE ZHANG	President	March 31, 2014
Jinghe Zhang	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ YUAN HUANG	Chief Financial Officer	March 31, 2014
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Joway Health Industries Group Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC

Forest Hills, New York

March 31, 2014

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
A S S E T S

CURRENT ASSETS:
Cash	$477,642	$522,145
Short-term investment	-	1,266,604
Accounts receivable, net	1,486	11,594
Other receivables	37,333	46,727
Inventories	1,197,640	1,254,705
Advances to suppliers	180,968	276,953
Prepaid taxs	109,774	211,760
Prepaid expense	6,924	42,898
Total current assets	2,011,767	3,633,386

PROPERTY, PLANT AND EQUIPMENT, net	6,258,336	6,509,185

OTHER ASSETS:
Long-term Investment	245,339	237,488
Intangible assets, net	653,321	656,211
Total other assets	898,660	893,699

Total assets	$9,168,763	$11,036,270

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$76,267	$39,948
Advances from customers	18,178	20,265
Other payables	58,984	69,080
Due to related parties	71,168	121,515
Total current liabilities	224,597	250,808

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 and 20,036,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	20,054	20,036
Additional paid-in-capital	7,361,665	7,361,143
Statutory reserves	354,052	354,052
Retained earnings (accumulated deficit)	(82,531)	2,089,151
Accumulated other comprehensive income	1,290,926	961,080
Total stockholders' equity	8,944,166	10,785,462
Total liabilities and stockholders' equity	$9,168,763	$11,036,270

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012
REVENUES	$1,391,345	$1,897,906

COST OF REVENUES	546,445	601,028

GROSS PROFIT	844,900	1,296,878

Selling expenses	536,145	564,219
General and administrative expenses	2,116,567	2,067,511
Impairment loss from inventory	147,785	-
OPERATING EXPENSES	2,800,497	2,631,730

LOSS FROM OPERATIONS	(1,955,597)	(1,334,852)

Interest income	865	4,128
Other income	8,402	78,895
Other expenses	(147,936)	(29,817)
OTHER INCOME (LOSS), NET	(138,669)	53,206

LOSS BEFORE INCOME TAXES	(2,094,266)	(1,281,646)

INCOME TAXES	77,416	17,969

NET LOSS	(2,171,682)	(1,299,615)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	329,846	94,217

COMPREHENSIVE LOSS	$(1,841,836)	$(1,205,398)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.11)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,048,871	20,033,879

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Retained	Accumulated
	Perferred Stock		Common Stock		Additional		earnings	other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	(Accumulated	comprehensive	stockholder's
	of shares	stock	of shares	stock	capital	reserves	Deficit)	income	equity
BALANCE, December 31, 2011	-	$-	20,018,000	$20,018	$7,343,161	$354,052	$3,388,766	$866,863	$11,972,860

Net Loss	-	-	-	-	-	-	(1,299,615)	-	(1,299,615)
Stock-based compensation to Independent Directors	-	-	18,000	18	17,982	-	-	-	18,000
Foreign currency translation gain	-	-	-	-	-	-	-	94,217	94,217

BALANCE, December 31, 2012	-	-	20,036,000	20,036	7,361,143	354,052	2,089,151	961,080	10,785,462

Net Loss	-	-	-	-	-	-	(2,171,682)	-	(2,171,682)
Stock-based compensation to Independent Directors	-	-	18,000	18	522	-	-	-	540
Foreign currency translation gain	-	-	-	-	-	-	-	329,846	329,846

BALANCE, December 31, 2013	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(82,531)	$1,290,926	$8,944,166

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,171,682)	$(1,299,615)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	549,364	489,752
Amortization	27,258	18,875
Impairment loss from inventory	147,785	-
Loss on sale of assets	-	5,961
Stock-based compensation	540	18,000
Changes in operating assets and liabilities:
Accounts receivable, trade	10,317	26,459
Other receivables	4,576	243
Inventories	(63,729)	(409,733)
Advances to suppliers	97,022	100,075
Prepaid Expense	35,974	(39,307)
Accounts payable	35,282	(79,779)
Advances from customers	(2,296)	7,093
Other payable	(6,122)	131
Salary and welfare payable	844	3,252
Taxes payable	101,986	(25,997)
Net cash used in operating activities	(1,232,881)	(1,184,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(33,465)	(207,547)
Proceeds from sale of equipment	-	6,221
Purchase and redemption of investment	1,266,604	(1,266,604)
Purchase of intangible assets	-	(52,765)
Net cash provided by (used in) investing activities	1,233,139	(1,520,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(50,347)	(237,163)
Net cash used in financing activities	(50,347)	(237,163)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,586	92,404

NET DECREASE IN CASH	(44,503)	(2,850,044)

CASH, beginning of year	522,145	3,372,189

CASH, end of year	$477,642	$522,145

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$72,823	$16,628
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	– ORGANIZATION

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,054	86. 8% owned by Crystal Globe Limited 13.2% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

On September 16, 2010, prior to the share exchange, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners：

1. Consulting Services Agreement. Pursuant to the consulting services agreement between Junhe Consulting and Joway Shengshi, Junhe Consulting has the right to advise, consult, manage, and operate Joway Shengshi, and collect and own all of the net profits of the Operating Entities.

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

Pursuant to Accounting Standards Codification Topic 810 “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain the full economic benefits. The terms of the exclusive option agreement are currently exercisable and legally enforceable under PRC laws and regulations. The minimum amount of consideration permitted by the applicable PRC law to exercise the option does not represent a financial barrier or disincentive for the Company to exercise its rights under the exclusive option agreement. A simple majority vote of the Company’s board of directors is required to pass a resolution to exercise its rights under the exclusive option agreement, for which consent of the shareholder of VIEs is not required. Therefore, this gives the Company the power to direct the activities that most significantly impact VIEs’ economic performance. The Company’s ability to exercise effective control, together with the consulting service agreements and the equity pledge agreements, give the Company the rights to receive substantially all of the economic benefits from VIEs in consideration for the services provided by its wholly owned subsidiaries in China. Accordingly, as the primary beneficiary of VIEs and in accordance with U.S. GAAP, Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading, as VIEs of Junhe Consulting, has been consolidated in the Company’s financial statements. Sales from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading are included in the Company’s total sales, their incomes or losses from operations are consolidated with the Company’s, and the Company’s net income or loss includes net income or loss from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading.

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

	December 31,
	2013	2012
Year ended RMB: USD Exchange rate	6.114	6.3161
Average yearly RMB: USD Exchange rate	6.19817	6.31984

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2013 and 2012 foreign currency translation adjustments of $329,846 and $94,217, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Concentrations of Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2013 and 2012, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2013, the Company record $149,819 for inventory valuation allowance.  As of December 31, 2012, the Company had no reserves for inventories.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $180,968 and $276,953 as of December 31, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2013 and 2012.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $22,806 and $71,415 for the years ended December 31, 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date , clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity's fiscal year of adoption. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves

Note 3	– ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2013	2012
Accounts receivable	$1,486	$11,594
Less: Allowance for bad debt	-	-
Accounts receivable	$1,486	$11,594

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4	– INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$326,245	$287,560
Packages	5,878	6,850
Finished goods	974,382	920,829
Low value consumables	40,954	39,466
Total	1,347,459	1,254,705
Less: impairment loss	(149,819)	-
Inventory, net	$1,197,640	$1,254,705

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the year ended December 31, 2013 and 2012, the Company recognized $147,785 and $0, respectively, as impairment loss from inventory.

Note 5	– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
Building	$6,442,048	$6,204,017
Operating Equipment	390,119	377,636
Office furniture and equipment	343,809	331,449
Vehicles	1,113,856	1,078,215
Total	8,289,832	7,991,317
Less: accumulated depreciation	(2,031,496)	(1,482,132)
Property, plant and equipment, net	$6,258,336	$6,509,185

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $549,364 and $489,752, respectively.

Note 6	– INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2013	2012
Land use rights	$675,182	$653,578
Other intangible assets	86,386	83,622
Total	761,568	737,200
Less：accumulated amortization	(108,247)	(80,989)
Intangible assets, net	$653,321	$656,211

Amortization expense of intangible assets for the years ended December 31, 2013 and 2012 was $27,258 and $18,875, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for
the year ending December 31,	Amount
2014	$24,581
2015	$24,581
2016	$24,581
2017	$24,581
2018	$24,581
Thereafter	$530,416

Note 7	– RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2013	2012
Shenyang Joway Industrial Development Co., Ltd.	$30,915	$71,539
Jinghe Zhang	40,253	49,976
Total	$71,168	$121,515

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

•
On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2013 and 2012, the Company repaid $40,624 and $216,770 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due Shenyang Joway for advances was $30,915.  Shenyang Joway ceased operations at the end of 2009.

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

•
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2013, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,597,144 has been repaid. During the year of 2013 and 2012, Shengshi repaid $9,723 and $20,393 of these advances, respectively. As of December 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $40,253.

•
On May 10, 2007, Joway Technology entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Technology. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Technology’s term of operation. During the period beginning March 28, 2007 (inception of Joway Technology) through December 31, 2010, Joway Technology received cash advances in the aggregate principal amount of $22,031 from Jinghe Zhang all of which has been repaid. As of December 31, 2013, the total unpaid principal balance due Jinghe Zhang for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2013	2012
Tax computed at China statutory rates	25%	25%
Effect of reduced rate on Joway Decoration (1)	0	(6%)
Tax adjustment from China tax authority for 2012 income tax (2)	(4%)	0
Effect of losses	(26%)	(20%)
Effective rate	(5%)	(1%)

(1)
Prior to 2013, pursuant to Measures for Verification Collection of Enterprise Income Tax issued by the PRC State Administration of Taxation, Joway Decoration, as a wholesale and retail enterprise, is subject to taxable income at a verified rate of 5% of revenue.

(2)
The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $62,896 in 2013 for their 2012 taxable income adjusted by the tax authority .

The components of deferred income tax asset are as follow:

	As of December 31,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$796,000	$290,000
Valuation allowance	(796,000)	(290,000)
Total	$-	$-

As of December 31, 2013, the Company has a net operating loss carryforward for tax purposes of approximately $3.2 million available to offset future taxable income through 2018.

The Company’s income tax returns since inception are subject to audit by regulatory authorities. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC Topic 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined..

Note 9	– STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the year ended December 31, 2013 and 2012, the Company did not allocate any after-tax income to the statutory reserves.

Note 10	– SEGMENTS

In 2013 and 2012, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$394,140	$139,184	$254,956	$(582,685)	$163,345	$420,969
Daily Healthcare and Personal Care Series	437,867	145,154	292,713	(602,538)	181,467	332,198
Wellness House and Activated Water Machine Series	559,338	262,107	297,231	(770,374)	231,810	554,440
Segment Totals	$1,391,345	$546,445	$844,900	(1,955,597)	$576,622	1,307,607
Other Loss, net				(138,669)
Income Tax				77,416
Unallocated Assets						7,861,156
Net Loss				$(2,171,682)
Total Assets						$9,168,763

For the year ended December 31, 2012

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$653,660	$158,233	$495,427	$(410,968)	$175,177	$514,073
Daily Healthcare and Personal Care Series	509,327	165,182	344,145	(362,114)	136,496	239,823
Wellness House and Activated Water Machine Series	734,919	277,613	457,306	(561,770)	196,954	711,283
Segment Totals	$1,897,906	$601,028	$1,296,878	(1,334,852)	$508,627	1,465,179
Other Income, net				53,206
Income Tax				17,969
Unallocated Assets						9,571,091
Net Loss				$(1,299,615)
Total Assets						$11,036,270

Note 11	- FRANCHISE REVENUES

The Company enters into franchise agreements to develop retail outlets for the Company's products. These agreements provide that franchisees will sell Company products exclusively at a predetermined retail price. In exchange, the Company provides them with geographic exclusivity, discounted products, training, and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion, and presentment. The agreements also prohibit franchisees from selling competitors’ products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and introduce new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancelable at the Company’s discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2013	2012

Sales to franchise customers	$1,281,106	$1,751,863
Sales to non-franchise customers	110,239	146,043

Total sales	$1,391,345	$1,897,906

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	193	247
Number of franchise outlets opened during the year	27	14
Number of franchise outlets closed during the year	(44)	(68)

Number of franchise outlets open at the end of the year	176	193

Note 12	– INVESTMENTS

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) , one of our major suppliers accounting for 21.4% and 3.9% of our purchases in 2013 and 2012 or $133,830 and $47,763 for 2013 and 2012, respectively, entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB5, 000,000. It engages in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed $245,339 or RMB 1,500,000 and owned 30% of Joway Hezhi. As of December 31, 2013, Joway Hezhi was still in the early preparatory period and has no operations.

Short-Term Investment:

At December 31, 2012, the Company had a short-term wealth-management certificate of $1,266,604 with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the year of 2013, this short-term investment of $1,266,604 were redeemed in full and returned to the Company.  As of December 31, 2013 and 2012, the balances of short- term investment were $0 and $1,266,604, respectively.

Note 13	–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2013 and 2012, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2013 and 2012:

Condensed Balance Sheets:

	As of December 31,
	2013	2012
A S S E T S

ASSETS:
Prepaid expense	$-	$3,000
Investment in subsidiaries and VIEs	8,966,555	10,814,666

Total assets	$8,966,555	$10,817,666

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

LIABILITIES:
Due to related parties	$22,389	$32,204
Total liabilities	22,389	32,204

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 and 20,036,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	20,054	20,036
Additional paid-in-capital	7,361,665	7,361,143
Retained earnings	1,562,447	3,404,283
Total stockholders' equity	8,944,166	10,785,462
Total liabilities and stockholders' equity	$8,966,555	$10,817,666

Condensed Statements of Operations

	For the Year ended December 31,
	2013	2012
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(1,771,272)	$(1,086,195)

OPERATING EXPENSES
General and administrative expenses	70,564	119,203

NET LOSS	$(1,841,836)	$(1,205,398)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,841,836)	$(1,205,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	1,771,272	1,086,195
Share-based compensation	540	18,000
Net cash used in operating activities	(70,024)	(101,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	70,024	101,203
Net cash provided by financing activities	70,024	101,203

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting. Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and shares of the subsidiaries and VIEs’ profits is presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $8,966,555 and $10,814,666 as of December 31, 2013 and 2012, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.