Form 10-Q
period 2014-03-31
Joway Health Industries Group Inc
filed 2014-05-15
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

Joway Health Industries Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 19, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800	86-22-22533666
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2014 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-19

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$175,207	$477,642
Accounts receivable	1,474	1,486
Other receivables	50,463	37,333
Inventories	1,204,172	1,197,640
Advances to suppliers	73,423	180,968
Prepaid taxes	122,088	109,774
Prepaid expense	-	6,924
Total current assets	1,626,827	2,011,767

PROPERTY, PLANT AND EQUIPMENT, net	6,114,080	6,258,336

OTHER ASSETS:
Long-term investment	243,333	245,339
Intangible assets, net	641,723	653,321
Total other assets	885,056	898,660

Total assets	$8,625,963	$9,168,763

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,559	$76,267
Advances from customers	86,361	18,178
Other payables	46,385	58,984
Due to related parties	57,981	71,168
Total current liabilities	235,286	224,597

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(565,726)	(82,531)
Accumulated other comprehensive income	1,220,632	1,290,926
Total stockholders' equity	8,390,677	8,944,166
Total liabilities and stockholders' equity	$8,625,963	$9,168,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

REVENUES	$183,537	$177,894

COST OF REVENUES	91,467	55,255

GROSS PROFIT	92,070	122,639

Selling expenses	110,433	87,437
General and administrative expenses	463,690	523,670
OPERATING EXPENSES	574,123	611,107

LOSS FROM OPERATIONS	(482,053)	(488,468)

Interest income	133	251
Other income	434	5,056
Other expenses	(1,498)	(1,769)
OTHER INCOME (LOSS), NET	(931)	3,538

LOSS BEFORE INCOME TAXES	(482,984)	(484,930)

INCOME TAXES	211	1,378

NET LOSS	(483,195)	(486,308)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(70,294)	59,565

COMPREHENSIVE LOSS	$(553,489)	$(426,743)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,036,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483,195)	$(486,308)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	110,791	130,400
Amortization	5,371	6,426
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,594
Other receivables	(13,130)	(169,118)
Inventories	(5,308)	(79,392)
Advances to suppliers	128,634	44,280
Prepaid expense	6,924	14,243
Accounts payable	(20,352)	10,489
Advances from customers	68,183	3,496
Other payable	(830)	(674)
Salary and welfare payable	(11,769)	(1,329)
Taxes payable	(12,314)	(114,807)
Net cash used in operating activities	(226,995)	(630,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,530)	-
Redemption of investment	-	1,266,604
Net cash provided by (used in) investing activities	(1,530)	1,266,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(13,187)	(7,604)
Net cash used in financing activities	(13,187)	(7,604)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(60,723)	13,163

NET INCREASE (DECREASE) IN CASH	(302,435)	641,463

CASH, beginning of period	477,642	522,145

CASH, end of period	$175,207	$1,163,608

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$1,093	$1,796
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– ORGANIZATION

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

Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2013 which was filed on March 31, 2014.

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

	For the three months ended March 31,		For the year ended December 31,
	2014	2013	2013
Period ended RMB: USD Exchange rate	6.1644	6.2816	6.114
Average RMB: USD Exchange rate	6.11985	6.28582	6.19817

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2014 and 2013 foreign currency translation adjustments of ($70,294) and $59,565, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2014 and December 31, 2013, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2014 and December 31, 2013, the Company recorded $148,595 and $149,819 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $73,423 and $180,968 as of March 31, 2014 and December 31, 2013, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2014 and 2013.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $4,174 and $4,569 for the three months ended March 31, 2014 and 2013, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months periods ended March 31, 2014 and 2013.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2014 and the year ended December 31, 2013, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

NOTE 3– ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Accounts receivable	$1,474	$1,486
Less: Allowance for bad debt	-	-
	$1,474	$1,486

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4– INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$301,526	$326,245
Packages	5,693	5,878
Finished goods	1,004,799	974,382
Low value consumables	40,749	40,954
Total	1,352,767	1,347,459
Less: impairment loss	(148,595)	(149,819)
Inventory, net	$1,204,172	$1,197,640

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2014 and December 31, 2013, the Company recognized $148,595 and $149,819, respectively, as a reserve for impairment loss from inventory.

NOTE 5– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
Building	$6,421,823	$6,442,048
Operating Equipment	387,278	390,119
Office furniture and equipment	342,517	343,809
Vehicles	1,104,749	1,113,856
Total	8,256,367	8,289,832
Less: accumulated depreciation	(2,142,287)	(2,031,496)
Property, plant and equipment, net	$6,114,080	$6,258,336

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $110,791 and $130,400, respectively.

NOTE 6– INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013
Land use rights	$669,661	$675,182
Other intangible assets	85,680	86,386
Total	755,341	761,568
Less: accumulated amortization	(113,618)	(108,247)
Intangible assets, net	$641,723	$653,321

Amortization expense of intangible assets for the three months ended March 31, 2014 and 2013 was $5,371and $6,426, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2014	$24,581
2015	$24,581
2016	$24,581
2017	$24,581
2018	$24,581
Thereafter	$530,416

NOTE 7– RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2014	2013
Shenyang Joway Industrial Development Co., Ltd.	$17,746	$30,915
Jinghe Zhang	40,235	40,253
Total	$57,981	$71,168

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

●
On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, the Company is authorized to use the trademark “Xi” for a term of nine years.

●
On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $773,955 has been repaid. For the three months ended March 31, 2014 and 2013, the Company repaid $13,187 and $7,604 of these advances, respectively. As of March 31, 2014, the total unpaid principal balance due Shenyang Joway for advances was $17,746. Shenyang Joway ceased operations at the end of 2009.

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

●
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,597,162 has been repaid. As of March 31, 2014, the total unpaid principal balance due Jinghe Zhang for advances was $40,235.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

NOTE 8– INCOME TAXES

The Company operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2014	2013
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 9– STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2014, the Company had allocated $354,052 to statutory reserves.

NOTE 10–  SEGMENTS

In 2014 and 2013, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$62,678	$36,862	$25,816	$(170,247)	$39,669	$397,755
Daily Healthcare and Personal Care Series	59,197	29,093	30,104	(155,072)	37,466	342,531
Wellness House and Activated Water Machine Series	61,662	25,512	36,150	(156,734)	39,027	491,168
Segment Totals	$183,537	$91,467	$92,070	(482,053)	$116,162	1,231,454
Other Expenses, net				(931)
Income Tax				211
Unallocated Assets						7,394,509
Net Loss				$(483,195)
Total Assets						$8,625,963

For the three months ended March 31, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$34,188	$11,016	$23,172	$(94,271)	$26,295	$533,698
Daily Healthcare and Personal Care Series	63,464	17,799	45,665	(172,350)	48,813	253,184
Wellness House and Activated Water Machine Series	80,242	26,440	53,802	(221,847)	61,718	697,305
Segment Totals	$177,894	$55,255	$122,639	(488,468)	$136,826	1,484,187
Other Income, net				3,538
Income Tax				1,378
Unallocated Assets						9,129,718
Net Loss				$(486,308)
Total Assets						$10,613,905

NOTE 11- FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2014	2013

Sales to franchise customers	$174,693	$144,098
Sales to non-franchise customers	8,844	33,796

Total sales	$183,537	$177,894

NOTE 12- INVESTMENT

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

Short-Term Investment:

At December 31, 2012, the Company had a short-term wealth-management certificate of $1,266,604 with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the first quarter of 2013, this short-term investment of $1,266,604 were redeemed in full and returned to the Company.  As of March 31, 2014, the balances of short- term investment were $0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Other (expense) income.  Our other (expense) income consists primarily of interest income, investment income and bank service fee.

Income taxes.  According to the revised Enterprise Income Tax Law effective as of January 1, 2008, the income tax rate of our PRC subsidiaries is generally 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2014	2013
REVENUES	$183,537	$177,894
COST OF REVENUES	91,467	55,255
GROSS PROFIT	92,070	122,639
OPERATING EXPENSES	574,123	611,107
LOSS FROM OPERATIONS	(482,053)	(488,468)
OTHER (EXPENSE) INCOME, NET	(931)	3,538
LOSS BEFORE INCOME TAXES	(482,984)	(484,930)
INCOME TAXES	211	1,378
NET LOSS	$(483,195)	$(486,308)

Business Segments

In 2014 and 2013, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2014

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$62,678	34.2%	$59,197	32.3%	$61,662	33.6%	$183,537
COST OF REVENUES	36,862	40.3%	29,093	31.8%	25,512	27.9%	91,467
GROSS PROFIT	25,816	28.0%	30,104	32.7%	36,150	39.3%	92,070
GROSS MARGIN	41.2%		50.9%		58.6%		50.2%
OPERATING EXPENSES	196,063	34.1%	185,176	32.3%	192,884	33.6%	574,123
LOSS FROM OPERATIONS	$(170,247)	35.3%	$(155,072)	32.2%	$(156,734)	32.5%	$(482,053)

For the three months ended March 31, 2013

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$34,188	19.2%	$63,464	35.7%	$80,242	45.1%	$177,894
COST OF REVENUES	11,016	19.9%	17,799	32.2%	26,440	47.9%	55,255
GROSS PROFIT	23,172	18.9%	45,665	37.2%	53,802	43.9%	122,639
GROSS MARGIN	67.8%		72.0%		67.0%		68.9%
OPERATING EXPENSES	117,443	19.2%	218,015	35.7%	275,649	45.1%	611,107
LOSS FROM OPERATIONS	$(94,271)	19.3%	$(172,350)	35.3%	$(221,847)	45.4%	$(488,468)

For The Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenue. For the three months ended March 31, 2014, revenue was $183,537 compared to $177,894 for the three months ended March 31, 2013, an increase of $5,643 or 3.2%. This increase was mainly due to the increase in revenue from healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $28,490 or 83.3% to $62,678 for the three months ended March 31, 2014 from $34,188 for the three months ended March 31, 2013. This increase was mainly due to increase in sales of our mattress products. In March of 2014, we offered more discount for our franchisees in our mattress products to promote their sales.

Revenue from daily healthcare and personal care products decreased by $4,267 or 6.7% to $59,197 for the three months ended March 31, 2014 from $63,464 for the three months ended March 31, 2013. This was primarily due to the decrease in sales of our Tourmaline Knee Protector and Tourmaline Soap.

Revenue from wellness houses and activated water machines decreased by $18,580 or 23.2% to $61,662 for the three months ended March 31, 2014 from $80,242 for the three months ended March 31, 2013. This decrease was mainly due to the decrease in sales of wellness house for family use.

Cost of Goods Sold.  For the three months ended March 31, 2014, cost of goods sold was $91,467 compared to $55,255 for the three months ended March 31, 2013, an increase of $36,212, or 65.5%. This increase was mainly due to the increase in cost of our healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment increased to $36,862 for the three months ended March 31, 2014 from $11,016 for the three months ended March 31, 2013, an increase of $25,846 or 234.6%. This increase was mainly due to the increase in the cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $29,093 for the three months ended March 31, 2014 from $17,799 for the three months ended March 31, 2013, an increase of $11,294 or 63.5%. This increase was primarily due to the increase in the cost of our new diet health product.

Cost of goods sold for our wellness house and activated water machine segment decreased to $25,512 for the three months ended March 31, 2014 from $26,440 for the three months ended March 31, 2013, a decrease of $928 or 3.5%. This decrease was mainly due to the decrease in the cost of wellness house for family use.

Gross profit. Our gross profit decreased by $30,569 or 24.9% to $92,070 for the three months ended March 31, 2014, compared to $122,639 for the three months ended March 31, 2013. This decrease was mainly due to the decrease in gross profit for daily healthcare and personal care segment and wellness houses and activated water machines segment. Our gross margin decreased from 68.9% for the three months ended March 31, 2013 to 50.2% for the three months ended March 31, 2014. This decrease was mainly due to the decrease in the gross margin of our healthcare knit goods segment and daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment increased by $2,644 or 11.4% to $25,816 for the three months ended March 31, 2014 compared to $23,172 for the three months ended March 31, 2013. This increase was mainly due to increased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 67.8% for the three months ended March 31, 2013 to 41.2% for the three months ended March 31, 2014. In March of 2014, we gave our franchisees much more discount for our mattress product than in March of 2013, as a result, the gross margin decreased.

Gross profit of daily healthcare and personal care segment decreased by $15,561 or 34.1% to $30,104 for the three months ended March 31, 2014, compared to $45,665 for the three months ended March 31, 2013. This decrease was primarily due to decreased sale of our Tourmaline Knee Protector and Tourmaline Soap. The gross margin of daily healthcare and personal care segment decreased from 72% for the three months ended March 31, 2013 to 50.9% for the three months ended March 31, 2014. It was mainly due to the fact that our best selling products for the three months ended March 31, 2014 were our new diet health products which have lower gross profit rate.

Gross profit of the wellness house and activated water machine segments decreased by $17,652 or 32.8% to $36,150 for the three months ended March 31, 2014, compared to $53,802 for the three months ended March 31, 2013. This decrease was mainly due to the decrease in wellness house for family use. The gross margin of our wellness house and activated water machine segments decreased from 67% for the three months ended March 31, 2013 to 58.6% for the three months ended March 31, 2014. This decrease was mainly due to the fact that we gave more discount to our franchisees for our Tourmaline Water Machine and Foot Sauna Bucket in the first quarter of 2014 than in the first quarter of 2013.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $36,984, or 6.1%, from $611,107 for the three months ended March 31, 2013 to $574,123 for the three months ended March 31, 2014. This decrease was mainly due to the decrease in salary of $45,129 and heating fees of $24,497, which partly offset by the increase in research expenses of $24,110 and office expenses of $11,369. Operating expenses for healthcare knit goods segment increased by $78,620 or 66.9% to $196,063 for the three months ended March 31, 2014 from $117,443 for the three months ended March 31, 2013. Operating expenses for daily healthcare and personal care segment decreased by $32,839 or 15.1% to $185,176 for the three months ended March 31, 2014 from $218,015 for the three months ended March 31, 2013. Operating expenses for our wellness house and activated water machine segment decreased by $82,765 or 30% to $192,884 for the three months ended March 31, 2014 from $275,649 for the three months ended March 31, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $482,053 for the three months ended March 31, 2014, compared to $488,468 for the three months ended March 31, 2013, a decrease of $6,415. This decrease was mainly due to the decrease in operating expenses of $36,984 partly offset by decrease in gross profit of $30,569.

Income taxes. Our income tax expense was $211 for the three months ended March 31, 2014, compared to $1,378 for the three months ended March 31, 2013.

Net Loss. For the three months ended March 31, 2014, our net loss was $483,195 compared to $486,308 for the three months ended March 31, 2013. This decrease was primarily due to the decrease in our loss from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2014	2013

Sales to franchise customers	$174,693	$144,098
Sales to non-franchise customers	8,844	33,796

Total sales	$183,537	$177,894

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2014 was $477,642 and decreased to $175,207 by the end of March 2014, a decrease of $302,435. This decrease was mainly due to the cash flow out from our operating activities. On March 31, 2014, we had net working capital of $1,391,541, a decrease of $395,629 from $1,787,170 on December 31, 2013.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2014	2013
Net cash provided by (used in)：
Operating activities	$(226,995)	$(630,700)
Investing activities	$(1,530)	$1,266,604
Financing activities	$(13,187)	$(7,604)

Net Cash Used In Operating Activities

Net cash used in operating activities was $226,995 for the three months ended March 31, 2014 compared to $630,700 for the three months ended March 31, 2013. This was mainly due to less expenditures of $84,354 in advances to suppliers, $74,084 in our inventory and $102,493 in tax payable.

For the three months ended March 31, 2014, cash was mainly used to cover the loss of $483,195, which was primarily offset by the decrease in advances to suppliers of $128,634 and an add-back of $110,791 of depreciation for non-cash expense.

For the three months ended March 31, 2013, cash was mainly used to cover the loss of $486,308 and the increase of other receivables of $169,118, which were primarily offset by an add-back of $130,400 of depreciation for non-cash expense.

Net Cash Provided by (Used In) Investing Activities

Net cash used in investing activities was $1,530 for the three months ended March 31, 2014, compared to $1,266,604 of net cash provided by for the three months ended March 31, 2013. The cash expenditure of $1,530 was used in purchase of equipment during the first quarter of 2014. For the three months ended March 31, 2013, we redeemed our short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604, which was invested in 2012.

Net Cash Used In Financing Activities

Net cash used in financing activities was $13,187 for the three months ended March 31, 2014, compared to $7,604 for the three months ended March 31, 2013. The cash was used to repay Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $773,955 has been repaid. For the three months ended March 31, 2014 and 2013, we repaid $13,187 and $7,604 of these advances, respectively. As of March 31, 2014, the total unpaid principal balance due Shenyang Joway for advances was $17,746. Shenyang Joway ceased operations at the end of 2009.

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,597,162 has been repaid. As of March 31, 2014, the total unpaid principal balance due Jinghe Zhang for advances was $40,235.

We believe that we have sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2014, the Company had allocated $354,052 to statutory reserves.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●
any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●
any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2014

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer