Form 10-Q
period 2014-06-30
Joway Health Industries Group Inc
filed 2014-08-14
CIK 1263364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2014 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7 – 21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$456,055	$477,642
Short-term investment	81,199	-
Accounts receivable	1,476	1,486
Other receivables	28,694	37,333
Inventories	1,133,378	1,197,640
Advances to suppliers	49,423	180,968
Prepaid taxes	95,661	109,774
Prepaid expense	2,707	6,924
Total current assets	1,848,593	2,011,767

PROPERTY, PLANT AND EQUIPMENT, net	5,998,399	6,258,336

OTHER ASSETS:
Long-term investment	-	245,339
Intangible assets, net	636,320	653,321
Total other assets	636,320	898,660

Total assets	$8,483,312	$9,168,763

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$53,412	$76,267
Advances from customers	210,574	18,178
Other payables	36,336	58,984
Due to related parties	49,637	71,168
Total current liabilities	349,959	224,597

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(830,909)	(82,531)
Accumulated other comprehensive income	1,228,491	1,290,926
Total stockholders' equity	8,133,353	8,944,166
Total liabilities and stockholders' equity	$8,483,312	$9,168,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

REVENUES	$316,880	$306,712	$500,417	$484,606

COST OF REVENUES	130,200	125,761	221,667	181,016

GROSS PROFIT	186,680	180,951	278,750	303,590

Selling expenses	113,955	159,540	224,388	246,977
General and administrative expenses	335,954	535,228	799,644	1,058,898
OPERATING EXPENSES	449,909	694,768	1,024,032	1,305,875

LOSS FROM OPERATIONS	(263,229)	(513,817)	(745,282)	(1,002,285)

Interest income	140	235	273	486
Other income	30	2,593	464	7,649
Other expenses	(636)	(144,653)	(2,134)	(146,422)
OTHER EXPENSE, NET	(466)	(141,825)	(1,397)	(138,287)

LOSS BEFORE INCOME TAXES	(263,695)	(655,642)	(746,679)	(1,140,572)

INCOME TAXES	1,488	78,870	1,699	80,248

NET LOSS	(265,183)	(734,512)	(748,378)	(1,220,820)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	7,859	153,886	(62,435)	213,451

COMPREHENSIVE LOSS	$(257,324)	$(580,626)	$(810,813)	$(1,007,369)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,051,231	20,054,000	20,043,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(748,378)	$(1,220,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	235,455	278,158
Amortization	11,596	13,817
Stock-based compensation		540
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,594
Other receivables	8,988	(34,499)
Inventories	65,325	(24,372)
Advances to suppliers	152,657	25,558
Prepaid expense	4,217	31,898
Accounts payable	(11,487)	(15,048)
Advances from customers	192,396	(14,328)
Other payable	340	(11,237)
Salary and welfare payable	(22,988)	(1,909)
Taxes payable	14,113	(234,404)
Net cash used in operating activities	(97,766)	(1,195,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,453)	-
Redemption of Long-term Investment	245,339	-
Purchase and redemption of short-Term Investment	(81,199)	1,266,604
Net cash provided by investing activities	162,687	1,266,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(21,531)	(16,600)
Net cash used in financing activities	(21,531)	(16,600)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64,977)	34,493

NET INCREASE (DECREASE) IN CASH	(21,587)	89,445

CASH, beginning of period	477,642	522,145

CASH, end of period	$456,055	$611,590

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,897	$171,696
Interest paid	$-	$-

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,054	86.8% owned by Crystal Globe Limited 13.2% owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd	Distribution of tourmaline products

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

Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2013 which was filed on March 31, 2014.

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

	For the six months ended June 30,		For the year ended December 31,
	2014	2013	2013
Period ended RMB: USD Exchange rate	6.1577	6.1882	6.114
Average RMB: USD Exchange rate	6.14411	6.24794	6.19817

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $7,859 and $153,886 for the three months ended June 30, 2014 and 2013, respectively, and ($62,435) and $213,451 for the six months ended June 30, 2014 and 2013, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2014 and December 31, 2013, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2014 and December 31, 2013, the Company recorded $148,756 and $149,819 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $49,423 and $180,968 as of June 30, 2014 and December 31, 2013, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2014 and 2013.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $4,410 and $3,146 for the three months ended June 30, 2014 and 2013, respectively, and $8,584 and $7,715 for the six months ended June 30, 2014 and 2013, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2014 and 2013.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2014 and the year ended December 31, 2013, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us starting on January 1, 2017. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$1,476	$1,486
Less: Allowance for bad debt	-	-
	$1,476	$1,486

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$263,782	$326,245
Packages	5,459	5,878
Finished goods	972,099	974,382
Low value consumables	40,794	40,954
Total	1,282,134	1,347,459
Less: impairment loss	(148,756)	(149,819)
Inventory, net	$1,133,378	$1,197,640

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2014 and December 31, 2013, the Company recognized $148,756 and $149,819, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2014	2013
Building	$6,428,809	$6,442,048
Operating Equipment	387,700	390,119
Office furniture and equipment	342,890	343,809
Vehicles	1,105,951	1,113,856
Total	8,265,350	8,289,832
Less: accumulated depreciation	(2,266,951)	(2,031,496)
Property, plant and equipment, net	$5,998,399	$6,258,336

Depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $124,664 and $147,758, respectively, and for the six months ended June 30, 2014 and 2013 amounted to $235,455 and $278,158, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013
Land use rights	$670,390	$675,182
Other intangible assets	85,773	86,386
Total	756,163	761,568
Less: accumulated amortization	(119,843)	(108,247)
Intangible assets, net	$636,320	$653,321

Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013 was $6,225 and $7,391, respectively, and for the six months ended June 30, 2014 and 2013 amounted to $11,596 and $13,817, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2014	$24,581
2015	$24,581
2016	$24,581
2017	$24,581
2018	$24,581
Thereafter	$530,416

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2014	2013
Shenyang Joway Industrial Development Co., Ltd.	$12,660	$30,915
Jinghe Zhang	36,977	40,253
Total	$49,637	$71,168

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

●
On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $779,041 has been repaid. For the six months ended June 30, 2014 and 2013, the Company repaid $18,255 and $15,041 of these advances, respectively. As of June 30, 2014, the total unpaid principal balance due Shenyang Joway for advances was $12,660. Shenyang Joway ceased operations at the end of 2009.

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

●
On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,420 has been repaid. For the six months ended June 30, 2014 and 2013, the Company repaid $3,276 and $1,559 of these advances, respectively. As of June 30, 2014, the total unpaid principal balance due Jinghe Zhang for advances was $36,977.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the six months ended June 30,
	2014	2013
Tax computed at China statutory rates	25%	25%
Tax adjustment from China tax authority for 2012 income tax (1)	0%	(7%)
Effect of losses	(25%)	(25%)
Effective rate	0%	(7%)

(1)	The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $70,224.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2014, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$84,130	$33,611	$50,519	$(53,838)	$34,750	$384,160
Daily Healthcare and Personal Care Series	91,896	41,177	50,719	(73,292)	37,958	318,915
Wellness House and Activated Water Machine Series	140,854	55,412	85,442	(136,099)	58,181	433,961
Segment Totals	$316,880	$130,200	$186,680	(263,229)	$130,889	1,137,036
Other Expense, net				(466)
Income Tax				1,488
Unallocated Assets						7,346,276
Net Loss				$(265,183)
Total Assets						$8,483,312

For the three months ended June 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$65,704	$17,831	$47,873	$(103,862)	$33,236	$555,287
Daily Healthcare and Personal Care Series	112,399	40,198	72,201	(183,689)	56,857	287,026
Wellness House and Activated Water Machine Series	128,609	67,732	60,877	(226,266)	65,056	632,156
Segment Totals	$306,712	$125,761	$180,951	(513,817)	$155,149	1,474,469
Other Expense, net				(141,825)
Income Tax				78,870
Unallocated Assets						8,495,850
Net Loss				$(734,512)
Total Assets						$9,970,319

For the six months ended June 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$146,808	$70,473	$76,335	$(224,085)	$72,478	$384,160
Daily Healthcare and Personal Care Series	151,093	70,270	80,823	(228,364)	74,593	318,915
Wellness House and Activated Water Machine Series	202,516	80,924	121,592	(292,833)	99,980	433,961
Segment Totals	$500,417	$221,667	$278,750	(745,282)	$247,051	1,137,036
Other Expense, net				(1,397)
Income Tax				1,699
Unallocated Assets						7,346,276
Net Loss				$(748,378)
Total Assets						$8,483,312

For the six months ended June 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$99,892	$28,847	$71,045	$(198,133)	$60,185	$555,287
Daily Healthcare and Personal Care Series	175,863	57,997	117,866	(356,039)	105,957	287,026
Wellness House and Activated Water Machine Series	208,851	94,172	114,679	(448,113)	125,833	632,156
Segment Totals	$484,606	$181,016	$303,590	(1,002,285)	$291,975	1,474,469
Other Expense, net				(138,287)
Income Tax				80,248
Unallocated Assets						8,495,850
Net Loss				$(1,220,820)
Total Assets						$9,970,319

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Sales to franchise customers	$217,498	$302,666	$392,191	$446,764
Sales to non-franchise customers	99,382	4,046	108,226	37,842

Total sales	$316,880	$306,712	$500,417	$484,606

NOTE 12 - INVESTMENT

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. It will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. Since Joway Hezhi failed to finish its early preparatory period for three years, the Company withdrew its investment from Joway Hezhi in the amount of RMB 1,500,000 on June 26. 2014. No gain or loss was recognized from this withdraw. As of June 30, 2014, the Company owned no share of Joway Hezhi.

Short-Term Investment:

At December 31, 2013, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the first quarter of 2013, this short-term investment of $1,266,604 were redeemed in full and returned to the Company. On June 18, 2014, the Company invested the same wealth-management certificate in the amount of RMB 500,000 or $81,199, which would be liquidated in September, 2014.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 and 2013

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
REVENUES	$316,880	$306,712	$500,417	$484,606
COST OF REVENUES	130,200	125,761	221,667	181,016
GROSS PROFIT	186,680	180,951	278,750	303,590
OPERATING EXPENSES	449,909	694,768	1,024,032	1,305,875
LOSS FROM OPERATIONS	(263,229)	(513,817)	(745,282)	(1,002,285)
OTHER (EXPENSE) INCOME, NET	(466)	(141,825)	(1,397)	(138,287)
LOSS BEFORE INCOME TAXES	(263,695)	(655,642)	(746,679)	(1,140,572)
INCOME TAXES	1,488	78,870	1,699	80,248
NET LOSS	$(265,183)	$(734,512)	$(748,378)	$(1,220,820)

Business Segments

In 2014 and 2013, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$84,130	26.5%	$91,896	29.0%	$140,854	44.5%	$316,880
COST OF REVENUES	33,611	25.8%	41,177	31.6%	55,412	42.6%	130,200
GROSS PROFIT	50,519	27.1%	50,719	27.2%	85,442	45.8%	186,680
GROSS MARGIN	60.0%		55.2%		60.7%		58.9%
OPERATING EXPENSES	104,357	23.2%	124,011	27.6%	221,541	49.2%	449,909
LOSS FROM OPERATIONS	$(53,838)	20.5%	$(73,292)	27.8%	$(136,099)	51.7%	$(263,229)

For the three months ended June 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$65,704	21.4%	$112,399	36.6%	$128,609	41.9%	$306,712
COST OF REVENUES	17,831	14.2%	40,198	32.0%	67,732	53.9%	125,761
GROSS PROFIT	47,873	26.5%	72,201	39.9%	60,877	33.6%	180,951
GROSS MARGIN	72.9%		64.2%		47.3%		59.0%
OPERATING EXPENSES	151,735	21.8%	255,890	36.8%	287,143	41.3%	694,768
LOSS FROM OPERATIONS	$(103,862)	20.2%	$(183,689)	35.7%	$(226,266)	44.0%	$(513,817)

For the six months ended June 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$146,808	29.3%	$151,093	30.2%	$202,516	40.5%	$500,417
COST OF REVENUES	70,473	31.8%	70,270	31.7%	80,924	36.5%	221,667
GROSS PROFIT	76,335	27.4%	80,823	29.0%	121,592	43.6%	278,750
GROSS MARGIN	52.0%		53.5%		60.0%		55.7%
OPERATING EXPENSES	300,420	29.3%	309,187	30.2%	414,425	40.5%	1,024,032
LOSS FROM OPERATIONS	$(224,085)	30.1%	$(228,364)	30.6%	$(292,833)	39.3%	$(745,282)

For the six months ended June 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$99,892	20.6%	$175,863	36.3%	$208,851	43.1%	$484,606
COST OF REVENUES	28,847	15.9%	57,997	32.0%	94,172	52.0%	181,016
GROSS PROFIT	71,045	23.4%	117,866	38.8%	114,679	37.8%	303,590
GROSS MARGIN	71.1%		67.0%		54.9%		62.6%
OPERATING EXPENSES	269,178	20.6%	473,905	36.3%	562,792	43.1%	1,305,875
LOSS FROM OPERATIONS	$(198,133)	19.8%	$(356,039)	35.5%	$(448,113)	44.7%	$(1,002,285)

For The Three Months Ended June 30, 2014 Compared to June 30, 2013

Revenue. For the three months ended June 30, 2014, revenue was $316,880 compared to $306,712 for the three months ended June 30, 2013, an increase of $10,168 or 3.3%. This increase was mainly due to the increase in revenue from healthcare knit goods segment and wellness houses and activated water machines segment.

Revenue from healthcare knit goods segment increased by $18,426 or 28% to $84,130 for the three months ended June 30, 2014 from $65,704 for the three months ended June 30, 2013. This increase was mainly due to increase in sales of our mattress products. In 2014, we offered more discount for our franchisees in our mattress products to promote their sales.

Revenue from daily healthcare and personal care products decreased by $20,503 or 18.2% to $91,896 for the three months ended June 30, 2014 from $112,399 for the three months ended June 30, 2013. This was primarily due to the decrease in sales of Tourmaline Soap and diet health products.

Revenue from wellness houses and activated water machines increased by $12,245 or 9.5% to $140,854 for the three months ended June 30, 2014 from $128,609 for the three months ended June 30, 2013. This increase was mainly due to the increase in construction of wellness house.

Cost of Goods Sold.  For the three months ended June 30, 2014, cost of goods sold was $130,200 compared to $125,761 for the three months ended June 30, 2013, an increase of $4,439 or 3.5%. This increase was mainly due to healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment increased to $33,611 for the three months ended June 30, 2014 from $17,831for the three months ended June 30, 2013, an increase of $15,780 or 88.5%. This increase was due to the increase in the cost of Mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $41,177 for the three months ended June 30, 2014 from $40,198 for the three months ended June 30, 2013, a slight increase of $979 or 2.4%.

Cost of goods sold for our wellness house and activated water machine segment decreased to $55,412 for the three months ended June 30, 2014 from $67,732 for the three months ended June 30, 2013, a decrease of $12,320 or 18.2%. This decrease was mainly due to the increase in the cost of our wellness house for family use as a result of the decrease in sales.

Gross profit. Our gross profit increased by $5,729 or 3.2% to $186,680 for the three months ended June 30, 2014, compared to $180,951 for the three months ended June 30, 2013. This increase was mainly due to the increase in gross profit for wellness houses and activated water machines segment. Our gross margin slightly decreased from 59% for the three months ended June 30, 2013 to 58.9% for the three months ended June 30, 2014.

Gross profit for the healthcare knit goods segment increased by $2,646 or 5.5% to $50,519 for the three months ended June 30, 2014 compared to $47,873 for the three months ended June 30, 2013. This increase was mainly due to increase in sales. The gross margins of healthcare knit goods segment decreased from 72.9% for the three months ended June 30, 2013 to 60% for the three months ended June 30, 2014. In 2014, we gave our franchisees much more discount for our mattress product than in 2013, as a result, the gross margin decreased.

Gross profit of daily healthcare and personal care segment decreased by $21,482 or 29.8% to $50,719 for the three months ended June 30, 2014, compared to $72,201 for the three months ended June 30, 2013. This decrease was mainly due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased from 64.2% for the three months ended June 30, 2013 to 55.2% for the three months ended June 30, 2014. This decrease was mainly due to the decrease in sales of our Tourmaline Soap, which have higher gross profit margin.

Gross profit of the wellness house and activated water machine segments increased by $24,565 or 40.4% to $85,442 for the three months ended June 30, 2014, compared to $60,877 for the three months ended June 30, 2013. This increase was mainly due to the increase in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments increased from 47.3% for the three months ended June 30, 2013 to 60.7% for the three months ended June 30, 2014. This increase was mainly due to the fact that we gave some more discounts to our franchisees in 2013 and stopped  this policy in the first half of 2014.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $244,859, or 35.2%, from $694,768 for the three months ended June 30, 2013 to $449,909 for the three months ended June 30, 2014. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment decreased by $47,378 or 31.2% to $104,357 for the three months ended June 30, 2014 from $151,735 for the three months ended June 30, 2013. Operating expenses for daily healthcare and personal care segment decreased by $131,879 or 51.5% to $124,011 for the three months ended June 30, 2014 from $255,890 for the three months ended June 30, 2013. Operating expenses for our wellness house and activated water machine segment decreased by $65,602 or 22.8% to $221,541 for the three months ended June 30, 2014 from $287,143 for the three months ended June 30, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $263,229 for the three months ended June 30, 2014, compared to $513,817 for the three months ended June 30, 2013, a decrease of $250,588. This decrease was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses were $1,488 for the three months ended June 30, 2014, compared to $78,870 for the three months ended June 30, 2013.This decrease was due to the fact that we paid an additional income tax for the year of 2012 requested by PRC tax authority after a review of our 2012 Corporate Income Tax Filing in 2013.

Net loss. For the three months ended June 30, 2014, our net loss was $265,183 compared to $734,512 for the three months ended June 30, 2013. This decrease was mainly due to decrease in operating expenses and other expenses.

For the six months Ended June 30, 2014 Compared to June 30, 2013

Revenue. For the six months ended June 30, 2014, revenue was $500,417 compared to $484,606 for the six months ended June 30, 2013, an increase of $15,811 or 3.3%. This increase was mainly due to the decrease in revenue from healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $46,916, or 47% to $146,808 for the six months ended June 30, 2014 from $99,892 for the six months ended June 30, 2013. This increase was mainly due to the increase in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $24,770 or 14.1% to $151,093 for the six months ended June 30, 2014 from $175,863 for the six months ended June 30, 2013. This was primarily due to the decrease in sales of our Tourmaline Soap.

Revenue from wellness houses and activated water machines decreased by $6,335 or 3% to $202,516 for the six months ended June 30, 2014 from $208,851 for the six months ended June 30, 2013. This decrease was mainly due to the decrease in sales of wellness house for family use.

Cost of Goods Sold.  For the six months ended June 30, 2014, cost of goods sold was $221,667 compared to $181,016 for the six months ended June 30, 2013, an increase of $40,651, or 22.5%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $70,473 for the six months ended June 30, 2014 from $28,847 for the six months ended June 30, 2013, an increase of $41,626 or 144.3%. This increase was mainly due to the increase in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $70,270 for the six months ended June 30, 2014 from $57,997 for the six months ended June 30, 2013, an increase of $12,273 or 21.2%. This increase was mainly due to the increase in the cost of our Tourmaline Waist Protector and Tourmaline Scarf.

Cost of goods sold for our wellness house and activated water machine segment decreased to $80,924 for the six months ended June 30, 2014 from $94,172 for the six months ended June 30, 2013, a decrease of $13,248 or 14.1%. This decrease was mainly due to the decrease in the cost of wellness house for family use.

Gross profit. Our gross profit decreased by $24,840 or 8.2% to $278,750 for the six months ended June 30, 2014, compared to $303,590 for the six months ended June 30, 2013. This decrease was primarily due to the decrease in gross profit for daily healthcare and personal care segment. In addition, our gross margin decreased from 62.6% for the six months ended June 30, 2013 to 55.7% for the six months ended June 30, 2014. This decrease was mainly due to healthcare knit goods segment and wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment increased by $5,290 or 7.4% to $76,335 for the six months ended June 30, 2014 compared to $71,045 for the six months ended June 30, 2013. This increase was mainly due to the increase in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 71.1% for the six months ended June 30, 2013 to 52% for the six months ended June 30, 2014. This decrease was mainly due to the more discount to franchisees for our mattress product in 2014.

Gross profit of daily healthcare and personal care segment decreased by $37,043 or 31.4% to $80,823 for the six months ended June 30, 2014, compared to $117,866 for the six months ended June 30, 2013. This decrease was primarily due to the decrease in gross profit of Tourmaline Soap. Our gross margin of daily healthcare and personal care segment decreased from 67% for the six months ended June 30, 2013 to 53.5% for the six months ended June 30, 2014. This decrease was mainly due to the decrease in sales of our Tourmaline Soap., which have higher gross margins.

Gross profit of the wellness house and activated water machine segments increased by $6,913 or 6% to $121,592 for the six months ended June 30, 2014, compared to $114,679 for the six months ended June 30, 2013. This increase was mainly due to the increase in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments increased from 54.9% for the six months ended June 30, 2013 to 60% for the six months ended June 30, 2014. This increase was mainly due to the fact that we offered less discounts to our franchisees in 2014.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $281,843, or 21.6%, from $1,305,875 for the six months ended June 30, 2013 to $1,024,032 for the six months ended June 30, 2014. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment increased by $31,242 or 11.6% to $300,420 for the six months ended June 30, 2014 from $269,178 for the six months ended June 30, 2013. Operating expenses for daily healthcare and personal care segment decreased by $164,718 or 34.8% to $309,187 for the six months ended June 30, 2014 from $473,905 for the six months ended June 30, 2013. Operating expenses for our wellness house and activated water machine segment decreased by $148,367 or 26.4% to $414,425 for the six months ended June 30, 2014 from $562,792 for the six months ended June 30, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $745,282 for the six months ended June 30, 2014, compared to negative $1,002,285 for the six months ended June 30, 2013, a decrease of $257,003. This decrease was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses were $1,699 for the six months ended June 30, 2014, compared to $80,248 for the six months ended June 30, 2013. The decrease was due to the additional income tax paid in 2013 for the year of 2012 requested by PRC tax authority.

Net loss. Our net loss was $748,378 for the six months ended June 30, 2014, compared to $1,220,820 for the six months ended June 30, 2013. This decrease was mainly due to the decrease in operating expenses and other expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Sales to franchise customers	$217,498	$302,666	$392,191	$446,764
Sales to non-franchise customers	99,382	4,046	108,226	37,842

Total sales	$316,880	$306,712	$500,417	$484,606

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2014 was $477,642 and decreased to $456,055 by the end of June 30, 2014, a decrease of $21,587. This decrease was mainly due to the cash flow out from our operating activities. On June 30, 2014, we had net working capital of $1,498,634, a decrease of $288,536 from $1,787,170 on December 31, 2013.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2014	2013
Net cash provided by (used in)：
Operating activities	$(97,766)	(1,195,052)
Investing activities	162,687	1,266,604
Financing activities	$(21,531)	(16,600)

Net Cash Used In Operating Activities

Net cash used in operating activities was $97,766 for the six months ended June 30, 2014 compared to $1,195,052 for the six months ended June 30, 2013. This was primarily due to the less loss of $472,442, less expenditures of $248,517 in tax payable and more advances from customer of $206,724.

For the six months ended June 30, 2014, cash was mainly used to cover the loss of $748,378, which was primarily offset by an add-back of $235,455 of depreciation for non-cash expense, the increase in advances from customer of $192,396 and the decrease in advances to suppliers of $152,657.

For the six months ended June 30, 2013, cash was mainly used to cover the loss of $1,220,820 and pay taxes of 234,404, which were primarily offset by an add-back of $278,158 of depreciation for non-cash expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $162,687 for the six months ended June 30, 2014, compared to $1,266,604 for the six months ended June 30, 2013. For the six months ended June 30, 2013, we took back our short-term wealth-management product, a kind of Marketable Security in Industrial and Commercial Bank of China in the amount of $1,266,604, which was invested in 2012. For the six months ended June 30, 2014, we invested the same short-term wealth-management product of $81,199. In addition, we withdraw our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339 on June 26. 2014.

Net Cash Used In Financing Activities

Net cash used in financing activities was $21,531 for the six months ended June 30, 2014, compared to $16,600 for the six months ended June 30, 2013. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $3,276 and $1,559 of these advances for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $36,977.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.  Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $18,255 and $15,041 of these advances for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total unpaid principal balance due Shenyang Joway for advances was $12,660.  Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2014, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2014 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 14, 2014

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer