Form 10-Q
period 2014-09-30
Joway Health Industries Group Inc
filed 2014-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2014 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$512,336	$477,642
Accounts receivable	-	1,486
Other receivables	39,878	37,333
Inventories	974,883	1,197,640
Advances to suppliers	138,574	180,968
Prepaid taxes	78,400	109,774
Prepaid expense	1,895	6,924
Total current assets	1,745,966	2,011,767

PROPERTY, PLANT AND EQUIPMENT, net	5,871,642	6,258,336

OTHER ASSETS:
Long-term investment	-	245,339
Intangible assets, net	630,393	653,321
Total other assets	630,393	898,660

Total assets	$8,248,001	$9,168,763

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$50,353	$76,267
Advances from customers	159,322	18,178
Other payables	44,761	58,984
Due to related parties	44,246	71,168
Total current liabilities	298,682	224,597

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(1,016,658)	(82,531)
Accumulated other comprehensive income	1,230,206	1,290,926
Total stockholders' equity	7,949,319	8,944,166
Total liabilities and stockholders' equity	$8,248,001	$9,168,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

REVENUES	$490,749	$389,863	$991,166	$874,469

COST OF REVENUES	238,129	146,114	459,796	327,130

GROSS PROFIT	252,620	243,749	531,370	547,339

Selling expenses	116,704	99,245	341,092	346,222
General and administrative expenses	344,330	433,451	1,143,974	1,492,349
OPERATING EXPENSES	461,034	532,696	1,485,066	1,838,571

LOSS FROM OPERATIONS	(208,414)	(288,947)	(953,696)	(1,291,232)

Interest income	100	189	373	675
Other income	27,527	712	27,991	8,361
Other expenses	(4,964)	(808)	(7,098)	(147,230)
OTHER INCOME (EXPENSE), NET	22,663	93	21,266	(138,194)

LOSS BEFORE INCOME TAXES	(185,751)	(288,854)	(932,430)	(1,429,426)

INCOME TAXES (BENEFITS)	(2)	(2,011)	1,697	78,237

NET LOSS	(185,749)	(286,843)	(934,127)	(1,507,663)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,715	61,082	(60,720)	274,533

COMPREHENSIVE LOSS	$(184,034)	$(225,761)	$(994,847)	$(1,233,130)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,041,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,127)	$(1,507,663)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	354,832	412,816
Amortization	17,732	20,492
Stock-based compensation	-	540
Changes in operating assets and liabilities:
Accounts receivable, trade	1,486.00	11,594
Other receivables	(2,196)	(806)
Inventories	223,779	(18,729)
Advances to suppliers	63,512	(100,042)
Prepaid expense	5,029	(13,631)
Accounts payable	(14,543)	14,289
Advances from customers	141,144	33,151
Other payable	1,036	(10,757)
Salary and welfare payable	(15,259)	(4,186)
Taxes payable	31,374	(217,065)
Net cash used in operating activities	(126,201)	(1,379,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,974)	(32,513)
Redemption of long-term investment	245,339	-
Purchase and redemption of short-term investment	-	1,022,757
Net cash provided by investing activities	243,365	990,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(26,922)	(24,470)
Net cash used in financing activities	(26,922)	(24,470)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(55,548)	44,023

NET INCREASE (DECREASE) IN CASH	34,694	(370,200)

CASH, beginning of period	477,642	522,145

CASH, end of period	$512,336	$151,945

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,883	$172,549
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2013 which was filed on March 31, 2014.

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

	For the nine months ended September 30,		For the year ended December 31,
	2014	2013	2013
Period ended RMB: USD Exchange rate	6.156	6.1514	6.114
Average RMB: USD Exchange rate	6.15023	6.22152	6.19817

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $1,715 and $61,082 for the three months ended September 30, 2014 and 2013, respectively, and ($60,720) and $274,533 for the nine months ended September 30, 2014 and 2013, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2014 and December 31, 2013, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2014 and December 31, 2013, the Company recorded $148,797 and $149,819 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $138,574 and $180,968 as of September 30, 2014 and December 31, 2013, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2014 and 2013.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $7,516 and $6,152 for the three months ended September 30, 2014 and 2013, respectively, and $16,100 and $13,867 for the nine months ended September 30, 2014 and 2013, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months periods ended September 30, 2014 and 2013.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2014 and the year ended December 31, 2013, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2014	2013
Accounts receivable	$-	$1,486
Less: allowance for bad debt	-	-
	$-	$1,486

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$221,134	$326,245
Packages	5,488	5,878
Finished goods	856,253	974,382
Low value consumables	40,805	40,954
Total	1,123,680	1,347,459
Less: impairment loss	(148,797)	(149,819)
Inventory, net	$974,883	$1,197,640

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2014 and December 31, 2013, the Company recognized $148,797 and $149,819, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
Building	$6,430,586	$6,442,048
Operating Equipment	387,807	390,119
Office furniture and equipment	343,435	343,809
Vehicles	1,096,142	1,113,856
Total	8,257,970	8,289,832
Less: accumulated depreciation	(2,386,328)	(2,031,496)
Property, plant and equipment, net	$5,871,642	$6,258,336

Depreciation expense for the three months ended September 30, 2014 and 2013 amounted to $119,377 and $134,658, respectively, and for the nine months ended September 30, 2014 and 2013 amounted to $354,832 and $412,816, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2014	2013
Land use rights	$670,575	$675,182
Other intangible assets	85,797	86,386
Total	756,372	761,568
Less: accumulated amortization	(125,979)	(108,247)
Intangible assets, net	$630,393	$653,321

Amortization expense of intangible assets for the three months ended September 30, 2014 and 2013 was $6,136 and $6,675, respectively, and for the nine months ended September 30, 2014 and 2013 amounted to $17,732 and $20,492, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2014	$24,581
2015	$24,581
2016	$24,581
2017	$24,581
2018	$24,581
Thereafter	$530,416

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2014	2013
Shenyang Joway Industrial Development Co., Ltd.	$7,268	$30,915
Jinghe Zhang	36,978	40,253
Total	$44,246	$71,168

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

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, the Company is authorized to use the trademark “Xi” for a term of nine years.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $784,433 has been repaid. For the nine months ended September 30, 2014 and 2013, the Company repaid $23,647 and $22,930 of these advances, respectively. As of September 30, 2014, the total unpaid principal balance due Shenyang Joway for advances was $7,268. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,419 has been repaid. For the nine months ended September 30, 2014 and 2013, the Company repaid $3,275 and $1,540 of these advances, respectively. As of September 30, 2014, the total unpaid principal balance due Jinghe Zhang for advances was $36,978.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the nine months ended September 30,
	2014	2013
Tax computed at China statutory rates	25%	25%
Tax adjustment from China tax authority for 2012 income tax (1)	0%	(6%)
Effect of losses	(25%)	(25%)
Effective rate	0%	(6%)

(1)	The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $70,224.

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2014, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$112,191	$55,186	$57,005	$(30,633)	$28,694	$375,396
Daily Healthcare and Personal Care Series	118,184	50,059	68,125	(26,146)	30,227	264,027
Wellness House and Activated Water Machine Series	260,374	132,884	127,490	(151,635)	66,592	312,643
Segment Totals	$490,749	$238,129	$252,620	(208,414)	$125,513	952,066
Other Income, net				22,663
Income Tax				(2)
Unallocated Assets						7,295,935
Net Loss				$(185,749)
Total Assets						$8,248,001

For the three months ended September 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$100,023	$25,957	$74,066	$(77,078)	$36,260	$564,910
Daily Healthcare and Personal Care Series	123,129	40,211	82,918	(71,808)	44,637	334,836
Wellness House and Activated Water Machine Series	166,711	79,946	86,765	(140,061)	60,436	613,187
Segment Totals	$389,863	$146,114	$243,749	(288,947)	$141,333	1,512,933
Other Income, net				93
Income Tax				(2,011)
Unallocated Assets						8,298,774
Net Loss				$(286,843)
Total Assets						$9,811,707

For the nine months ended September 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$258,999	$125,659	$133,340	$(254,718)	$97,354	$375,396
Daily Healthcare and Personal Care Series	269,277	120,329	148,948	(254,510)	101,217	264,027
Wellness House and Activated Water Machine Series	462,890	213,808	249,082	(444,468)	173,993	312,643
Segment Totals	$991,166	$459,796	$531,370	(953,696)	$372,564	952,066
Other Income, net				21,266
Income Tax				1,697
Unallocated Assets						7,295,935
Net Loss				$(934,127)
Total Assets						$8,248,001

For the nine months ended September 30, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$199,915	$54,804	$145,111	$(275,211)	$99,060	$564,910
Daily Healthcare and Personal Care Series	298,992	98,208	200,784	(427,847)	148,153	334,836
Wellness House and Activated Water Machine Series	375,562	174,118	201,444	(588,174)	186,095	613,187
Segment Totals	$874,469	$327,130	$547,339	(1,291,232)	$433,308	1,512,933
Other Expense, net				(138,194)
Income Tax				78,237
Unallocated Assets						8,298,774
Net Loss				$(1,507,663)
Total Assets						$9,811,707

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Sales to franchise customers	$338,884	$374,234	$731,075	$820,998
Sales to non-franchise customers	151,865	15,629	260,091	53,471

Total sales	$490,749	$389,863	$991,166	$874,469

NOTE 12 - INVESTMENT

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. It will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. Since Joway Hezhi failed to finish its early preparatory period for three years, the Company withdrew its investment from Joway Hezhi in the amount of RMB 1,500,000 on June 26, 2014. No gain or loss was recognized from this withdrawal. As of September 30, 2014, the Company owned no shares of Joway Hezhi.

Short-Term Investment:

On December 31, 2013, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the first quarter of 2013, this short-term investment of $1,266,604 were redeemed in full and returned to the Company. On June 18, 2014, the Company invested the same wealth-management certificate in the amount of RMB 500,000 or $81,199, which was fully redeemed on September 10, 2014.

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

Overview

General

We develop, manufacture, market, distribute, and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to more than 100 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
REVENUES	$490,749	$389,863	$991,166	$874,469
COST OF REVENUES	238,129	146,114	459,796	327,130
GROSS PROFIT	252,620	243,749	531,370	547,339
OPERATING EXPENSES	461,034	532,696	1,485,066	1,838,571
LOSS FROM OPERATIONS	(208,414)	(288,947)	(953,696)	(1,291,232)
OTHER (EXPENSE) INCOME, NET	22,663	93	21,266	(138,194)
LOSS BEFORE INCOME TAXES	(185,751)	(288,854)	(932,430)	(1,429,426)
INCOME TAXES (BENEFITS)	(2)	(2,011)	1,697	78,237
NET LOSS	$(185,749)	$(286,843)	$(934,127)	$(1,507,663)

Business Segments

In 2014 and 2013, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$112,191	22.9%	$118,184	24.1%	$260,374	53.1%	$490,749
COST OF REVENUES	55,186	23.2%	50,059	21.0%	132,884	55.8%	238,129
GROSS PROFIT	57,005	22.6%	68,125	27.0%	127,490	50.5%	252,620
GROSS MARGIN	50.8%		57.6%		49.0%		51.5%
OPERATING EXPENSES	87,638	19.0%	94,271	20.4%	279,125	60.5%	461,034
LOSS FROM OPERATIONS	$(30,633)	14.7%	$(26,146)	12.5%	$(151,635)	72.8%	$(208,414)

For the three months ended September 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$100,023	25.7%	$123,129	31.6%	$166,711	42.8%	$389,863
COST OF REVENUES	25,957	17.8%	40,211	27.5%	79,946	54.7%	146,114
GROSS PROFIT	74,066	30.4%	82,918	34.0%	86,765	35.6%	243,749
GROSS MARGIN	74.0%		67.3%		52.0%		62.5%
OPERATING EXPENSES	151,144	28.4%	154,726	29.0%	226,826	42.6%	532,696
LOSS FROM OPERATIONS	$(77,078)	26.7%	$(71,808)	24.9%	$(140,061)	48.5%	$(288,947)

For the nine months ended September 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$258,999	26.1%	$269,277	27.2%	$462,890	46.7%	$991,166
COST OF REVENUES	125,659	27.3%	120,329	26.2%	213,808	46.5%	459,796
GROSS PROFIT	133,340	25.1%	148,948	28.0%	249,082	46.9%	531,370
GROSS MARGIN	51.5%		55.3%		53.8%		53.6%
OPERATING EXPENSES	388,058	26.1%	403,458	27.2%	693,550	46.7%	1,485,066
LOSS FROM OPERATIONS	$(254,718)	26.7%	$(254,510)	26.7%	$(444,468)	46.6%	$(953,696)

For the nine months ended September 30, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$199,915	22.9%	$298,992	34.2%	$375,562	42.9%	$874,469
COST OF REVENUES	54,804	16.8%	98,208	30.0%	174,118	53.2%	327,130
GROSS PROFIT	145,111	26.5%	200,784	36.7%	201,444	36.8%	547,339
GROSS MARGIN	72.6%		67.2%		53.6%		62.6%
OPERATING EXPENSES	420,322	22.9%	628,631	34.2%	789,618	42.9%	1,838,571
LOSS FROM OPERATIONS	$(275,211)	21.3%	$(427,847)	33.1%	$(588,174)	45.6%	$(1,291,232)

For The Three Months Ended September 30, 2014 Compared to September 30, 2013

Revenue. For the three months ended September 30, 2014, revenue was $490,749 compared to $389,863 for the three months ended September 30, 2013, an increase of $100,886 or 25.9%. This increase was mainly due to the increase in revenue from wellness houses and activated water machines segment.

Revenue from healthcare knit goods segment increased by $12,168 or 12.2% to $112,191 for the three months ended September 30, 2014 from $100,023 for the three months ended September 30, 2013. This increase was mainly due to increase in sales of our mattress products. In 2014, we offered more discount to our franchisees in our mattress products to promote their sales.

Revenue from daily healthcare and personal care products decreased by $4,945 or 4% to $118,184 for the three months ended September 30, 2014 from $123,129 for the three months ended September 30, 2013. This was primarily due to the decrease in sales of our cosmetic products.

Revenue from wellness houses and activated water machines increased by $93,663 or 56.2% to $260,374 for the three months ended September 30, 2014 from $166,711 for the three months ended September 30, 2013. This increase was mainly due to the increase in construction of wellness house. Starting from the second quarter of 2014, we strengthen our promotion on wellness house and cause the increase in sale.

Cost of Goods Sold. For the three months ended September 30, 2014, cost of goods sold was $238,129 compared to $146,114 for the three months ended September 30, 2013, an increase of $92,015 or 63%. This increase was mainly due to the increase in the cost of wellness houses and activated water machines segment and healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment increased to $55,186 for the three months ended September 30, 2014 from $25,957 for the three months ended September 30, 2013, an increase of $29,229 or 112.6%. This increase was due to the increase in sales and much more discount to our franchisees for our mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $50,059 for the three months ended September 30, 2014 from $40,211 for the three months ended September 30, 2013, an increase of $9,848 or 24.5%. This increase was due to the increase in the cost of tourmaline waist protector as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $132,884 for the three months ended September 30, 2014 from $79,946 for the three months ended September 30, 2013, an increase of $52,938 or 66.2%. This increase was mainly due to the increase in the cost of foot sauna bucket and activated water machine.

Gross profit. Our gross profit increased by $8,871 or 3.6% to $252,620 for the three months ended September 30, 2014, compared to $243,749 for the three months ended September 30, 2013. This increase was mainly due to the increase in gross profit for wellness houses and activated water machines segment. Our gross margin decreased from 62.5% for the three months ended September 30, 2013 to 51.5% for the three months ended September 30, 2014. This decrease was mainly due to the healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $17,061 or 23% to $57,005 for the three months ended September 30, 2014 compared to $74,066 for the three months ended September 30, 2013. This decrease was mainly due to decrease in gross profit from tourmaline four-piece bed linens. The gross margins of healthcare knit goods segment decreased from 74% for the three months ended September 30, 2013 to 50.8% for the three months ended September 30, 2014. In 2014, we offered much more discount to our franchisees for our mattress product than in 2013, as a result, the gross margin decreased.

Gross profit of daily healthcare and personal care segment decreased by $14,793 or 17.8% to $68,125 for the three months ended September 30, 2014, compared to $82,918 for the three months ended September 30, 2013. This decrease was mainly due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased from 67.3% for the three months ended September 30, 2013 to 57.6% for the three months ended September 30, 2014. This decrease was mainly due to more discounts for our franchisees in 2014.

Gross profit of the wellness house and activated water machine segments increased by $40,725 or 46.9% to $127,490 for the three months ended September 30, 2014, compared to $86,765 for the three months ended September 30, 2013. This increase was mainly due to the increase in gross profit from construction of wellness house. The gross margin of our wellness house and activated water machine segments decreased from 52% for the three months ended September 30, 2013 to 49% for the three months ended September 30, 2014. This decrease was mainly due to the fact that we gave our franchisees more discounts on foot sauna bucket and activated water machine in the third quarter of 2014.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $71,662 or 13.5%, from $532,696 for the three months ended September 30, 2013 to $461,034 for the three months ended September 30, 2014. This decrease was mainly due to the decrease of salary and equipment maintenance expenses. Operating expenses for healthcare knit goods segment decreased by $63,506 or 42% to $87,638 for the three months ended September 30, 2014 from $151,144 for the three months ended September 30, 2013. Operating expenses for daily healthcare and personal care segment decreased by $60,455 or 39.1% to $94,271 for the three months ended September 30, 2014 from $154,726 for the three months ended September 30, 2013. Operating expenses for our wellness house and activated water machine segment increased by $52,299 or 23.1% to $279,125 for the three months ended September 30, 2014 from $226,826 for the three months ended September 30, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $208,414 for the three months ended September 30, 2014, compared to $288,947 for the three months ended September 30, 2013, a decrease of $80,533. This decrease was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses were negative $2 for the three months ended September 30, 2014, compared to negative $2,011 for the three months ended September 30, 2013. In the third quarter of 2013, we reversed the excess income tax accrued in 2012 amounted to $1,567. In addition, the negative income tax for the third quarter of 2014 and 2013 were also due to the change of currency translation rate.

Net loss. For the three months ended September 30, 2014, our net loss was $185,749 compared to $286,843 for the three months ended September 30, 2013. This decrease was mainly due to decrease in operating expenses and increase in other income.

For the Nine Months Ended September 30, 2014 Compared to September 30, 2013

Revenue. For the nine months ended September 30, 2014, revenue was $991,166 compared to $874,469 for the nine months ended September 30, 2013, an increase of $116,697 or 13.3%. This increase was mainly due to the increase in revenue from healthcare knit goods segment and wellness house and activated water machine segment.

Revenue from healthcare knit goods segment increased by $59,084, or 29.6% to $258,999 for the nine months ended September 30, 2014 from $199,915 for the nine months ended September 30, 2013. This increase was mainly due to the increase in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $29,715 or 9.9% to $269,277 for the nine months ended September 30, 2014 from $298,992 for the nine months ended September 30, 2013. This was primarily due to the decrease in sales of our Tourmaline Soap.

Revenue from wellness houses and activated water machines increased by $87,328 or 23.3% to $462,890 for the nine months ended September 30, 2014 from $375,562 for the nine months ended September 30, 2013. This increase was mainly due to the increase in construction of wellness house.

Cost of Goods Sold. For the nine months ended September 30, 2014, cost of goods sold was $459,796 compared to $327,130 for the nine months ended September 30, 2013, an increase of $132,666, or 40.6%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $125,659 for the nine months ended September 30, 2014 from $54,804 for the nine months ended September 30, 2013, an increase of $70,855 or 129.3%. This increase was mainly due to the increase in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $120,329 for the nine months ended September 30, 2014 from $98,208 for the nine months ended September 30, 2013, an increase of $22,121 or 22.5%. This increase was mainly due to the increase in the cost of our Tourmaline Waist Protector and our diet health products.

Cost of goods sold for our wellness house and activated water machine segment increased to $213,808 for the nine months ended September 30, 2014 from $174,118 for the nine months ended September 30, 2013, an increase of $39,690 or 22.8%. This increase was mainly due to of the increase in the cost of foot sauna bucket and activated water machine.

Gross profit. Our gross profit decreased by $15,969 or 2.9% to $531,370 for the nine months ended September 30, 2014, compared to $547,339 for the nine months ended September 30, 2013. This decrease was primarily due to the decrease in gross profit for daily healthcare and personal care segment. Our gross margin decreased from 62.6% for the nine months ended September 30, 2013 to 53.6% for the nine months ended September 30, 2014. This decrease was mainly due to healthcare knit goods segment and daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment decreased by $11,771 or 8.1% to $133,340 for the nine months ended September 30, 2014 compared to $145,111 for the nine months ended September 30, 2013. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 72.6% for the nine months ended September 30, 2013 to 51.5% for the nine months ended September 30, 2014. This decrease was mainly due to the more discount to franchisees for our mattress product in 2014.

Gross profit of daily healthcare and personal care segment decreased by $51,836 or 25.8% to $148,948 for the nine months ended September 30, 2014, compared to $200,784 for the nine months ended September 30, 2013. This decrease was primarily due to the decrease in gross profit of Tourmaline Soap, as a result of the decrease in sale. Our gross margin of daily healthcare and personal care segment decreased from 67.2% for the nine months ended September 30, 2013 to 55.3% for the nine months ended September 30, 2014. This decrease was mainly due to the decrease in sales of our Tourmaline Soap, which have higher gross margins.

Gross profit of the wellness house and activated water machine segments increased by $47,638 or 23.6% to $249,082 for the nine months ended September 30, 2014, compared to $201,444 for the nine months ended September 30, 2013. This increase was mainly due to the increase in gross profit from construction of wellness house. The gross margin of our wellness house and activated water machine segments slightly increased from 53.6% for the nine months ended September 30, 2013 to 53.8% for the nine months ended September 30, 2014.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $353,505 or 19.2%, from $1,838,571 for the nine months ended September 30, 2013 to $1,485,066 for the nine months ended September 30, 2014. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment decreased by $32,264 or 7.7% to $388,058 for the nine months ended September 30, 2014 from $420,322 for the nine months ended September 30, 2013. Operating expenses for daily healthcare and personal care segment decreased by $225,173 or 35.8% to $403,458 for the nine months ended September 30, 2014 from $628,631 for the nine months ended September 30, 2013. Operating expenses for our wellness house and activated water machine segment decreased by $96,068 or 12.2% to $693,550 for the nine months ended September 30, 2014 from $789,618 for the nine months ended September 30, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $932,430 for the nine months ended September 30, 2014, compared to $1,429,426 for the nine months ended September 30, 2013, a decrease of $496,996. This decrease was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses were $1,697 for the nine months ended September 30, 2014, compared to $78,237 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we paid additional income tax for the year of 2012 requested by PRC tax authority.

Net loss. Our net loss was $934,127 for the nine months ended September 30, 2014, compared to $1,507,663 for the nine months ended September 30, 2013. This decrease was mainly due to the decrease in operating expenses and increase in other income.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Sales to franchise customers	$338,884	$374,234	$731,075	$820,998
Sales to non-franchise customers	151,865	15,629	260,091	53,471

Total sales	$490,749	$389,863	$991,166	$874,469

Liquidity and Capital Resources

Our cash at the beginning of the nine months ended September 30, 2014 was $477,642 and increased to $512,336 by the end of September 30, 2014, an increase of $34,694. This increase was mainly due to our withdrawal of the investment in Joway Hezhi. On September 30, 2014, we had net working capital of $1,447,284, a decrease of $339,886 from $1,787,170 on December 31, 2013.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(126,201)	$(1,379,997)
Investing activities	$243,365	$990,244
Financing activities	$(26,922)	$(24,470)

Net Cash Used In Operating Activities

Net cash used in operating activities was $126,201 for the nine months ended September 30, 2014 compared to $1,379,997 for the nine months ended September 30, 2013. This was primarily due to less loss of $573,536, less expenditures of $248,439 in tax payable and less expenditures of $242,508 in inventory.

For the nine months ended September 30, 2014, cash was mainly used to cover the loss of $934,127, which was primarily offset by an add-back of $354,832 of depreciation for non-cash expense, the decrease in inventory purchase of $223,779 and the increase in advances from customer of $141,144.

For the nine months ended September 30, 2013, cash was mainly used to cover the loss of $1,507,663 and pay taxes of $217,065, which were primarily offset by an add-back of $412,816 of depreciation for non-cash expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $243,365 for the nine months ended September 30, 2014, compared to $990,244 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we withdrew our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339 on June 26, 2014. For the nine months ended September 30, 2013, we took back $1,022,757 of our short-term wealth-management investment, a kind of Marketable Security in Industrial and Commercial Bank of China in the total amount of $1,266,604, which was invested in 2012.

Net Cash Used In Financing Activities

Net cash used in financing activities was $26,922 for the nine months ended September 30, 2014, compared to $24,470 for the nine months ended September 30, 2013. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2010, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang. We repaid $3,275 and $1,540 of these advances for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $36,978.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $23,647 and $22,930 of these advances for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total unpaid principal balance due Shenyang Joway for advances was $7,268. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2014, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2014 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2014

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

