Form 10-K
period 2014-12-31
Joway Health Industries Group Inc
filed 2015-03-31
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $100,560. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 31, 2015, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

 JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

i

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2015. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ii

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

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2014 and 2013, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

The VIE Agreements include:

●	a Consulting Services Agreement through which Junhe Consulting has the right to advise, consult, manage and operate Joway Shengshi and collect and own all of the net profits or losses of Joway Shengshi;

●	an Operating Agreement through which Junhe Consulting has the right to recommend director candidates and appoint the senior executives of Joway Shengshi, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Shengshi, and guarantee the contractual performance by Joway Shengshi of any agreements with third parties, in exchange for a pledge by Joway Shengshi of its accounts receivable and assets;

●	a Proxy Agreement under which the two shareholders of Joway Shengshi have vested their collective voting control over Joway Shengshi to Junhe Consulting and may only transfer their respective equity interests in Joway Shengshi to Junhe Consulting or its designee(s);

●	an Option Agreement under which the shareholders of Joway Shengshi have granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi with a consideration equal to the capital paid in by the shareholders in the amount of RMB 50 million (approximately USD $7.52 million). As executive director of Junhe Consulting, Mr. Jinghe Zhang has the power to exercise the option in his sole discretion; and

●	an Equity Pledge Agreement under which the owners of Joway Shengshi have pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

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

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2014, we had 61 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

Our Products and Services

We primarily manufacture the following three series of tourmaline-related healthcare products:

1.       Healthcare Knit Goods Series

For the fiscal years ended December 31, 2014 and 2013, our healthcare knit goods series of products accounted for approximately 28.2% and 28.3% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.       Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2014 and 2013, our daily healthcare and personal care series of products accounted for approximately 21.9% and 31.5% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

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

3.       Wellness House and Activated Water Machine

For the years ended December 31, 2014 and 2013, our wellness house and activated water machine series of products accounted for approximately 49.9% and 40.2% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat one to eight people depending on its size; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications.

Below is a list of different models of our Wellness House for family use:

Model	Trademark/Mark	Material	Dimension	Capacity	Manufacturing Method
Classic Mini Wellness House		Hemlock	1.0mX1.0mX1.9m	1-2 persons	Spray Method
Classic Twin Wellness House		Hemlock	1.2mX1.2MX1.9m	2-3 persons	Spray Method
Classic Multi-Person Wellness House		Hemlock	1.75mX1.6mX1.9m	6-7 persons	Spray Method

We infuse tourmaline particles into the filters of our water machines and water mugs. Tourmaline is perceived to have certain health benefits.

Below is a list of our water treatment products:

No.	Products	Trademark/Mark	Manufacturing Method
1	Tourmaline Water Machine		Filling Method
2	Tourmaline Water Mug		Filling Method
3	Tap Water Purifier		Filling Method

Our Foot Sauna Bucket was introduced in 2011. The bottom of our Foot Sauna Bucket is filled with tourmaline particles.

Below is brief introduction to our Foot Sauna Bucket:

No.	Products	Trademark/Mark	Manufacturing Method
1	Foot Sauna Bucket		Filling Method

Return policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During 2014 and 2013, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2014 and 2013.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have six employees engaged in manufacturing as of December 31, 2014. We had our own design team comprising two designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2014 and 2013, respectively.

Top Ten Customers in 2014

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xue Li Store	¥593,542	$96,539	Tourmaline Mattress, Wellness House, Tourmaline Water Machine, etc.	5.7%
2	Tiefeng Ma Store	551,951	89,774	Wellness House, Tourmaline Water Machine, Tourmaline Mattress, etc.	5.3%
3	Yun Lei Store	426,632	69,391	Foot Sauna Bucket, Tourmaline Water Machine, etc.	4.1%
4	Tianjin Zhongwei Hongtu Technology Co., Ltd	333,565	54,254	Tourmaline Mattress, Tourmaline Scarves, etc.	3.2%
5	Xiangyue Zhang Store	297,090	48,321	Tourmaline Mattress, Tourmaline Waist Protector, etc.	2.8%
6	Lijuan Feng Store	264,530	43,026	Tourmaline Mattress, Tourmaline Waist Protector, etc.	2.5%
7	Xiangyun Xu Store	256,863	41,779	Tourmaline Mattress, Foot Sauna Bucket, etc.	2.5%
8	Lanli Zheng Store	228,462	37,159	Tourmaline Mattress, Tourmaline Undergarment, etc.	2.2%
9	Yuanbin Wang Store	181,564	29,531	Tourmaline Mattress, Tourmaline Waist Protector, etc.	1.7%
10	Xingzhi Zhang Store	157,391	25,599	Tourmaline Mattress, Tourmaline Undergarment, etc.	1.5%
		¥3,291,590	$535,373		31.5%

Top Ten Customers in 2013

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tiefeng Ma Store	¥316,351	$51,039	Tourmaline Mattress, Tourmaline Soap, etc.	3.7%
2	Weijing Xie Store	253,127	40,839	Wellness House, Tourmaline Soap, etc.	2.9%
3	Chunxia Nan Store	225,974	36,458	Tourmaline Pillow, Tourmaline Mattress, etc.	2.6%
4	Lijun Sun Store	219,066	35,344	Wellness House, Tourmaline Undergarment, etc.	2.5%
5	Xiaomei Yang Store	209,950	33,873	Wellness House, Tourmaline Pillow, etc.	2.4%
6	Xiangyun Xu Store	198,195	31,976	Wellness House , Tourmaline Mattress,, etc.	2.3%
7	Yun Lei Store	185,626	29,949	Tourmaline Shampoo, Tourmaline Soap, etc.	2.2%
8	Xiangyue Zhang Store	182,901	29,509	Wellness House, Tourmaline Pillow, etc.	2.1%
9	Li Miao Store	168,854	27,243	Tourmaline Pillow, Wellness House, etc.	2.0%
10	Suying Liu Store	166,051	26,790	Tourmaline Mattress, Wellness House, etc.	1.9%
		¥2,126,095	$343,020		24.7%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2014 and 2013.

Suppliers

Below is a list of our top ten suppliers in 2014 and 2013, respectively.

Top Ten Suppliers in 2014

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Shanghai Dilin International Trading Co., Ltd.	¥390,000	$63,433	Food Sauna bucket	16.3%
2	Penglai Huakang Healthcare Product Co., Ltd.	236,396	38,450	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.9%
3	Tianjin Hezhi Pharmaceutical Co., Ltd.	177,061	28,799	Health food	7.4%
4	Beijing Quanfu Wood Products Co., Ltd.	173,600	28,236	Wellness House Materials	7.3%
5	Hangzhou Tiger Water Treatment Equipment Co., Ltd.	140,000	22,771	Tourmaline Water Machine Materials	5.9%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	135,911	22,106	Package	5.7%
7	Shenyang Dongxu Floor Heating Co., Ltd.	123,581	20,100	Wellness House Materials	5.2%
8	Yuyao Tianqin water-purification equipment Co., Ltd.	72,000	11,711	Tourmaline Water Machine Materials	3.0%
9	Shanghai Meicheng Cosmetics Co., Ltd.	46,840	7,619	Shampoo	2.0%
10	Tianjin Zengsen Commerce & Trade Co., Ltd.	40,908	6,654	Wellness House Materials	1.7%
		¥1,536,296	$249,877		64.4%

Top Ten Suppliers in 2013

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Tianjin Hezhi Pharmaceutical Co., Ltd.	¥829,499	$133,830	Health food	21.4%
2	Tianjin Yijuyong Wine Co., Ltd.	475,916	76,783	Wine	12.3%
3	Shenzhen Zhuoxian Industry Co., Ltd.	364,580	58,821	Wellness House for family use	9.4%
4	Penglai Huakang Healthcare Product Co., Ltd.	355,130	57,296	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.2%
5	Xuzhou Kailier Sauna Equipment Co.,Ltd.	316,874	51,124	Food Sauna bucket	8.2%
6	Hangzhou Siluhua Home Textile Co., Ltd.	144,300	23,281	Tourmaline Mattress	3.7%
7	Healthland Sauna Equipment Co.,Ltd.	128,690	20,763	Wellness House for family use	3.3%
8	Suzhou Xuezi Daliy Chemicals Co., Ltd.	83,428	13,460	Soap	2.2%
9	Yangzhou Qionghua Sports Goods Co.,Ltd	75,127	12,121	Tourmaline Waist Protector	1.9%
10	Shanghai Huzheng Nano Technology Co., Ltd	54,000	8,712	Tourmaline	1.4%
		¥2,827,544	$456,191		73.0%

In 2014, two major suppliers accounted for 16.3% and 9.9%, respectively of our annual raw materials purchases and in 2013 another two major suppliers accounted for 21.4% and 12.3%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 72% and 92% of our annual sales in 2014 and 2013, respectively, were made to our franchisees.

As of December 31, 2014, there were approximately 138 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	24
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	52
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	20
Southern China (Guangdong, Hainan, Guangxi)	12
Central China (Henan, Hubei, Hunan)	18
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	12
Total	138

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

Cooperative Contract on Investment in Establishing Joway Hezhi Pharmaceutical Co., Ltd.

On August 28, 2011, one of our subsidiaries, Joway Shengshi, and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered into a Cooperative Contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with a registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. Joway Hezhi will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 in consideration for 30% of the equity in Joway Hezhi. Pursuant to the Cooperative Contract, Joway Shengshi has the obligation to contribute to Joway Hezhi an additional capital of RMB 4,500,000 and 51 mu or approximately 3,400 square meter land use rights. On June 26, 2014, Joway Hezhi returned all of our investment in the amount of RMB 1,500,000 after being failed to finish its early preparatory period for three years. We received no gain or loss from this withdrawal.

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference, which is open to both our franchisees and to the general public as well. In 2014 and 2013, we held our annual conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 15 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2014, we held product seminars and meetings in approximately 62 cities in the PRC.

Generally, we are responsible for the cost of annual conferences. In 2014 and 2013, we incurred costs related to annual conferences of $51,158 (RMB 314,527) and $58,563 (RMB 362,985), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2014 and 2013.

	2014		2013
Expenses	RMB	US$	RMB	US$
Promotion	¥944,080	$153,554	¥1,016,046	$163,927
Printing	62,000	10,084	15,181	2,449
Travelling	774,553	125,980	506,098	81,653
Training	334,600	54,422	104,967	16,935
Salaries	712,304	115,856	984,973	158,914

Total	¥2,827,537	$459,896	¥2,627,265	$423,878

For the fiscal year 2015, we have a marketing and sales budget of $487,527 (RMB 3,000,000), of which, $146,258 (RMB 900,000) is budgeted for our 2015 annual conference, $162,509 (RMB 1,000,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

Our Competitors

Our major competitors in the PRC are as follows:

●	Heilongjiang Xingfuren Technology Development Co., Ltd. operates in PRC. They mainly focus on producing far-infrared health products and tourmaline health products.

●	Harbin Jiuguang Daily Health Products Co., Ltd. operates in PRC. They mainly focus on the manufacture of tourmaline sauna rooms and tourmaline health products.

●	Ihanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Wanshou Nano Science and Technology Co., Ltd. operates in the PRC. They mainly focus on new Nano technology research and development, and the manufacture of tourmaline health products and tourmaline sauna rooms.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development.

●	Sales Channels Advantage: As of December 31, 2014, we had approximately 138 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

Business Strategy

We believe the market for tourmaline health-related products in the PRC will grow rapidly. In order to benefit from the market opportunities, we plan to implement the following strategies:

●	We will focus on expanding our sales and franchise network in the PRC. Over the past few years, most of our franchises are located in north of China, our target is to cover the most provinces in China especially the southern part in which economy remains high development.

●	We will continue to expand our product offerings and seek to optimize our product portfolio to include more products with higher profit margins. For example, we believe that tourmaline daily health-related products, water treatment products, tourmaline home accessories and tourmaline environmentally friendly paint have more profit potential and we plant on investing more research and development dollars into developing these products.

●	We intend to improve our operations, exploit our competitive strengths, and look for ways to expand our business, including through the acquisition of other existing businesses.

Research and Development

As of December 31, 2014, we had two employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2014 and 2013, we spent $29,745 (RMB 182,879) and $48,360 (RMB 299,746), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2014 and 2013 as well as our budget for 2015.

	2014		2013		2015 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	3,178	517	10,935	1,764	5,000	813
Samples	16,029	2,607	25,388	4,096	20,000	3,250
Travel Expense	-	-	159	26	3,000	488
Salary	133,841	21,769	235,564	38,005	180,000	29,252
Inspection Fee	29,831	4,852	27,700	4,469	30,000	4,875
Total	182,879	29,745	299,746	48,360	238,000	38,678

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

Set forth below is a detailed description of the trademarks we use.

Mark	Registration/ Application No.	Class	Effective Date	Expiration Date	Owner/ Applicant

	4794111	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	February 21, 2009	February 20, 2019	Jinghe Zhang

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

			April 14, 2011	April 13, 2021	Tianjin Joway Shengshi Group Co., Ltd.

Mark	Registration/ Application No.	Class	Effective Date	Expiration Date	Owner/ Applicant

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

			December 28, 2013	December 27, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11232054	Class 33: Alcoholic beverages. Fruit extracts [alcoholic], aperitifs, distilled beverages, cider, digesters [liqueurs and spirits], wine, clear wine, alcoholic beverages [except beer] and sake.	December 14, 2013	December 13, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11203446	Class 5: Pharmaceuticals. Glue ball, Reducing tea, air purifying preparations, mosquito-repellent incense, sanitary pads, sanitary towels, antisepsis paper and babies' diapers.	December 7, 2013	December 6, 2023	Tianjin Joway Shengshi Group Co., Ltd

Currently, the patents the Company is using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following five patents for free from December 1, 2009 to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Water Purifier	Utility Model	ZL200720014571.6	September 17,2007	October 29, 2008	Ten years	Jinghe Zhang
2	Tourmaline Undergarment	Utility Model	ZL200720015434.4	October 22, 2007	July 16, 2008	Ten years	Jinghe Zhang
3	Tourmaline Mattress	Utility Model	ZL200720015435.9	October 22, 2007	December 24, 2008	Ten years	Jinghe Zhang
4	Tourmaline Wellness House	Utility Model	ZL200720014570.1	September 17, 2007	July 16, 2008	Ten years	Jinghe Zhang
5	Drinking Water Purifier	Design	ZL200730011189.5	September 17, 2007	April 1, 2009	Ten years	Jinghe Zhang

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 1,000,000 ($162,649). We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2014 and 2013, we had no product liability claims.

Employees

As of December 31, 2014, the Company, including its subsidiaries, had a total of 61 full time employees.

Joway Shengshi

As of December 31, 2014 Joway Shengshi had 39 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	16
Sales	4
Distribution	3
Production	3
Franchising	9
Finance	4

Joway Decoration

As of December 31, 2014, Joway Decoration had 19 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	6
Sales	5
Distribution	2
Production	3
Research and development	2
Franchising	1

Shengtang Trading

As of December 31, 2014, Shengtang Trading had 3 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Government Regulations and Compliance with Applicable Laws

Below is a list of agencies which may have jurisdiction over our business:

Agency	Functions

State Food and Drug Administration (“CFDA”)(1)	Supervise the entire process from research and development, manufacturing, and distribution to utilization of drugs; supervise and coordinate the safety management of food, health food and cosmetics and organize investigations of serious accidents.

National Development and Reform Commission (“NDRC”)	Make strategic and mid- to long-term plans for the PRC healthcare industry; regulate drug prices; manage disaster relief funds and carry out healthcare development projects sponsored by the government.

Ministry of Commerce (“MOFCOM”)	Formulate regulations and policies on foreign trade, foreign direct investments, consumer protection, and market competition; negotiate bilateral and multilateral trade agreements.

Ministry of Science and Technology (“MST”)	Lay out science and technology development plans and policies; draft relevant regulations and rules and guarantee implementation of regulations and rules

General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”)	Manage national quality, metrology, entry-exit commodity inspection, entry-exit health quarantine, entry-exit animal and plant quarantine, import-export food safety, certification, accreditation, and standardization, as well as enforce administrative laws

State Administration of Taxation (“SAT”)	Draft tax regulations and implementation rules and propose tax policies.

State Administration of Foreign Exchange (“SAFE”)	Make regulations and policies governing foreign exchange market activities and manage state foreign exchange reserves.

(1)	The PRC State Food and Drug Administration is responsible for (i) regulating the research and development, manufacturing, distribution and utilization of drugs; (ii) supervising and coordinating the safety management of food, health food and cosmetics; and (iii) investigating serious accidents with respect to the foregoing. The products we manufacture are not regulated by the CFDA as they are not drugs, diet supplements or food consumed by humans. There are no existing laws or regulations in China governing the manufacture and sale of tourmaline health care products such as those sold by the Company nor are there any inspection requirements applicable to our products.

We act as a distributor for eleven edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., Beijing Shenghua Meiye Technology Development Co., Ltd., Tianjin Hezhi Pharmaceutical Co., Ltd.., and Jilin Luwang Sanbao Biological Technology Co., Ltd., which all have obtained the necessary manufacturing licenses and certifications from the CFDA.

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

The Company’s production process does not produce industrial waste water or waste gas emissions of a type that is regulated by current PRC laws and regulations. The Company’s other emissions, including noise, waste water, solid waste and atmospheric pollutants meet regulatory standards. According to the Letter regarding Environment Protection of Tianjin Joway Shengshi Group Co, Ltd. issued by Tianjin Baodi Environmental Protection Bureau dated August 6, 2014, Joway Shengshi complies with applicable environmental protection laws and regulations and its discharge of pollutants meets with the standards of the state and Tianjin City.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2014, we had approximately 61 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

●	vulnerability of our business to a general economic downturn in the PRC;

●	fluctuation and unpredictability of the prices of the products we sell;

●	changes in the laws of the PRC that affect our operations;

●	competition from other healthcare products manufacturers and distributors; and

●	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

Our principal operating subsidiaries are regarded as foreign invested enterprises (“FIE”s) under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of FIEs. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business license, other licenses or authorities;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

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

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we use them to commercially manufacture our products and are subject to inspection by regulatory agencies. If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

●	fines;

●	product recalls or seizure;

●	injunctions;

●	refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

●	total or partial suspension of production;

●	civil penalties;

●	withdrawals of previously approved marketing applications; or

●	criminal prosecution.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in the PRC, where all of our businesses are located and where all of our sales occur, could have a negative effect on our operations. Our businesses are dependent upon our ability to continue to efficiently distribute and sell our products. Such an outbreak could have an impact on our operations as a result of:

●	quarantines or closure of our distribution center, which would severely disrupt our operations,

●	the sickness or death of our key officers and employees, and

●	a general slowdown in the PRC economy.

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

All of our business operations are conducted in the PRC, and all of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the extent of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange;

●	the allocation of resources;

●	an evolving regulatory system; and

●	a lack of sufficient transparency in the regulatory process.

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

The PRC government has broad discretion in dealing with violations of laws and regulations, including:

●	levying fines;

●	confiscating our income;

●	revoking business and other licenses;

●	requiring us to discontinue any portion or all of our business;

●	requiring us to restructure our ownership structure or operations; and

●	requiring actions necessary for compliance.

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

Fiscal Year 2014	High	Low
First Quarter	$0.1	$0.015
Second Quarter	$0.06	$0.04
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.05	$0.04

Holders of Our Common Stock

As of December 31, 2014, we had 417 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

From January 2011 to September 2013, we agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock in connection with their service on the Company’s Board of Directors, In 2013, the Company granted Ms. Quintero and Mr. Pryor 10,000 and 8,000 shares of the Company’s common stock, respectively, valued at $300 and $240. This compensation plan was terminated when Ms. Quintero and Mr. Pryor resigned in September 2013.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 138 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we began to develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2014, we had 138 franchisees compared to 176 as of December 31, 2013.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2014. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2014 and 2013. We expect the price of textiles to remain stable in 2015. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2014 dropped to 7.4% compared with 7.7% in 2013. Domestic demand for, and consumption of, health-related products decreased substantially as a result of this slowdown.

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

Other loss. Our other loss consists primarily of interest income, subsidy income, other incomes from sales of obsolete equipment and other expenses related to the tax penalty requested by PRC tax authority after a review of our 2012 tax filings of corporate income and value added tax (VAT).

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2014	2013
REVENUES	$1,698,091	$1,391,345
COST OF REVENUES	777,747	546,445
GROSS PROFIT	920,344	844,900
OPERATING EXPENSES	2,091,573	2,800,497
LOSS FROM OPERATIONS	(1,171,229)	(1,955,597)
OTHER LOSS, NET	(31,482)	(138,669)
LOSS BEFORE INCOME TAXES	(1,202,711)	(2,094,266)
INCOME TAXES	3,132	77,416
NET LOSS	$(1,205,843)	$(2,171,682)

Business Segments

In 2014 and 2013, the Company operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$478,548	28.2%	$371,676	21.9%	$847,867	49.9%	$1,698,091
COST OF REVENUES	208,688	26.8%	161,873	20.8%	407,186	52.4%	777,747
GROSS PROFIT	269,860	29.3%	209,803	22.8%	440,681	47.9%	920,344
GROSS MARGIN	56.4%		56.4%		52.0%		54.2%
OPERATING EXPENSES	576,703	27.6%	467,821	22.4%	1,047,049	50.1%	2,091,573
LOSS FROM OPERATIONS	$(306,843)	26.2%	$(258,018)	22.0%	$(606,368)	51.8%	$(1,171,229)

For the year ended December 31, 2013

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$394,140	28.3%	$437,867	31.5%	$559,338	40.2%	$1,391,345
COST OF REVENUES	139,184	25.5%	145,154	26.6%	262,107	48.0%	546,445
GROSS PROFIT	254,956	30.2%	292,713	34.6%	297,231	35.2%	844,900
GROSS MARGIN	64.7%		66.8%		53.1%		60.7%
OPERATING EXPENSES	837,641	29.9%	895,251	32.0%	1,067,605	38.1%	2,800,497
LOSS FROM OPERATIONS	$(582,685)	29.8%	$(602,538)	30.8%	$(770,374)	39.4%	$(1,955,597)

Year Ended December 31, 2014 Compared to December 31, 2013

Revenue. For the year ended December 31, 2014, revenue was $1,698,091 compared to $1,391,345 for the year ended December 31, 2013, an increase of $306,746, or 22%. This increase was mainly due to the increase in revenue from wellness houses and activated water machines segment.

Revenue from healthcare knit goods segment increased by $84,408, or 21.4% to $478,548 for the year ended December 31, 2014 from $394,140 for the year ended December 31, 2013. This is primarily due to the increase in sales of our mattress products. In 2014, we offered more discount to our franchisees in our mattress products to promote their sales.

Revenue from daily healthcare and personal care products decreased by $66,191, or 15.1% to $371,676 for the year ended December 31, 2014 from $437,867 for the year ended December 31, 2013. This decrease was mainly due to the decrease in revenue of our tourmaline soap.

Revenue from wellness houses and activated water machines increased by $288,529 or 51.6% to $847,867 for the year ended December 31, 2014 from $559,338 for the year ended December 31, 2013. In 2014, we strengthened our effort on promoting our wellness house construction and brought out $298,719 of increase in revenue.

Cost of Goods Sold. For the year ended December 31, 2014, cost of goods sold was $777,747 compared to $546,445 for the year ended December 31, 2013, an increase of $231,302, or 42.3%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $208,688 for the year ended December 31, 2014 from $139,184 for the year ended December 31, 2013. This increase was mainly due to the increase in the cost of our mattress products as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $161,873 for the year ended December 31, 2014 from $145,154 for the year ended December 31, 2013. This increase was mainly due to the more discount to our franchisees for our daily healthcare and personal care products.

Cost of goods sold for wellness house and activated water machine segment increased to $407,186 for the year ended December 31, 2014 from $262,107 for the year ended December 31, 2013. This increase was in line with the increase in sales.

Gross profit. Our gross profit increased by $75,444 or 8.9% to $920,344 for the year ended December 31, 2014, compared to $844,900 for the year ended December 31, 2013. This increase was mainly due to the increase in sales. Our gross margin decreased from 60.7% for the year ended December 31, 2013 to 54.2% for the year ended December 31, 2014. This decrease was mainly due to the decreased gross margin in our daily healthcare and personal care segment and healthcare knit goods segment.

Gross profit for the healthcare knit goods segment increased by $14,904 or 5.8% to $269,860 for the year ended December 31, 2014 compared to $254,956 for the year ended December 31, 2013. This increase was mainly due to increased sales of our mattress products. The gross margin of our healthcare knit goods segment decreased from 64.7% for the year ended December 31, 2013 to 56.4% for the year ended December 31, 2014. In 2014, we offered much more discount to our franchisees for our mattress product than in 2013, as a result, the gross margin decreased.

Gross profit of daily healthcare and personal care segment decreased by $82,910 or 28.3% to $209,803 for the year ended December 31, 2014, compared to $292,713 for the year ended December 31, 2013. This decrease was primarily due to the decrease in sales. Gross margin of daily healthcare and personal care segment decreased from 66.8% for the year ended December 31, 2013 to 56.4% for the year ended December 31, 2014. This decrease was mainly due to more discounts for our franchisees in 2014.

Gross profit of the wellness house and activated water machine segment increased by $143,450 or 48.3% to $440,681 for the year ended December 31, 2014, compared to $297,231 for the year ended December 31, 2013. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segment decreased slightly from 53.1% for the year ended December 31, 2013 to 52% for the year ended December 31, 2014.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $708,924, or 25.3%, from $2,800,497 for the year ended December 31, 2013 to $2,091,573 for the year ended December 31, 2014. This decrease was mainly due to the decrease of salary and equipment maintenance expenses. Operating expenses for healthcare knit goods segment decreased by $260,938 or 31.2% to $576,703 for the year ended December 31, 2014 from $837,641 for the year ended December 31, 2013. Operating expenses for daily healthcare and personal care segment decreased by $427,430 or 47.7% to $467,821 for the year ended December 31, 2014 from $895,251 for the year ended December 31, 2013. Operating expenses for wellness house and activated water machine segment decreased by $20,556 or 1.9% to $1,047,049 for the year ended December 31, 2014 from $1,067,605 for the year ended December 31, 2013.

Loss from operations. As a result of the foregoing, our loss from operations was $1,171,229 for the year ended December 31, 2014, compared to $1,955,597 for the year ended December 31, 2013, a decreased loss of $784,368. This was mainly due to the decrease in operating expenses of $708,924.

Income taxes. Our income tax expenses decreased from $77,416 for the year ended December 31, 2013 to $3,132 for the year ended December 31, 2014. In 2013, we were requested by PRC tax authority for an additional income tax of $62,896 after a review of our 2012 Corporate Income Tax Filing.

Net loss. For the year ended December 31, 2014, our net loss was $1,205,843 compared to $2,171,682 for the year ended December 31, 2013. This decrease was primarily due to the increased revenue of $306,746 and the decreased operating expenses of $708,924.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2014	2013

Sales to franchise customers	$1,226,993	$1,281,106
Sales to non-franchise customers	471,098	110,239

Total sales	$1,698,091	$1,391,345

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	176	193
Number of franchise outlets opened during the year	21	27
Number of franchise outlets closed during the year	(59)	(44)

Number of franchise outlets open at the end of the year	138	176

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2014 was $477,642 and increased to $542,672 by the end of the year, an increase of $65,030. The increase at our cash level was due to the redemption of our long-term investment which partly offset by cash flow out from our operating activities. We had net working capital of $1,330,697 at December 31, 2014, a decrease of $456,473 from $1,787,170 at December 31, 2013.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(89,268)	$(1,232,881)
Investing activities	248,210	1,233,139
Financing activities	$(28,117)	$(50,347)

Net Cash Used in Operating Activities

Net cash used in operating activities was $89,268 for the year ended December 31, 2014 compared to $1,232,881 for the year ended December 31, 2013. This was mainly due to $965,839 of decrease in net loss.

For the year of 2014, cash was mainly used to cover the loss of $1,205,843. This was primarily offset by cash provided from an add-back of $484,080 of depreciation for non-cash expense and $445,304 of decrease in inventory purchase.

For the year of 2013, cash was mainly used to cover the loss of $2,171,682. This was primarily offset by cash provided from an add-back of $549,364 of depreciation for non-cash expense and $147,785 of impairment loss from inventory.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $248,210 for the year ended December 31, 2014, compared to $1,233,139 of net cash used in for the year ended December 31, 2013. In 2014, we withdrew our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339. In 2013, we redeemed our short-term wealth-management investment, a kind of Marketable Security in Industrial and Commercial Bank of China in the total amount of $1,266,604, which was invested in 2012.

Net Cash Used in Financing Activities

Net cash used in financing activities was $28,117 for the year ended December 31, 2014, compared to $50,347 for the year ended December 31, 2013. For the year of 2014 and 2013, cash was used to repay Mr. Jinghe Zhang and Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) for advances made in prior periods.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2014, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,419 has been repaid. During the year of 2014 and 2013, Joway Shengshi repaid $3,275 and $9,723 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $36,978.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $785,628 has been repaid. During the year of 2014 and 2013, the Company repaid $24,842 and $40,624 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due to Shenyang Joway for advances was $6,073. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014 our cash and cash equivalents a balance was $542,672 as compared to $477,642 at December 31, 2013.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2014	December 31, 2013
Cash on hand	$16,215	$21,951
Cash in Industrial and Commercial Bank of China	523,862	452,231
Cash in Agricultural Bank of China	1,867	2,732
Cash in Standard Chartered Hong Kong	728	728
Total of Cash	542,672	477,642

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2014	2013
Building	$6,433,198	$6,442,048
Operating Equipment	387,964	390,119
Office furniture and equipment	344,290	343,809
Vehicles	1,041,065	1,113,856
Total	8,206,517	8,289,832
Less: accumulated depreciation	(2,480,591)	(2,031,496)
Property, plant and equipment, net	$5,725,926	$6,258,336

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $484,080 and $549,364, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2014 and 2013, we had allocated $0 to the statutory reserve.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. ASU 2013-11 do not have a material effect on our financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our audited consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2014 and 2013 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

The specific material weakness identified by the Company’s management as of December 31, 2014 is described as follows:

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

Remediation Initiative

●	We are in the process of training program in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof. The program is provided by an independent training institution, for our finance and accounting personnel, including our Chief Financial Officer, Financial Manager and others.

●	We have a regular program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

●	We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2014, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 49, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.jowayhealth.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Huang Yuan (No. 19, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800).

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	49	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	43	Chief Financial Officer, Secretary and Treasurer
Yanli Feng	42	General Manager, Shengtang Trading

JINGHE ZHANG, age 49, is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 43, has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

YANLI FENG, age 42, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2014 and 2013. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2014 or 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang President, Chief Executive Officer	2014	$39,036	(1)	—	—	—	—	—	—	$39,036
	2013	$79,862	(2)	—	—	—	—	—	—	$79,862

(1)	The amount of $39,036 in the table above represents the compensation received by Mr. Zhang for the entire year of 2014.

(2)	The amount of $79,862 in the table above represents the compensation received by Mr. Zhang for the entire year of 2013.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2014, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On February 22, 2011, the Board of Directors appointed Socorro Quintero and Shepherd G. Pryor IV as directors of the Company. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock. Socorro Quintero and Shepherd G. Pryor IV both resigned in September 2013. The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2013.

Director Compensation in 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Socorro Quintero(1)	$25,332	$300	—	—	—	—	$25,632
Shepherd G. Pryor IV(2)	$20,000	$240	—	—	—	—	$20,240

(1)	From February 2011 to December 31, 2014, the aggregate number of stock awards outstanding for Ms. Quintero was 30,000 shares of common stock.

(2)	From February 2011 to December 31, 2014, the aggregate number of stock awards outstanding for Mr. Pryor was 24.000 shares of common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
Yanli Feng	24,000	*
All directors and executive officers (3 persons)	17,462,000	87.07%

*	Under 1% of the issued and outstanding shares as of March 31, 2015.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2015 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang became the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe now.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe. In addition, Mr. Zhang has entered into a Call Option Agreement with Mr. Liu, the sole shareholder of Crystal Globe, pursuant to which Mr. Zhang has the right to purchase up to 99% of the shares of Crystal Globe (“the Option”); thirty-four percent (34%) of the Option vested on April 2, 2011, and 33% of the Option vests on April 2, 2012 and April 2, 2013, respectively.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2014 and 2013, and in which any of the following persons had or will have a direct or indirect material interest.

●	Any director or executive officer;

●	Any immediate family member of a director or executive officer, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer; and

●	any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

●	any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s voting securities; or

●	Any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder, and any person (other than a tenant or employee) sharing the household of such security holder.

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

●	On May 7, 2007, the Company’s subsidiary Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”) (formerly known as Tianjin Joway Textile Co., Ltd) entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Shenyang Joway Electronic Technology Co., Ltd. (“Joway Technology”) (formerly known as Liaoning Joway Technology Engineering Co., Ltd.) and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2011, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During fiscal 2014 and 2013, the Company repaid $24,842 and $40,624 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due Shenyang Joway for advances was $6,073. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,419 has been repaid. During fiscal 2014 and 2013, Shengshi repaid $3,275 and $9,723 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $36,978.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For 2014, we incurred aggregate fees and expenses of $94,000 from HHC for work completed for our annual audits and quarterly reviews. For 2013, we incurred aggregate fees and expenses of $70,000 from HHC for work completed for our annual audits and $30,000 from RBSM LLP for work completed for our quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2014 and 2013 were $1,726 and $2,270, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2014 and 2013.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2014 and 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2014. All of the services provided and fees charged by our independent registered accounting firms in 2014 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2014 and 2013 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2014 and 2013 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

Exhibit Number	Description

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

Exhibit Number	Description

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd. (8)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.

(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.

(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 16, 2010.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.

(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015

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

/s/ Jinghe Zhang	President	March 31, 2015
Jinghe Zhang	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ Yuan Huang	Chief Financial Officer	March 31, 2015
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Joway Health Industries Group Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC

Forest Hills, New York

March 31, 2015

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
A S S E T S

CURRENT ASSETS:
Cash	$542,672	$477,642
Accounts receivable, net	26,192	1,486
Other receivables	61,633	37,333
Inventories	760,143	1,197,640
Advances to suppliers	135,883	180,968
Prepaid taxes	77,719	109,774
Prepaid expense	1,083	6,924
Total current assets	1,605,325	2,011,767

PROPERTY, PLANT AND EQUIPMENT, net	5,725,926	6,258,336

OTHER ASSETS:
Long-term Investment	-	245,339
Intangible assets, net	624,543	653,321
Total other assets	624,543	898,660

Total assets	$7,955,794	$9,168,763

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$33,529	$76,267
Advances from customers	149,616	18,178
Other payables	48,432	58,984
Due to related parties	43,051	71,168
Total current liabilities	274,628	224,597

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2014 and 2013	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(1,288,374)	(82,531)
Accumulated other comprehensive income	1,233,769	1,290,926
Total stockholders' equity	7,681,166	8,944,166
Total liabilities and stockholders' equity	$7,955,794	$9,168,763

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013
REVENUES	$1,698,091	$1,391,345

COST OF REVENUES	777,747	546,445

GROSS PROFIT	920,344	844,900

Selling expenses	575,047	536,145
General and administrative expenses	1,523,378	2,116,567
Impairment loss (recovery gain) from inventory	(6,852)	147,785
OPERATING EXPENSES	2,091,573	2,800,497

LOSS FROM OPERATIONS	(1,171,229)	(1,955,597)

Interest income	545	865
Other income	37,328	8,402
Other expenses	(69,355)	(147,936)
OTHER LOSS, NET	(31,482)	(138,669)

LOSS BEFORE INCOME TAXES	(1,202,711)	(2,094,266)

INCOME TAXES	3,132	77,416

NET LOSS	(1,205,843)	(2,171,682)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(57,157)	329,846

COMPREHENSIVE LOSS	$(1,263,000)	$(1,841,836)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.06)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,048,871

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Retained	Accumulated
	Preferred Stock		Common Stock		Additional		earnings	other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	(Accumulated	comprehensive	stockholder's
	of shares	stock	of shares	stock	capital	reserves	Deficit)	income	equity
BALANCE, December 31, 2012	-	$-	20,036,000	$20,036	$7,361,143	$354,052	$2,089,151	$961,080	$10,785,462

Net Loss	-	-	-	-	-	-	(2,171,682)	-	(2,171,682)
Stock-based compensation to Independent Directors	-	-	18,000	18	522	-	-	-	540
Foreign currency translation gain	-	-	-	-	-	-	-	329,846	329,846

BALANCE, December 31, 2013	-	-	20,054,000	20,054	7,361,665	354,052	(82,531)	1,290,926	8,944,166

Net Loss	-	-	-	-	-	-	(1,205,843)	-	(1,205,843)
Foreign currency translation loss	-	-	-	-	-	-	-	(57,157)	(57,157)

BALANCE, December 31, 2014	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,288,374)	$1,233,769	$7,681,166

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,205,843)	$(2,171,682)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	484,080	549,364
Amortization	23,889	27,258
Impairment loss (recovery gain) from inventory	(6,852)	147,785
Loss on sale of assets	25,152	-
Stock-based compensation	-	540
Changes in operating assets and liabilities:
Accounts receivable, trade	(24,706)	10,317
Other receivables	(23,950)	4,576
Inventories	445,304	(63,729)
Advances to suppliers	66,229	97,022
Prepaid Expense	5,841	35,974
Accounts payable	(31,353)	35,282
Advances from customers	131,438	(2,296)
Other payable	919	(6,122)
Salary and welfare payable	(11,471)	844
Taxes payable	32,055	101,986
Net cash used in operating activities	(89,268)	(1,232,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(2,690)	(33,465)
Proceeds from sale of equipment	5,561	-
Redemption of investment	245,339	1,266,604
Net cash provided by investing activities	248,210	1,233,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(28,117)	(50,347)
Net cash used in financing activities	(28,117)	(50,347)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65,795)	5,586

NET INCREASE (DECREASE) IN CASH	65,030	(44,503)

CASH, beginning of year	477,642	522,145

CASH, end of year	$542,672	$477,642

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,884	$72,823
Interest paid	$-	$-

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

	December 31,
	2014	2013
Year ended RMB: USD Exchange rate	6.1535	6.114
Average yearly RMB: USD Exchange rate	6.14821	6.19817

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2014 and 2013 foreign currency translation adjustments of $(57,157) and $329,846 respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2014 and 2013, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2014 and 2013, the Company recorded $142,012 and $149,819 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $135,883 and $180,968 as of December 31, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2014 and 2013.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $32,231 and $22,806 for the years ended December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. ASU 2013-11 do not have a material effect on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2014	2013
Accounts receivable	$26,192	$1,486
Less: Allowance for bad debt	-	-
Accounts receivable	$26,192	$1,486

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$197,027	$326,245
Packages	663	5,878
Finished goods	663,187	974,382
Low value consumables	41,278	40,954
Total	902,155	1,347,459
Less: impairment loss	(142,012)	(149,819)
Inventory, net	$760,143	$1,197,640

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the year ended December 31, 2014 and 2013, the Company recognized $(6,852) and $147,785, respectively, as impairment loss (recovery gain) from inventory.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2014	2013
Building	$6,433,198	$6,442,048
Operating Equipment	387,964	390,119
Office furniture and equipment	344,290	343,809
Vehicles	1,041,065	1,113,856
Total	8,206,517	8,289,832
Less: accumulated depreciation	(2,480,591)	(2,031,496)
Property, plant and equipment, net	$5,725,926	$6,258,336

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $484,080 and $549,364, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2014	2013
Land use rights	$670,847	$675,182
Other intangible assets	85,832	86,386
Total	756,679	761,568
Less: accumulated amortization	(132,136)	(108,247)
Intangible assets, net	$624,543	$653,321

Amortization expense of intangible assets for the years ended December 31, 2014 and 2013 was $23,889 and $27,258, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for
the year ending December 31,	Amount
2015	$23,889
2016	$23,889
2017	$23,889
2018	$23,889
2019	$23,889
Thereafter	$505,098

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2014	2013
Shenyang Joway Industrial Development Co., Ltd.	$6,073	$30,915
Jinghe Zhang	36,978	40,253
Total	$43,051	$71,168

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2014 and 2013, the Company repaid $24,842 and $40,624 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due Shenyang Joway for advances was $6,073. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2014, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,419 has been repaid. During the year of 2014 and 2013, Shengshi repaid $3,275 and $9,723 of these advances, respectively. As of December 31, 2014, the total unpaid principal balance due Jinghe Zhang for advances was $36,978.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2014	2013
Tax computed at China statutory rates	25%	25%
Tax adjustment from China tax authority for 2012 income tax (1)	0%	(4%)
Effect of losses	(25%)	(26%)
Effective rate	0%	(5%)

(1)	The Company’s 2012 Corporate Income Tax Filing in China was reviewed by the PRC tax authority and reduced the Company’s income tax deduction for the 2012 taxable year. As a result, the Company paid additional income tax of $62,896 in 2013.

The components of deferred income tax asset are as follow:

	As of December 31,
	2014	2013
Deferred income tax asset:
Net operating loss carry forwards	$1,098,000	$796,000
Valuation allowance	(1,098,000)	(796,000)
Total	$-	$-

As of December 31, 2014, the Company has a net operating loss carryforward for tax purposes of approximately $4.4 million available to offset future taxable income through 2019.

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

We recognize tax liabilities in accordance with ASC Topic 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the year ended December 31, 2014 and 2013, the Company did not allocate any after-tax income to the statutory reserves.

Note 10 – SEGMENTS

In 2014 and 2013, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$478,548	$208,688	$269,860	$(306,843)	$143,153	$336,478
Daily Healthcare and Personal Care Series	371,676	161,873	209,803	(258,018)	111,184	189,582
Wellness House and Activated Water Machine Series	847,867	407,186	440,681	(606,368)	253,632	228,444
Segment Totals	$1,698,091	$777,747	$920,344	(1,171,229)	$507,969	754,504
Other Loss, net				(31,482)
Income Tax				3,132
Unallocated Assets						7,201,290
Net Loss				$(1,205,843)
Total Assets						$7,955,794

For the year ended December 31, 2013

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$394,140	$139,184	$254,956	$(582,685)	$163,345	$420,969
Daily Healthcare and Personal Care Series	437,867	145,154	292,713	(602,538)	181,467	332,198
Wellness House and Activated Water Machine Series	559,338	262,107	297,231	(770,374)	231,810	554,440
Segment Totals	$1,391,345	$546,445	$844,900	(1,955,597)	$576,622	1,307,607
Other Loss, net				(138,669)
Income Tax				77,416
Unallocated Assets						7,861,156
Net Loss				$(2,171,682)
Total Assets						$9,168,763

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2014	2013

Sales to franchise customers	$1,226,993	$1,281,106
Sales to non-franchise customers	471,098	110,239

Total sales	$1,698,091	$1,391,345
Change in franchise outlets:
Number of franchise outlets open at beginning of the year	176	193
Number of franchise outlets opened during the year	21	27
Number of franchise outlets closed during the year	(59)	(44)

Number of franchise outlets open at the end of the year	138	176

Note 12 – INVESTMENTS

Long-Term Investment:

On August 28, 2011, Joway Shengshi and Tianjin Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Tianjin Hezhi”) entered a cooperative contract, pursuant to which Joway Shengshi and Tianjin Hezhi established a new company named Tianjin Joway Hezhi Pharmaceutical Co., Ltd. (referred to herein as “Joway Hezhi”) with registered capital of RMB 20,000,000. Joway Hezhi was incorporated on October 21, 2011 with initial registered capital of RMB 5,000,000. It will engage in the production and distribution of Chinese-Western preparations, health food, healthcare products, medical instruments and plain food. On October 11, 2011, Joway Shengshi contributed RMB 1,500,000 and owned 30% of Joway Hezhi. Since Joway Hezhi failed to finish its early preparatory period for three years, the Company withdrew its investment from Joway Hezhi in the amount of RMB 1,500,000 on June 26, 2014. No gain or loss was recognized from this withdrawal. As of December 31, 2014, the Company owned no shares of Joway Hezhi.

Short-Term Investment:

On December 31, 2012, the Company had a short-term wealth-management certificate with Industrial and Commercial Bank of China. This is classified as a level 2 investment within the fair value hierarchy. During the first quarter of 2013, this short-term investment of $1,266,604 were redeemed in full and returned to the Company. As of December 31, 2014, the Company did not hold any short-term investment.

Note 13 – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2014 and 2013, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2014 and 2013:

Condensed Balance Sheets:

	As of December 31,
	2014	2013
A S S E T S

ASSETS:
Investment in subsidiaries and VIEs	$7,700,304	$8,966,555

Total assets	$7,700,304	$8,966,555

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

LIABILITIES:
Due to related parties	$19,138	$22,389
Total liabilities	19,138	22,389

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2014 and 2013	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	299,447	1,562,447
Total stockholders' equity	7,681,166	8,944,166
Total liabilities and stockholders' equity	$7,700,304	$8,966,555

Condensed Statements of Operations

	For the Year ended December 31,
	2014	2013
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(1,249,693)	$(1,771,272)

OPERATING EXPENSES
General and administrative expenses	$13,307	$70,564

NET LOSS	(1,263,000)	(1,841,836)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,263,000)	$(1,841,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	1,249,693	1,771,272
Share-based compensation	-	540
Net cash used in operating activities	(13,307)	(70,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	13,307	70,024
Net cash provided by financing activities	13,307	70,024

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $7,700,304 and $8,966,555 as of December 31, 2014 and 2013, respectively.

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

