Form 10-Q
period 2015-03-31
Joway Health Industries Group Inc
filed 2015-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2015 was 20,054,000 shares.

1

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$273,746	$542,672
Short-term investment	65,231	0
Accounts receivable	26,373	26,192
Other receivables	81,893	61,633
Due from related party	886	0
Inventories	681,477	760,143
Advances to suppliers	107,581	135,883
Prepaid taxes	66,075	77,719
Prepaid expense	272	1,083
Total current assets	1,303,534	1,605,325

PROPERTY, PLANT AND EQUIPMENT, net	5,777,705	5,725,926

OTHER ASSETS:
Intangible assets, net	620,596	624,543
Total other assets	620,596	624,543

Total assets	$7,701,835	$7,955,794

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$81,358	$33,529
Advances from customers	173,222	149,616
Other payables	50,648	48,432
Due to related parties	36,984	43,051
Total current liabilities	342,212	274,628

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(1,635,743)	(1,288,374)
Accumulated other comprehensive income	1,259,595	1,233,769
Total stockholders' equity	7,359,623	7,681,166
Total liabilities and stockholders' equity	$7,701,835	$7,955,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

REVENUES	$684,467	$183,537

COST OF REVENUES	231,721	91,467

GROSS PROFIT	452,746	92,070

Selling expenses	256,438	110,433
General and administrative expenses	542,931	463,690
OPERATING EXPENSES	799,369	574,123

LOSS FROM OPERATIONS	(346,623)	(482,053)

Interest income	143	133
Other income	752	434
Other expenses	(203)	(1,498)
OTHER INCOME (LOSS), NET	692	(931)

LOSS BEFORE INCOME TAXES	(345,931)	(482,984)

INCOME TAXES	1,438	211

NET LOSS	(347,369)	(483,195)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	25,826	(70,294)

COMPREHENSIVE LOSS	$(321,543)	$(553,489)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,369)	$(483,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	132,337	110,791
Amortization	6,588	5,371
Changes in operating assets and liabilities:
Other receivables	(20,260)	(13,130)
Due from related party	(886)	-
Inventories	78,171	(5,308)
Advances to suppliers	28,302	128,634
Prepaid expense	811	6,924
Accounts payable	47,829	(20,352)
Advances from customers	23,606	68,183
Other payable	959	(830)
Salary and welfare payable	1,257	(11,769)
Taxes payable	11,644	(12,314)
Net cash used in operating activities	(37,011)	(226,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(184,116)	(1,530)
Investment	(65,231)	-
Net cash used in investing activities	(249,347)	(1,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(6,073)	(13,187)
Net cash used in financing activities	(6,073)	(13,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,505	(60,723)

NET INCREASE (DECREASE) IN CASH	(268,926)	(302,435)

CASH, beginning of period	542,672	477,642

CASH, end of period	$273,746	$175,207

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,856	$1,093
Interest paid	$-	$-

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

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2014 which was filed on March 31, 2015.

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

	For the three months ended March 31,		For the year ended December 31,
	2015	2014	2014
Period ended RMB: USD Exchange rate	6.1321	6.1644	6.1535
Average RMB: USD Exchange rate	6.1529	6.11985	6.14821

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2015 and 2014 foreign currency translation adjustments of $25,826 and ($70,294), respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

The following tables present information about investment held for trading measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015	Gain (Loss)
Investment in gold held for trading	$-	$65,231	$-	$65,231	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014	Gain (Loss)
Investment in gold held for trading	$-	$-	$-	$-	$-

The Company conducted an impairment assessment on the short-term investment based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the investment as of March 31, 2015 and December 31, 2014. Upon completion of its 2015 impairment analysis, the Company determined that the carrying value was the same with the fair market value on the investment.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2015 and December 31, 2014, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2015 and December 31, 2014, the Company recorded $142,507 and $142,012 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $107,581 and $135,883 as of March 31, 2015 and December 31, 2014, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2015 and 2014.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $18,878 and $4,174 for the three months ended March 31, 2015 and 2014, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months periods ended March 31, 2015 and 2014.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2015 and the year ended December 31, 2014, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently adopted the standard in January 2015.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. FASB issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning July 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts receivable	$26,373	$26,192
Less: Allowance for bad debt	-	-
	$26,373	$26,192

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$182,081	$197,027
Packages	-	663
Finished goods	600,376	663,187
Low value consumables	41,527	41,278
Total	823,984	902,155
Less: impairment loss	(142,507)	(142,012)
Inventory, net	$681,477	$760,143

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2015 and December 31, 2014, the Company recognized $142,507 and $142,012, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Building	$6,455,648	$6,433,198
Operating equipment	389,318	387,964
Office furniture and equipment	346,116	344,290
Vehicles	1,199,551	1,041,065
Total	8,390,633	8,206,517
Less: accumulated depreciation	(2,612,928)	(2,480,591)
Property, plant and equipment, net	$5,777,705	$5,725,926

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $132,337 and $110,791, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2015	2014
Land use rights	$673,189	$670,847
Other intangible assets	86,131	85,832
Total	759,320	756,679
Less: accumulated amortization	(138,724)	(132,136)
Intangible assets, net	$620,596	$624,543

Amortization expense of intangible assets for the three months ended March 31, 2015 and 2014 was $6,588 and $5,371, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2015	$23,889
2016	$23,889
2017	$23,889
2018	$23,889
2019	$23,889
Thereafter	$505,098

NOTE 7 – RELATED PARTY TRANSACTIONS

Due from related party is the fund paid to Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”). As of March 31, 2015 and December 31, 2014, the amount of due from related party was $886 and $0, respectively.

Payables due to related parties consist of the following:

	March 31,	December 31,
	2015	2014
Shenyang Joway Industrial Development Co., Ltd.	$-	$6,073
Jinghe Zhang	36,984	36,978
Total	$36,984	$43,051

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

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, the Company is authorized to use the trademark “Xi” for a term of nine years.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. In February 2015, the Company advanced $886 to Shenyang Joway. As of March 31, 2015, the balance due from Shenyang Joway was $886.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology, which was paid off in the first quarter of 2015. For the three months ended March 31, 2015 and 2014, the Company repaid $6,073 and $13,187 of these advances, respectively. As of March 31, 2015, the total unpaid principal balance due Shenyang Joway for advances was $0.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,413 has been repaid. As of March 31, 2015, the total unpaid principal balance due Jinghe Zhang for advances was $36,984.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2015	2014
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2015, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – SEGMENTS

In 2015 and 2014, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$250,659	$61,571	$189,088	$(103,650)	$50,876	$303,706
Daily Healthcare and Personal Care Series	95,215	33,955	61,260	(49,939)	19,326	200,682
Wellness House and Activated Water Machine Series	338,593	136,195	202,398	(193,034)	68,725	227,748
Segment Totals	$684,467	$231,721	$452,746	(346,623)	$138,925	732,136
Other Income, net				692
Income Tax				1,438
Unallocated Assets						6,969,699
Net Loss				$(347,369)
Total Assets						$7,701,835

For the three months ended March 31, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$62,678	$36,862	$25,816	$(170,247)	$39,669	$397,755
Daily Healthcare and Personal Care Series	59,197	29,093	30,104	(155,072)	37,466	342,531
Wellness House and Activated Water Machine Series	61,662	25,512	36,150	(156,734)	39,027	491,168
Segment Totals	$183,537	$91,467	$92,070	(482,053)	$116,162	1,231,454
Other Expenses, net				(931)
Income Tax				211
Unallocated Assets						7,394,509
Net Loss				$(483,195)
Total Assets						$8,625,963

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2015	2014

Sales to franchise customers	$494,289	$174,693
Sales to non-franchise customers	190,178	8,844

Total sales	$684,467	$183,537

NOTE 12 – SHORT-TERM INVESTMENT

On January 20, 2015, the Company invested in a short-term wealth-management certificate with Industrial and Commercial Bank of China in the amount of RMB 1,200,000 or $195,692, which was partly redeemed in the amount of RMB 800,000 or $130,461 on February 26, 2014. This is classified as a level 2 investment within the fair value hierarchy. As of March 31, 2015, the balance of the short- term investment was $65,231.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2015	2014
REVENUES	$684,467	$183,537
COST OF REVENUES	231,721	91,467
GROSS PROFIT	452,746	92,070
OPERATING EXPENSES	799,369	574,123
LOSS FROM OPERATIONS	(346,623)	(482,053)
OTHER (EXPENSE) INCOME, NET	692	(931)
LOSS BEFORE INCOME TAXES	(345,931)	(482,984)
INCOME TAXES	1,438	211
NET LOSS	$(347,369)	$(483,195)

Business Segments

In 2015 and 2014, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2015

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$250,659	36.6%	$95,215	13.9%	$338,593	49.5%	$684,467
COST OF REVENUES	61,571	26.6%	33,955	14.7%	136,195	58.8%	231,721
GROSS PROFIT	189,088	41.8%	61,260	13.5%	202,398	44.7%	452,746
GROSS MARGIN	75.4%		64.3%		59.8%		66.1%
OPERATING EXPENSES	292,738	36.6%	111,199	13.9%	395,432	49.5%	799,369
LOSS FROM OPERATIONS	$(103,650)	29.9%	$(49,939)	14.4%	$(193,034)	55.7%	$(346,623)

For the three months ended March 31, 2014

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$62,678	34.2%	$59,197	32.3%	$61,662	33.6%	$183,537
COST OF REVENUES	36,862	40.3%	29,093	31.8%	25,512	27.9%	91,467
GROSS PROFIT	25,816	28.0%	30,104	32.7%	36,150	39.3%	92,070
GROSS MARGIN	41.2%		50.9%		58.6%		50.2%
OPERATING EXPENSES	196,063	34.1%	185,176	32.3%	192,884	33.6%	574,123
LOSS FROM OPERATIONS	$(170,247)	35.3%	$(155,072)	32.2%	$(156,734)	32.5%	$(482,053)

For The Three Months Ended March 31, 2015 Compared to March 31, 2014

Revenue. For the three months ended March 31, 2015, revenue was $684,467 compared to $183,537 for the three months ended March 31, 2014, an increase of $500,930 or 272.9%. This significant increase was mainly due to the increase in revenue from wellness houses and activated water machine segment and healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $187,981 or 299.9% to $250,659 for the three months ended March 31, 2015 from $62,678 for the three months ended March 31, 2014. This increase was mainly due to increase in sales of our mattress products. In the first quarter of 2015, we put more promotion effort on our mattress products.

Revenue from daily healthcare and personal care products increased by $36,018 or 60.8% to $95,215 for the three months ended March 31, 2015 from $59,197 for the three months ended March 31, 2014. This was primarily due to the increase in sales of our tourmaline waist protector and tourmaline shawl.

Revenue from wellness houses and activated water machines increased by $276,931 or 449.1% to $338,593 for the three months ended March 31, 2015 from $61,662 for the three months ended March 31, 2014. This increase was mainly due to the increase in construction of wellness house. Starting from the second quarter of 2014, we strengthen our promotion on wellness house and cause the increase in sale.

Cost of Goods Sold. For the three months ended March 31, 2015, cost of goods sold was $231,721 compared to $91,467 for the three months ended March 31, 2014, an increase of $140,254, or 153.3%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $61,571 for the three months ended March 31, 2015 from $36,862 for the three months ended March 31, 2014, an increase of $24,709 or 67%. This increase was mainly due to the increase in the cost of Mattress products as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $33,955 for the three months ended March 31, 2015 from $29,093 for the three months ended March 31, 2014, an increase of $4,862 or 16.7%. This increase was primarily due to the increase in the cost of our tourmaline waist protector and tourmaline shawl as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $136,195 for the three months ended March 31, 2015 from $25,512 for the three months ended March 31, 2014, an increase of $110,683 or 433.8%. This increase was mainly due to the increase in the cost of wellness house as a result of the increase in construction.

Gross profit. Our gross profit increased by $360,676 or 391.7% to $452,746 for the three months ended March 31, 2015, compared to $92,070 for the three months ended March 31, 2014. This increase was mainly due to the increase in gross profit for wellness houses and activated water machines segment and healthcare knit goods segment. Our gross margin increased from 50.2% for the three months ended March 31, 2014 to 66.1% for the three months ended March 31, 2015. This increase was mainly due to the increased product price. In 2015, we raised the price of most of our products with around 20% mark up rate.

Gross profit for the healthcare knit goods segment increased by $163,272 or 632.4% to $189,088 for the three months ended March 31, 2015 compared to $25,816 for the three months ended March 31, 2014. This increase was mainly due to increased sales of our mattress products. The gross margins of healthcare knit goods segment increased from 41.2% for the three months ended March 31, 2014 to 75.4% for the three months ended March 31, 2015. It was mainly due to the increased price of all our healthcare knit goods products. In addition, the growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $31,156 or 103.5% to $61,260 for the three months ended March 31, 2015, compared to $30,104 for the three months ended March 31, 2014. This increase was primarily due to increased sale of our tourmaline waist protector and tourmaline shawl. The gross margin of daily healthcare and personal care segment increased from 50.9% for the three months ended March 31, 2014 to 64.3% for the three months ended March 31, 2015. It was mainly due to the increased price.

Gross profit of the wellness house and activated water machine segments increased by $166,248 or 459.9% to $202,398 for the three months ended March 31, 2015, compared to $36,150 for the three months ended March 31, 2014. This increase was mainly due to the increase in the gross profit of wellness house. The gross margin of our wellness house and activated water machine segments slightly increased from 58.6 for the three months ended March 31, 2014 to 59.8% for the three months ended March 31, 2015. This increase was mainly due to the fact that we raised our tourmaline bucket’s price at a rate of 40%.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $225,246, or 39.2%, from $574,123 for the three months ended March 31, 2014 to $799,369 for the three months ended March 31, 2015. This increase was mainly due to the increase in promotion expense, maintenance expense and travel expense. Operating expenses for healthcare knit goods segment increased by $96,675 or 49.3% to $292,738 for the three months ended March 31, 2015 from $196,063 for the three months ended March 31, 2014. Operating expenses for daily healthcare and personal care segment decreased by $73,977 or 39.9% to $111,199 for the three months ended March 31, 2015 from $185,176 for the three months ended March 31, 2014. Operating expenses for our wellness house and activated water machine segment increased by $202,548 or 105% to $395,432 for the three months ended March 31, 2015 from $192,884 for the three months ended March 31, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $346,623 for the three months ended March 31, 2015, compared to $482,053 for the three months ended March 31, 2014, a decrease of $135,430. This decrease was mainly due to the increase in revenues of $500,930 partly offset by increase in operating expenses of $225,246.

Income taxes. Our income tax expense was $1,438 for the three months ended March 31, 2015, compared to $211 for the three months ended March 31, 2014.

Net Loss. For the three months ended March 31, 2015, our net loss was $347,369 compared to $483,195 for the three months ended March 31, 2014. This decrease was primarily due to the increase in our sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2015	2014

Sales to franchise customers	$494,289	$174,693
Sales to non-franchise customers	190,178	8,844

Total sales	$684,467	$183,537

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2015 was $542,672 and decreased to $273,746 by the end of March 2015, a decrease of $268,926. This decrease was mainly due to cash flow out for our investing activities. On March 31, 2015, we had net working capital of $961,322, a decrease of $369,375 from $1,330,697 on December 31, 2014.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(37,011)	$(226,995)
Investing activities	$(249,347)	$(1,530)
Financing activities	$(6,073)	$(13,187)

Net Cash Used In Operating Activities

Net cash used in operating activities was $37,011 for the three months ended March 31, 2015 compared to $226,995 for the three months ended March 31, 2014. This was mainly due to improvement from our operations which reduced our net loss of $135,826 to $347,369 for the three months ended March 31, 2015.

For the three months ended March 31, 2015, cash was mainly used to cover the loss of $347,369, which was primarily offset by an add-back of $132,337 of depreciation for non-cash expense and the decrease in inventory purchase of $78,171.

For the three months ended March 31, 2014, cash was mainly used to cover the loss of $483,195, which was primarily offset by the decrease in advances to suppliers of $128,634 and an add-back of $110,791 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $249,347 for the three months ended March 31, 2015, compared to $1,530 for the three months ended March 31, 2014. During the first quarter of 2015, we expended $184,116 on purchase of vehicles and office equipment and $65,231 on a short-term wealth-management certificate with Industrial and Commercial Bank of China. During the first quarter of 2014, the cash expenditure of $1,530 was used in purchase of equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $6,073 for the three months ended March 31, 2015, compared to $13,187 for the three months ended March 31, 2014. The cash was used to repay Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $773,955 has been repaid. For the three months ended March 31, 2015 and 2014, we repaid $6,073 and $13,187 of these advances, respectively. As of March 31, 2015, the total unpaid principal balance due Shenyang Joway for advances was $0. Shenyang Joway ceased operations at the end of 2009.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2015, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2015

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

