Form 10-Q
period 2015-06-30
Joway Health Industries Group Inc
filed 2015-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2015 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2015 and 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$480,228	$542,672
Accounts receivable	1,301	26,192
Other receivables	46,770	61,633
Inventories	675,464	760,143
Advances to suppliers	97,904	135,883
Prepaid taxes	70,135	77,719
Prepaid expense	5,256	1,083
Total current assets	1,377,058	1,605,325

PROPERTY, PLANT AND EQUIPMENT, net	5,700,637	5,725,926

OTHER ASSETS:
Intangible assets, net	618,839	624,543
Total other assets	618,839	624,543

Total assets	$7,696,534	$7,955,794

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$120,248	$33,529
Advances from customers	155,265	149,616
Other payables	51,372	48,432
Due to related parties	39,374	43,051
Total current liabilities	366,259	274,628

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(1,719,562)	(1,288,374)
Accumulated other comprehensive income	1,314,066	1,233,769
Total stockholders' equity	7,330,275	7,681,166
Total liabilities and stockholders' equity	$7,696,534	$7,955,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES	$867,733	$316,880	$1,552,200	$500,417

COST OF REVENUES	293,750	130,200	525,471	221,667

GROSS PROFIT	573,983	186,680	1,026,729	278,750

Selling expenses	189,914	113,955	446,352	224,388
General and administrative expenses	471,830	335,954	1,014,761	799,644
OPERATING EXPENSES	661,744	449,909	1,461,113	1,024,032

LOSS FROM OPERATIONS	(87,761)	(263,229)	(434,384)	(745,282)

Interest income	198	140	341	273
Other income	22,971	30	23,723	464
Other expenses	(3,182)	(636)	(3,385)	(2,134)
OTHER (EXPENSE) INCOME, NET	19,987	(466)	20,679	(1,397)

LOSS BEFORE INCOME TAXES	(67,774)	(263,695)	(413,705)	(746,679)

INCOME TAXES	16,045	1,488	17,483	1,699

NET LOSS	(83,819)	(265,183)	(431,188)	(748,378)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	54,471	7,859	80,297	(62,435)

COMPREHENSIVE LOSS	$(29,348)	$(257,324)	$(350,891)	$(810,813)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,188)	$(748,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	277,575	235,455
Amortization	13,745	11,596
Changes in operating assets and liabilities:
Accounts receivable, trade	24,891	-
Other receivables	14,863	8,988
Inventories	83,170	65,325
Advances to suppliers	37,979	152,657
Prepaid expense	(4,173)	4,217
Accounts payable	86,719	(11,487)
Advances from customers	5,649	192,396
Other payable	1,866	340
Salary and welfare payable	1,074	(22,988)
Taxes payable	7,584	14,113
Net cash provided by (used in) operating activities	119,754	(97,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(252,286)	(1,453)
Redemption of Long-term Investment	0	245,339
Purchase and redemption of short-Term Investment	0	(81,199)
Net cash provided by (used in) investing activities	(252,286)	162,687

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(3,677)	(21,531)
Net cash used in financing activities	(3,677)	(21,531)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	73,765	(64,977)

NET DECREASE IN CASH	(62,444)	(21,587)

CASH, beginning of period	542,672	477,642

CASH, end of period	$480,228	$456,055

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$16,213	$2,897
Interest paid	$-	$-

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

Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2014 which was filed on March 31, 2015.

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

	For the six months ended June 30,		For the year ended December 31,
	2015	2014	2014
Period ended RMB: USD Exchange rate	6.0888	6.1577	6.1535
Average RMB: USD Exchange rate	6.1128	6.14411	6.14821

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $54,471 and $7,859 for the three months ended June 30, 2015 and 2014, respectively, and $80,297 and ($62,435) for the six months ended June 30, 2015 and 2014, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2015 and December 31, 2014, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2015 and December 31, 2014, the Company recorded $143,521 and $142,012 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $97,904 and $135,883 as of June 30, 2015 and December 31, 2014, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2015 and 2014.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $27,029 and $4,410 for the three months ended June 30, 2015 and 2014, respectively, and $45,907 and $8,584 for the six months ended June 30, 2015 and 2014, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2015 and 2014.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2015 and the year ended December 31, 2014, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2015	2014
Accounts receivable	$1,301	$26,192
Less: Allowance for bad debt	-	-
	$1,301	$26,192

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$181,355	$197,027
Packages	0	663
Finished goods	595,788	663,187
Low value consumables	41,842	41,278
Total	818,985	902,155
Less: impairment loss	(143,521)	(142,012)
Inventory, net	$675,464	$760,143

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2015 and December 31, 2014, the Company recognized $143,521 and $142,012, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Building	$6,501,558	$6,433,198
Operating Equipment	392,087	387,964
Office furniture and equipment	357,077	344,290
Vehicles	1,208,081	1,041,065
Total	8,458,803	8,206,517
Less: accumulated depreciation	(2,758,166)	(2,480,591)
Property, plant and equipment, net	$5,700,637	$5,725,926

Depreciation expense for the three months ended June 30, 2015 and 2014 amounted to $145,238 and $124,664, respectively, and for the six months ended June 30, 2015 and 2014 amounted to $277,575 and $235,455, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2015	2014
Land use rights	$677,976	$670,847
Other intangible assets	86,744	85,832
Total	764,720	756,679
Less: accumulated amortization	(145,881)	(132,136)
Intangible assets, net	$618,839	$624,543

Amortization expense of intangible assets for the three months ended June 30, 2015 and 2014 was $7,157 and $6,225, respectively, and for the six months ended June 30, 2015 and 2014 amounted to $13,745 and $11,596, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2015	$23,889
2016	$23,889
2017	$23,889
2018	$23,889
2019	$23,889
Thereafter	$505,098

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2015	2014
Shenyang Joway Industrial Development Co., Ltd.	$2,392	$6,073
Jinghe Zhang	36,982	36,978
Total	$39,374	$43,051

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

●

Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,309 has been repaid. For the six months ended June 30, 2015 and 2014, the Company repaid $3,677 and $18,255 of these advances, respectively. As of June 30, 2015, the total unpaid principal balance due Shenyang Joway for advances was $2,392.

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

●

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2009, Joway Shengshi received cash advances in the aggregate principal amount of $4,637,397 from Jinghe Zhang of which $4,600,415 has been repaid. As of June 30, 2015, the total unpaid principal balance due Jinghe Zhang for advances was $36,982.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2015, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2015

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$268,272	$69,857	$198,415	$2,675	$47,115	$273,635
Daily Healthcare and Personal Care Series	178,016	59,148	118,868	(27,132)	31,264	221,479
Wellness House and Activated Water Machine Series	421,445	164,745	256,700	(63,304)	74,016	242,223
Segment Totals	$867,733	$293,750	$573,983	(87,761)	$152,395	737,337
Other Income, net				19,987
Income Tax				16,045
Unallocated Assets						6,959,197
Net Loss				$(83,819)
Total Assets						$7,696,534

For the three months ended June 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$84,130	$33,611	$50,519	$(53,838)	$34,750	$384,160
Daily Healthcare and Personal Care Series	91,896	41,177	50,719	(73,292)	37,958	318,915
Wellness House and Activated Water Machine Series	140,854	55,412	85,442	(136,099)	58,181	433,961
Segment Totals	$316,880	$130,200	$186,680	(263,229)	$130,889	1,137,036
Other Expense, net				(466)
Income Tax				1,488
Unallocated Assets						7,346,276
Net Loss				$(265,183)
Total Assets						$8,483,312

For the six months ended June 30, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$518,931	$131,428	$387,503	$(100,975)	$97,394	$273,635
Daily Healthcare and Personal Care Series	273,231	93,103	180,128	(77,071)	51,281	221,479
Wellness House and Activated Water Machine Series	760,038	300,940	459,098	(256,338)	142,645	242,223
Segment Totals	$1,552,200	$525,471	$1,026,729	(434,384)	$291,320	737,337
Other Income, net				20,679
Income Tax				17,483
Unallocated Assets						6,959,197
Net Loss				$(431,188)
Total Assets						$7,696,534

For the six months ended June 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$146,808	$70,473	$76,335	$(224,085)	$72,478	$384,160
Daily Healthcare and Personal Care Series	151,093	70,270	80,823	(228,364)	74,593	318,915
Wellness House and Activated Water Machine Series	202,516	80,924	121,592	(292,833)	99,980	433,961
Segment Totals	$500,417	$221,667	$278,750	(745,282)	$247,051	1,137,036
Other Expense, net				(1,397)
Income Tax				1,699
Unallocated Assets						7,346,276
Net Loss				$(748,378)
Total Assets						$8,483,312

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Sales to franchise customers	$652,051	$217,498	$1,146,340	$392,191
Sales to non-franchise customers	215,682	99,382	405,860	108,226

Total sales	$867,733	$316,880	$1,552,200	$500,417

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
REVENUES	$867,733	$316,880	$1,552,200	$500,417
COST OF REVENUES	293,750	130,200	525,471	221,667
GROSS PROFIT	573,983	186,680	1,026,729	278,750
OPERATING EXPENSES	661,744	449,909	1,461,113	1,024,032
LOSS FROM OPERATIONS	(87,761)	(263,229)	(434,384)	(745,282)
OTHER (EXPENSE) INCOME, NET	19,987	(466)	20,679	(1,397)
LOSS BEFORE INCOME TAXES	(67,774)	(263,695)	(413,705)	(746,679)
INCOME TAXES	16,045	1,488	17,483	1,699
NET LOSS	$(83,819)	$(265,183)	$(431,188)	$(748,378)

Business Segments

In 2015 and 2014, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$268,272	30.9%	$178,016	20.5%	$421,445	48.6%	$867,733
COST OF REVENUES	69,857	23.8%	59,148	20.1%	164,745	56.1%	293,750
GROSS PROFIT	198,415	34.6%	118,868	20.7%	256,700	44.7%	573,983
GROSS MARGIN	74.0%		66.8%		60.9%		66.1%
OPERATING EXPENSES	195,740	29.6%	146,000	22.1%	320,004	48.4%	661,744
LOSS FROM OPERATIONS	$2,675	-3.0%	$(27,132)	30.9%	$(63,304)	72.1%	$(87,761)

For the three months ended June 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$84,130	26.5%	$91,896	29.0%	$140,854	44.5%	$316,880
COST OF REVENUES	33,611	25.8%	41,177	31.6%	55,412	42.6%	130,200
GROSS PROFIT	50,519	27.1%	50,719	27.2%	85,442	45.8%	186,680
GROSS MARGIN	60.0%		55.2%		60.7%		58.9%
OPERATING EXPENSES	104,357	23.2%	124,011	27.6%	221,541	49.2%	449,909
LOSS FROM OPERATIONS	$(53,838)	20.5%	$(73,292)	27.8%	$(136,099)	51.7%	$(263,229)

For the six months ended June 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$518,931	33.4%	$273,231	17.6%	$760,038	49.0%	$1,552,200
COST OF REVENUES	131,428	25.0%	93,103	17.7%	300,940	57.3%	525,471
GROSS PROFIT	387,503	37.7%	180,128	17.5%	459,098	44.7%	1,026,729
GROSS MARGIN	74.7%		65.9%		60.4%		66.1%
OPERATING EXPENSES	488,478	33.4%	257,199	17.6%	715,436	49.0%	1,461,113
LOSS FROM OPERATIONS	$(100,975)	23.2%	$(77,071)	17.7%	$(256,338)	59.0%	$(434,384)

For the six months ended June 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$146,808	29.3%	$151,093	30.2%	$202,516	40.5%	$500,417
COST OF REVENUES	70,473	31.8%	70,270	31.7%	80,924	36.5%	221,667
GROSS PROFIT	76,335	27.4%	80,823	29.0%	121,592	43.6%	278,750
GROSS MARGIN	52.0%		53.5%		60.0%		55.7%
OPERATING EXPENSES	300,420	29.3%	309,187	30.2%	414,425	40.5%	1,024,032
LOSS FROM OPERATIONS	$(224,085)	30.1%	$(228,364)	30.6%	$(292,833)	39.3%	$(745,282)

For The Three Months Ended June 30, 2015 Compared to June 30, 2014

Revenue. For the three months ended June 30, 2015, revenue was $867,733 compared to $316,880 for the three months ended June 30, 2014, an increase of $550,853 or 173.8%. This increase was mainly due to the increase in revenue from healthcare knit goods segment and wellness houses and activated water machines segment. In 2015, we put more effort on product promotion, which resulted in bigger sales.

Revenue from healthcare knit goods segment increased by $184,142 or 218.9% to $268,272 for the three months ended June 30, 2015 from $84,130 for the three months ended June 30, 2014. This increase was mainly due to the increase in sales of our mattress products, which are our most popular products.

Revenue from daily healthcare and personal care products increased by $86,120 or 93.7% to $178,016 for the three months ended June 30, 2015 from $91,896 for the three months ended June 30, 2014. This was primarily due to the increase in sales of our tourmaline shawl and scarf.

Revenue from wellness houses and activated water machines increased by $280,591 or 199.2% to $421,445 for the three months ended June 30, 2015 from $140,854 for the three months ended June 30, 2014. This increase was mainly due to the increase in construction of wellness house. This was mainly due to our increasing promotion strength.

Cost of Goods Sold. For the three months ended June 30, 2015, cost of goods sold was $293,750 compared to $130,200 for the three months ended June 30, 2014, an increase of $163,550 or 125.6%. This increase was mainly due to the increased cost in the wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment increased to $69,857 for the three months ended June 30, 2015 from $33,611 for the three months ended June 30, 2014, an increase of $36,246 or 107.8%. This increase was mainly due to the increase in the cost of mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $59,148 for the three months ended June 30, 2015 from $41,177 for the three months ended June 30, 2014, an increase of $17,971 or 43.6%. This increase was mainly due to the increase in the cost of our tourmaline shawl and scarf, as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $164,745 for the three months ended June 30, 2015 from $55,412 for the three months ended June 30, 2014, an increase of $109,333 or 197.3%. This increase was mainly due to the increase in the cost of the construction of our wellness house as a result of the increase in sales.

Gross profit. Our gross profit increased by $387,303 or 207.5% to $573,983 for the three months ended June 30, 2015, compared to $186,680 for the three months ended June 30, 2014. This increase was mainly due to the increase in gross profit for wellness houses and activated water machines segment and healthcare knit goods segment. Our gross margin increased from 58.9% for the three months ended June 30, 2014 to 66.1% for the three months ended June 30, 2015.

Gross profit for the healthcare knit goods segment increased by $147,896 or 292.8% to $198,415 for the three months ended June 30, 2015 compared to $50,519 for the three months ended June 30, 2014. This increase was mainly due to the increase in sales. The gross margins of healthcare knit goods segment increased from 60% for the three months ended June 30, 2014 to 74% for the three months ended June 30, 2015. The growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $68,149 or 134.4% to $118,868 for the three months ended June 30, 2015, compared to $50,719 for the three months ended June 30, 2014. This increase was mainly due to the increase in sales. The gross margin of daily healthcare and personal care segment increased from 55.2% for the three months ended June 30, 2014 to 66.8% for the three months ended June 30, 2015. It was mainly due to the increased sales price.

Gross profit of the wellness house and activated water machine segments increased by $171,258 or 200.4% to $256,700 for the three months ended June 30, 2015, compared to $85,442 for the three months ended June 30, 2014. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segments slightly increased from 60.7% for the three months ended June 30, 2014 to 60.9% for the three months ended June 30, 2015.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $211,835, or 47.1%, from $449,909 for the three months ended June 30, 2014 to $661,744 for the three months ended June 30, 2015. This increase was mainly due to the increase of salary and conference expenses. Operating expenses for healthcare knit goods segment increased by $91,383 or 87.6% to $195,740 for the three months ended June 30, 2015 from $104,357 for the three months ended June 30, 2014. Operating expenses for daily healthcare and personal care segment increased by $21,989 or 17.7% to $146,000 for the three months ended June 30, 2015 from $124,011 for the three months ended June 30, 2014. Operating expenses for our wellness house and activated water machine segment increased by $98,463 or 44.4% to $320,004 for the three months ended June 30, 2015 from $221,541 for the three months ended June 30, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $87,761 for the three months ended June 30, 2015, compared to $263,229 for the three months ended June 30, 2014, a decrease of $175,468. This decrease was mainly due to the increase in sales.

Income taxes. Our income tax expenses were $16,045 for the three months ended June 30, 2015, compared to $1,488 for the three months ended June 30, 2014.This increase was mainly due to the increased income tax of Joway Decoration.

Net loss. For the three months ended June 30, 2015, our net loss was $83,819 compared to $265,183 for the three months ended June 30, 2014. This decrease was mainly due to the increase in our sales.

For the six months Ended June 30, 2015 Compared to June 30, 2014

Revenue. For the six months ended June 30, 2015, revenue was $1,552,200 compared to $500,417 for the six months ended June 30, 2014, an increase of $1,051,783 or 210.2%. This increase was mainly due to the increase in revenue from wellness house and activated water machine segment and healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $372,123, or 253.5% to $518,931 for the six months ended June 30, 2015 from $146,808 for the six months ended June 30, 2014. This increase was mainly due to the increase in sales of our mattress products.

Revenue from daily healthcare and personal care products increased by $122,138 or 80.8% to $273,231 for the six months ended June 30, 2015 from $151,093 for the six months ended June 30, 2014. This was primarily due to the increase in sales of our tourmaline shawl and scarf.

Revenue from wellness houses and activated water machines increased by $557,522 or 275.3% to $760,038 for the six months ended June 30, 2015 from $202,516 for the six months ended June 30, 2014. This increase was mainly due to the increase in construction of wellness house. Starting from the second quarter of 2014, we strengthen our promotion on wellness house and cause the increase in sale.

Cost of Goods Sold. For the six months ended June 30, 2015, cost of goods sold was $525,471 compared to $221,667 for the six months ended June 30, 2014, an increase of $303,804, or 137.1%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $131,428 for the six months ended June 30, 2015 from $70,473 for the six months ended June 30, 2014, an increase of $60,955 or 86.5%. This increase was mainly due to the increase in the cost of our mattress products as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $93,103 for the six months ended June 30, 2015 from $70,270 for the six months ended June 30, 2014, an increase of $22,833 or 32.5%. This increase was mainly due to the increase in the cost of our tourmaline shawl and scarf as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $300,940 for the six months ended June 30, 2015 from $80,924 for the six months ended June 30, 2014, an increase of $220,016 or 271.9%. This increase was due to the increase in the cost of construction of wellness house.

Gross profit. Our gross profit increased by $747,979 or 268.3% to $1,026,729 for the six months ended June 30, 2015, compared to $278,750 for the six months ended June 30, 2014. This increase was primarily due to the increase in gross profit from wellness house and activated water machine segment and healthcare knit goods segment. In addition, our gross margin increased from 55.7% for the six months ended June 30, 2014 to 66.1% for the six months ended June 30, 2015. This increase was mainly due to the increase in gross margin in our healthcare knit goods segment and daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment increased by $311,168 or 407.6% to $387,503 for the six months ended June 30, 2015 compared to $76,335 for the six months ended June 30, 2014. This increase was mainly due to the increase in gross profit from our mattress products. The gross margins of healthcare knit goods segment increased from 52% for the six months ended June 30, 2014 to 74.7% for the six months ended June 30, 2015. It was mainly due to the increased price of all our healthcare knit goods products. In addition, the growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $99,305 or 122.9% to $180,128 for the six months ended June 30, 2015, compared to $80,823 for the six months ended June 30, 2014. This increase was primarily due to the increase in sales. Our gross margin of daily healthcare and personal care segment increased from 53.5% for the six months ended June 30, 2014 to 65.9% for the six months ended June 30, 2015. This increase was mainly due to the increased sales prices.

Gross profit of the wellness house and activated water machine segment increased by $337,506 or 277.6% to $459,098 for the six months ended June 30, 2015, compared to $121,592 for the six months ended June 30, 2014. This increase was mainly due to the increase in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments increased from 60% for the six months ended June 30, 2014 to 60.4% for the six months ended June 30, 2015.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $437,081, or 42.7%, from $1,024,032 for the six months ended June 30, 2014 to $1,461,113 for the six months ended June 30, 2015. This increase was mainly due to the increase of promotion and maintenance expenses. Operating expenses for healthcare knit goods segment increased by $188,058 or 62.6% to $488,478 for the six months ended June 30, 2015 from $300,420 for the six months ended June 30, 2014. Operating expenses for daily healthcare and personal care segment decreased by $51,988 or 16.8% to $257,199 for the six months ended June 30, 2015 from $309,187 for the six months ended June 30, 2014. Operating expenses for our wellness house and activated water machine segment increased by $301,011 or 72.6% to $715,436 for the six months ended June 30, 2015 from $414,425 for the six months ended June 30, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $434,384 for the six months ended June 30, 2015, compared to $745,282 for the six months ended June 30, 2014, a decrease of $310,898. This decrease was mainly due to the increase in sales.

Income taxes. Our income tax expenses were $17,483 for the six months ended June 30, 2015, compared to $1,699 for the six months ended June 30, 2014. This increase was due to the increased income of Joway Decoration.

Net loss. Our net loss was $431,188 for the six months ended June 30, 2015, compared to $748,378 for the six months ended June 30, 2014. This decrease was mainly due to the increase in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Sales to franchise customers	$652,051	$217,498	$1,146,340	$392,191
Sales to non-franchise customers	215,682	99,382	405,860	108,226

Total sales	$867,733	$316,880	$1,552,200	$500,417

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2015 was $542,672 and decreased to $480,228 by the end of June 30, 2015, a decrease of $62,444. This decrease was mainly due to our investing activities. On June 30, 2015, we had net working capital of $1,010,799, a decrease of $319,898 from $1,330,697 on December 31, 2014.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$119,754	(97,766)
Investing activities	(252,286)	162,687
Financing activities	$(3,677)	(21,531)

Net Cash Provided By (Used In) Operating Activities

For the six months ended June 30, 2015, $119,754 of net cash was provided by operating activities, compared to $97,766 of net cash used in operating activities for the six months ended June 30, 2014. This was primarily due to the less loss.

For the six months ended June 30, 2015, cash was mainly provided by an add-back of $277,575 of depreciation for non-cash expense, an increase in accounts payable of $86,719 and a decrease in inventory purchase of $83,170, which were primarily offset by our loss of $431,188.

For the six months ended June 30, 2014, cash was mainly used to cover the loss of $748,378, which was primarily offset by an add-back of $235,455 of depreciation for non-cash expense, an increase in advances from customer of $192,396 and a decrease in advances to suppliers of $152,657.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $252,286 for the six months ended June 30, 2015, compared to $162,687 of cash provided for the six months ended June 30, 2014.

For the six months ended June 30, 2015, we expended $252,286 on purchase of vehicles and office equipment. On June 26, 2014, we withdraw our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339. In addition, we invested a kind of Marketable Security in Industrial and Commercial Bank of China in the amount of $81,199 for the six months ended June 30, 2014.

Net Cash Used In Financing Activities

Net cash used in financing activities was $3,677 for the six months ended June 30, 2015, compared to $21,531 for the six months ended June 30, 2014. The cash was used to repay Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $3,681 and $18,255 of these advances for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total unpaid principal balance due Shenyang Joway for advances was $2,392. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2015, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Joway Health Industries Group Inc.

DATE: August 14, 2015	By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

