Form 10-Q
period 2015-09-30
Joway Health Industries Group Inc
filed 2015-11-13
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ________

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

The number of shares outstanding of the Issuer’s Common Stock as of November 13, 2015 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$698,542	$542,672
Accounts receivable	-	26,192
Other receivables	56,212	61,633
Inventories	694,852	760,143
Advances to suppliers	104,147	135,883
Prepaid taxes	58,303	77,719
Prepaid expense	3,777	1,083
Total current assets	1,615,833	1,605,325

PROPERTY, PLANT AND EQUIPMENT, net	5,343,831	5,725,926

OTHER ASSETS:
Intangible assets, net	587,115	624,543
Total other assets	587,115	624,543

Total assets	$7,546,779	$7,955,794

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$81,429	$33,529
Advances from customers	338,265	149,616
Other payables	53,334	48,432
Due to related parties	133,007	43,051
Total current liabilities	606,035	274,628

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(1,800,015)	(1,288,374)
Accumulated other comprehensive income	1,004,988	1,233,769
Total stockholders' equity	6,940,744	7,681,166
Total liabilities and stockholders' equity	$7,546,779	$7,955,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

REVENUES	$858,128	$490,749	$2,410,328	$991,166

COST OF REVENUES	290,731	238,129	816,202	459,796

GROSS PROFIT	567,397	252,620	1,594,126	531,370

Selling expenses	174,367	116,704	620,719	341,092
General and administrative expenses	430,476	344,330	1,445,237	1,143,974
OPERATING EXPENSES	604,843	461,034	2,065,956	1,485,066

LOSS FROM OPERATIONS	(37,446)	(208,414)	(471,830)	(953,696)

Interest income	171	100	512	373
Other income	2,039	27,527	25,762	27,991
Other expenses	(49,482)	(4,964)	(52,867)	(7,098)
OTHER INCOME (EXPENSE), NET	(47,272)	22,663	(26,593)	21,266

LOSS BEFORE INCOME TAXES	(84,718)	(185,751)	(498,423)	(932,430)

INCOME TAXES (BENEFITS)	(4,265)	(2)	13,218	1,697

NET LOSS	(80,453)	(185,749)	(511,641)	(934,127)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(309,078)	1,715	(228,781)	(60,720)

COMPREHENSIVE LOSS	$(389,531)	$(184,034)	$(740,422)	$(994,847)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,641)	$(934,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	283,868	354,832
Amortization	13,574	17,732
Changes in operating assets and liabilities:
Accounts receivable, trade	26,192	1,486
Other receivables	5,421	(2,196)
Inventories	69,768	223,779
Advances to suppliers	31,736	63,512
Prepaid expense	(2,694)	5,029
Accounts payable	47,900	(14,543)
Advances from customers	188,649	141,144
Other payable	1,815	1,036
Salary and welfare payable	3,087	(15,259)
Taxes payable	19,416	31,374
Net cash provided by (used in) operating activities	177,091	(126,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(165,512)	(1,974)
Redemption of long-term investment	-	245,339
Net cash provided by (used in) investing activities	(165,512)	243,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to (from) related parties	89,956	(26,922)
Net cash provided by (used in) financing activities	89,956	(26,922)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,335	(55,548)

NET INCREASE IN CASH	155,870	34,694

CASH, beginning of period	542,672	477,642

CASH, end of period	$698,542	$512,336

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$23,457	$2,883
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2014 which was filed on March 31, 2015.

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

	For the nine months ended September 30,		For the year ended December 31,
	2015	2014	2014
Period ended RMB: USD Exchange rate	6.3538	6.156	6.1535
Average RMB: USD Exchange rate	6.1606	6.15023	6.14821

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled ($309,078) and $1,715 for the three months ended September 30, 2015 and 2014, respectively, and ($228,781) and ($60,720) for the nine months ended September 30, 2015 and 2014, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2015 and December 31, 2014, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2015 and December 31, 2014, the Company recorded $137,535 and $142,012 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $104,147 and $135,883 as of September 30, 2015 and December 31, 2014, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2015 and 2014.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $17,704 and $7,516 for the three months ended September 30, 2015 and 2014, respectively, and $63,611 and $16,100 for the nine months ended September 30, 2015 and 2014, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months periods ended September 30, 2015 and 2014.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company elected to adopt ASU 2015-03 early, effective in the nine months ended September 30, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the nine months ended September 30, 2015.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2015	2014
Accounts receivable	$-	$26,192
Less: allowance for bad debt	-	-
	$-	$26,192

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$194,108	$197,027
Packages	-	663
Finished goods	598,182	663,187
Low value consumables	40,097	41,278
Total	832,387	902,155
Less: impairment loss	(137,535)	(142,012)
Inventory, net	$694,852	$760,143

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2015 and December 31, 2014, the Company recognized $137,535 and $142,012, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Building	$6,230,395	$6,433,198
Operating Equipment	375,734	387,964
Office furniture and equipment	344,466	344,290
Vehicles	1,157,695	1,041,065
Total	8,108,290	8,206,517
Less: accumulated depreciation	(2,764,459)	(2,480,591)
Property, plant and equipment, net	$5,343,831	$5,725,926

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to $6,293 and $119,377, respectively, and for the nine months ended September 30, 2015 and 2014 amounted to $283,868 and $354,832, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014
Land use rights	$649,699	$670,847
Other intangible assets	83,126	85,832
Total	732,825	756,679
Less: accumulated amortization	(145,710)	(132,136)
Intangible assets, net	$587,115	$624,543

Amortization expense of intangible assets for the nine months ended September 30, 2015 and 2014 amounted to $13,574 and $17,732, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2015	$23,889
2016	$23,889
2017	$23,889
2018	$23,889
2019	$23,889
Thereafter	$505,098

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2015	2014
Shenyang Joway Industrial Development Co., Ltd.	$2,293	$6,073
Jinghe Zhang	130,714	36,978
Total	$133,007	$43,051

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

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Shenyang Joway. Pursuant to the license agreement, the Company is authorized to use the trademark “Xi” for a term of nine years.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,408 has been repaid. For the nine months ended September 30, 2015 and 2014, the Company repaid $3,780 and $23,647 of these advances, respectively. As of September 30, 2015, the total unpaid principal balance due Shenyang Joway for advances was $2,293.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through September 30, 2015, Joway Shengshi received cash advances in the aggregate principal amount of $4,731,168 from Jinghe Zhang of which $4,600,454 has been repaid. The Company received $93,736 of advance from Jinghe Zhang for the nine months ended September 30, 2015 and repaid $3,275 of advances to Jinghe Zhang for the nine months ended September 30, 2014. As of September 30, 2015, the total unpaid principal balance due Jinghe Zhang for advances was $130,714.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2015, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2015

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$235,663	$55,714	$179,949	$21,645	$1,681	$230,120
Daily Healthcare and Personal Care Series	230,785	73,031	157,754	(17,054)	1,646	189,146
Wellness House and Activated Water Machine Series	391,680	161,986	229,694	(42,037)	2,793	349,851
Segment Totals	$858,128	$290,731	$567,397	(37,446)	$6,122	769,117
Other Expense, net				(47,272)
Income Benefits				(4,265)
Unallocated Assets						6,777,662
Net Loss				$(80,453)
Total Assets						$7,546,779

For the three months ended September 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$112,191	$55,186	$57,005	$(30,633)	$28,694	$375,396
Daily Healthcare and Personal Care Series	118,184	50,059	68,125	(26,146)	30,227	264,027
Wellness House and Activated Water Machine Series	260,374	132,884	127,490	(151,635)	66,592	312,643
Segment Totals	$490,749	$238,129	$252,620	(208,414)	$125,513	952,066
Other Income, net				22,663
Income Benefits				(2)
Unallocated Assets						7,295,935
Net Loss				$(185,749)
Total Assets						$8,248,001

For the nine months ended September 30, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$754,594	$187,142	$567,452	$(79,330)	$93,119	$230,120
Daily Healthcare and Personal Care Series	504,016	166,134	337,882	(94,125)	62,197	189,146
Wellness House and Activated Water Machine Series	1,151,718	462,926	688,792	(298,375)	142,126	349,851
Segment Totals	$2,410,328	$816,202	$1,594,126	(471,830)	$297,442	769,117
Other Expense, net				(26,593)
Income Tax				13,218
Unallocated Assets						6,777,662
Net Loss				$(511,641)
Total Assets						$7,546,779

For the nine months ended September 30, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$258,999	$125,659	$133,340	$(254,718)	$97,354	$375,396
Daily Healthcare and Personal Care Series	269,277	120,329	148,948	(254,510)	101,217	264,027
Wellness House and Activated Water Machine Series	462,890	213,808	249,082	(444,468)	173,993	312,643
Segment Totals	$991,166	$459,796	$531,370	(953,696)	$372,564	952,066
Other Income, net				21,266
Income Tax				1,697
Unallocated Assets						7,295,935
Net Loss				$(934,127)
Total Assets						$8,248,001

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Sales to franchise customers	$621,030	$338,884	$1,767,370	$731,075
Sales to non-franchise customers	237,098	151,865	642,958	260,091

Total sales	$858,128	$490,749	$2,410,328	$991,166

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
REVENUES	$858,128	$490,749	$2,410,328	$991,166
COST OF REVENUES	290,731	238,129	816,202	459,796
GROSS PROFIT	567,397	252,620	1,594,126	531,370
OPERATING EXPENSES	604,843	461,034	2,065,956	1,485,066
LOSS FROM OPERATIONS	(37,446)	(208,414)	(471,830)	(953,696)
OTHER (EXPENSE) INCOME, NET	(47,272)	22,663	(26,593)	21,266
LOSS BEFORE INCOME TAXES	(84,718)	(185,751)	(498,423)	(932,430)
INCOME TAXES (BENEFITS)	(4,265)	(2)	13,218	1,697
NET LOSS	$(80,453)	$(185,749)	$(511,641)	$(934,127)

Business Segments

In 2015 and 2014, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$235,663	27.5%	$230,785	26.9%	$391,680	45.6%	$858,128
COST OF REVENUES	55,714	19.2%	73,031	25.1%	161,986	55.7%	290,731
GROSS PROFIT	179,949	31.7%	157,754	27.8%	229,694	40.5%	567,397
GROSS MARGIN	76.4%		68.4%		58.6%		66.1%
OPERATING EXPENSES	158,304	26.2%	174,808	28.9%	271,731	44.9%	604,843
INCOME (LOSS) FROM OPERATIONS	$21,645	-57.8%	$(17,054)	45.5%	$(42,037)	112.3%	$(37,446)

For the three months ended September 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$112,191	22.9%	$118,184	24.1%	$260,374	53.1%	$490,749
COST OF REVENUES	55,186	23.2%	50,059	21.0%	132,884	55.8%	238,129
GROSS PROFIT	57,005	22.6%	68,125	27.0%	127,490	50.5%	252,620
GROSS MARGIN	50.8%		57.6%		49.0%		51.5%
OPERATING EXPENSES	87,638	19.0%	94,271	20.4%	279,125	60.5%	461,034
LOSS FROM OPERATIONS	$(30,633)	14.7%	$(26,146)	12.5%	$(151,635)	72.8%	$(208,414)

For the nine months ended September 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$754,594	31.3%	$504,016	20.9%	$1,151,718	47.8%	$2,410,328
COST OF REVENUES	187,142	22.9%	166,134	20.4%	462,926	56.7%	816,202
GROSS PROFIT	567,452	35.6%	337,882	21.2%	688,792	43.2%	1,594,126
GROSS MARGIN	75.2%		67.0%		59.8%		66.1%
OPERATING EXPENSES	646,782	31.3%	432,007	20.9%	987,167	47.8%	2,065,956
LOSS FROM OPERATIONS	$(79,330)	16.8%	$(94,125)	19.9%	$(298,375)	63.2%	$(471,830)

For the nine months ended September 30, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and ersonal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$258,999	26.1%	$269,277	27.2%	$462,890	46.7%	$991,166
COST OF REVENUES	125,659	27.3%	120,329	26.2%	213,808	46.5%	459,796
GROSS PROFIT	133,340	25.1%	148,948	28.0%	249,082	46.9%	531,370
GROSS MARGIN	51.5%		55.3%		53.8%		53.6%
OPERATING EXPENSES	388,058	26.1%	403,458	27.2%	693,550	46.7%	1,485,066
LOSS FROM OPERATIONS	$(254,718)	26.7%	$(254,510)	26.7%	$(444,468)	46.6%	$(953,696)

For The Three Months Ended September 30, 2015 Compared to September 30, 2014

Revenue. For the three months ended September 30, 2015, revenue was $858,128 compared to $490,749 for the three months ended September 30, 2014, an increase of $367,379 or 74.9%. In 2015, we put more effort on product promotion, which resulted in bigger sales in every segment for the third quarter of 2015.

Revenue from healthcare knit goods segment increased by $123,472 or 110.1% to $235,663 for the three months ended September 30, 2015 from $112,191 for the three months ended September 30, 2014. This increase was mainly due to the increase in sales of our best-selling mattress products, which were influenced greatly by our marketing tactics.

Revenue from daily healthcare and personal care products increased by $112,601 or 95.3% to $230,785 for the three months ended September 30, 2015 from $118,184 for the three months ended September 30, 2014. This was primarily due to the increase in sales of our tourmaline shawls.

Revenue from wellness houses and activated water machines increased by $131,306 or 50.4% to $391,680 for the three months ended September 30, 2015 from $260,374 for the three months ended September 30, 2014. This increase was mainly due to a steadily increase in the wellness house usages. Since the second quarter of 2014, we have built more wellness houses and strengthened our promotion on wellness houses, which attracted more customers for wellness houses.

Cost of Goods Sold. For the three months ended September 30, 2015, cost of goods sold was $290,731 compared to $238,129 for the three months ended September 30, 2014, an increase of $52,602 or 22.1%. This increase was mainly due to the increase in the cost of wellness house and activated water machine segment and daily healthcare and personal care segment.

Cost of goods sold for healthcare knit goods segment increased to $55,714 for the three months ended September 30, 2015 from $55,186 for the three months ended September 30, 2014, an increase of $528 or 1%. This increase was due to the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $73,031 for the three months ended September 30, 2015 from $50,059 for the three months ended September 30, 2014, an increase of $22,972 or 45.9%. This increase was due to the increase in the cost of tourmaline shawls as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $161,986 for the three months ended September 30, 2015 from $132,884 for the three months ended September 30, 2014, an increase of $29,102 or 21.9%. This increase was mainly due to the increase in the cost of the construction of our wellness house as a result of the increase in sales.

Gross profit. Our gross profit increased by $314,777 or 124.6% to $567,397 for the three months ended September 30, 2015, compared to $252,620 for the three months ended September 30, 2014. This increase was mainly due to the increase in sales. Our gross margin increased from 51.5% for the three months ended September 30, 2014 to 66.1% for the three months ended September 30, 2015. This increase was mainly due to the increased gross margin in healthcare knit goods segment.

Gross profit for the healthcare knit goods segment increased by $122,944 or 215.7% to $179,949 for the three months ended September 30, 2015 compared to $57,005 for the three months ended September 30, 2014. This increase was mainly due to increase in gross profit from our mattress products. The gross margins of healthcare knit goods segment increased from 50.8% for the three months ended September 30, 2014 to 76.4% for the three months ended September 30, 2015. The growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $89,629 or 131.6% to $157,754 for the three months ended September 30, 2015, compared to $68,125 for the three months ended September 30, 2014. This increase was mainly due to the increased profit of tourmaline shawls as a result of the increase in sales. The gross margin of daily healthcare and personal care segment increased from 57.6% for the three months ended September 30, 2014 to 68.4% for the three months ended September 30, 2015. This increase was mainly due to the increased sales price.

Gross profit of the wellness house and activated water machine segments increased by $102,204 or 80.2% to $229,694 for the three months ended September 30, 2015, compared to $127,490 for the three months ended September 30, 2014. This increase was mainly due to the increase in gross profit from wellness houses. The gross margin of our wellness house and activated water machine segments increased from 49% for the three months ended September 30, 2014 to 58.6% for the three months ended September 30, 2015. This increase was mainly due to the significant increase in customers of wellness houses which have higher gross profit margin.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $143,809 or 31.2%, from $461,034 for the three months ended September 30, 2014 to $604,843 for the three months ended September 30, 2015. This increase was mainly due to the increase of marketing expenses. Operating expenses for healthcare knit goods segment increased by $70,666 or 80.6% to $158,304 for the three months ended September 30, 2015 from $87,638 for the three months ended September 30, 2014. Operating expenses for daily healthcare and personal care segment increased by $80,537 or 85.4% to $174,808 for the three months ended September 30, 2015 from $94,271 for the three months ended September 30, 2014. Operating expenses for our wellness house and activated water machine segment decreased by $7,394 or 2.6% to $271,731 for the three months ended September 30, 2015 from $279,125 for the three months ended September 30, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $37,446 for the three months ended September 30, 2015, compared to our loss of $208,414 for the three months ended September 30, 2014, a decrease of $170,968. The improvement at loss from operations was mainly due to the increase in sales.

Income taxes. Our income tax expenses were negative $4,265 for the three months ended September 30, 2015, compared to negative $2 for the three months ended. The negative income tax for the third quarter of 2015 and 2014 were due to the change of currency translation rate.

Net loss. For the three months ended September 30, 2015, our net loss was $80,453 compared to $185,749 for the three months ended September 30, 2014. The improvement at net loss was mainly due to increase in sales.

For the Nine Months Ended September 30, 2015 Compared to September 30, 2014

Revenue. For the nine months ended September 30, 2015, revenue was $2,410,328 compared to $991,166 for the nine months ended September 30, 2014, an increase of $1,419,162 or 143.2%. This increase was mainly due to the increase in revenue from wellness house and activated water machine segment and healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $495,595, or 191.4% to $754,594 for the nine months ended September 30, 2015 from $258,999 for the nine months ended September 30, 2014. This increase was mainly due to the increase in sales of our mattress products.

Revenue from daily healthcare and personal care products increased by $234,739 or 87.2% to $504,016 for the nine months ended September 30, 2015 from $269,277 for the nine months ended September 30, 2014. This was primarily due to the increase in sales of our tourmaline shawls.

Revenue from wellness houses and activated water machines increased by $688,828 or 148.8% to $1,151,718 for the nine months ended September 30, 2015 from $462,890 for the nine months ended September 30, 2014. This increase was mainly due to the increase in customers of wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2015, cost of goods sold was $816,202 compared to $459,796 for the nine months ended September 30, 2014, an increase of $356,406, or 77.5%. This increase was mainly due to the increase in the cost of wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment increased to $187,142 for the nine months ended September 30, 2015 from $125,659 for the nine months ended September 30, 2014, an increase of $61,483 or 48.9%. This increase was mainly due to the increase in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $166,134 for the nine months ended September 30, 2015 from $120,329 for the nine months ended September 30, 2014, an increase of $45,805 or 38.1%. This increase was mainly due to the increase in the cost of our tourmaline shawls.

Cost of goods sold for our wellness house and activated water machine segment increased to $462,926 for the nine months ended September 30, 2015 from $213,808 for the nine months ended September 30, 2014, an increase of $249,118 or 116.5%. This increase was mainly due to the increase in the cost of the construction of our wellness houses.

Gross profit. Our gross profit increased by $1,062,756 or 200% to $1,594,126 for the nine months ended September 30, 2015, compared to $531,370 for the nine months ended September 30, 2014. This increase was primarily due to the increase in gross profit for wellness house and activated water machine segment and healthcare knit goods segment. Our gross margin increased from 53.6% for the nine months ended September 30, 2014 to 66.1% for the nine months ended September 30, 2015. This increase was mainly due to healthcare knit goods segment and daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment increased by $434,112 or 325.6% to $567,452 for the nine months ended September 30, 2015 compared to $133,340 for the nine months ended September 30, 2014. This increase was mainly due to the increase in gross profit for our mattress products. The gross margins of healthcare knit goods segment increased from 51.5% for the nine months ended September 30, 2014 to 75.2% for the nine months ended September 30, 2015. This increase was mainly due to the increased price of all our healthcare knit goods products. In addition, the growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $188,934 or 126.8% to $337,882 for the nine months ended September 30, 2015, compared to $148,948 for the nine months ended September 30, 2014. This increase was primarily due to the increase in gross profit of our tourmaline shawls, as a result of the increase in sales. Our gross margin of daily healthcare and personal care segment increased from 55.3% for the nine months ended September 30, 2014 to 67% for the nine months ended September 30, 2015. This increase was mainly due to the increase in sale of our tourmaline shawls, which has higher gross margin. In addition, we raised the sales price of our daily healthcare and personal care products in 2015.

Gross profit of the wellness house and activated water machine segments increased by $439,710 or 176.5% to $688,792 for the nine months ended September 30, 2015, compared to $249,082 for the nine months ended September 30, 2014. This increase was mainly due to the increase in gross profit from wellness houses. The gross margin of our wellness house and activated water machine segments increased from 53.8% for the nine months ended September 30, 2014 to 59.8% for the nine months ended September 30, 2015. It was mainly due to the increased gross profit from wellness houses, which have higher gross profit.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $580,890 or 39.1%, from $1,485,066 for the nine months ended September 30, 2014 to $2,065,956 for the nine months ended September 30, 2015. This increase was mainly due to the increase of conference expenses and building maintenance expenses. Operating expenses for healthcare knit goods segment increased by $258,724 or 66.7% to $646,782 for the nine months ended September 30, 2015 from $388,058 for the nine months ended September 30, 2014. Operating expenses for daily healthcare and personal care segment increased by $28,549 or 7.1% to $432,007 for the nine months ended September 30, 2015 from $403,458 for the nine months ended September 30, 2014. Operating expenses for our wellness house and activated water machine segment increased by $293,617 or 42.3% to $987,167 for the nine months ended September 30, 2015 from $693,550 for the nine months ended September 30, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $471,830 for the nine months ended September 30, 2015, compared to $953,696 for the nine months ended September 30, 2014, a decrease of $481,866. The improvement at loss from operations was due to the increase in sales.

Income taxes. Our income tax expenses were $13,218 for the nine months ended September 30, 2015, compared to $1,697 for the nine months ended September 30, 2014. This increase was due to the increased income of Joway Decoration.

Net loss. Our net loss was $511,641 for the nine months ended September 30, 2015, compared to $934,127 for the nine months ended September 30, 2014. The improvement at net loss was mainly due to the increase in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Sales to franchise customers	$621,030	$338,884	$1,767,370	$731,075
Sales to non-franchise customers	237,098	151,865	642,958	260,091

Total sales	$858,128	$490,749	$2,410,328	$991,166

Liquidity and Capital Resources

Our cash at December 31, 2014 was $542,672 and increased to $698,542 at September 30, 2015, an increase of $155,870. This increase was mainly provided by our operating activities. On September 30, 2015, we had net working capital of $1,009,798, a decrease of $320,899 from $1,330,697 on December 31, 2014.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$177,091	$(126,201)
Investing activities	$(165,512)	$243,365
Financing activities	$89,956	$(26,922)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $177,091 for the nine months ended September 30, 2015, compared to $126,201 used in operating activities for the nine months ended September 30, 2014. This was primarily due to less loss of $422,486 from our improved operating results, which was offset by more expenditures of $154,011 in inventory.

For the nine months ended September 30, 2015, cash was mainly used to cover the loss of $511,641, which were primarily offset by an add-back of $283,868 of depreciation for non-cash expense, the increase in advances from customer of $188,649, the decrease in inventory purchase of $69,768 and the increase in accounts payable of $47,900.

For the nine months ended September 30, 2014, cash was mainly used to cover the loss of $934,127, which was primarily offset by an add-back of $354,832 of depreciation for non-cash expense, the decrease in inventory purchase of $223,779 and the increase in advances from customer of $141,144.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $165,512 for the nine months ended September 30, 2015, compared to $243,365 provided by investing activities for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we expended $165,512 on purchase of vehicles and office equipment. For the nine months ended September 30, 2014, we withdrew our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339 on June 26, 2014.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $89,956 for the nine months ended September 30, 2015, compared to $26,922 used in financing activities for the nine months ended September 30, 2014.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $3,780 and $23,647 of these advances for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total unpaid principal balance due Shenyang Joway for advances was $2,293. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through September 30, 2015, Joway Shengshi received cash advances in the aggregate principal amount of $4,731,168 from Jinghe Zhang. We received $93,736 of advance for the nine months ended September 30, 2015 and repaid $3,275 of advances for the nine months ended September 30, 2014. As of September 30, 2015, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $130,714.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2015, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2015 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Joway Health Industries Group Inc.

Date: November 13, 2015	By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

