Form 10-K
period 2015-12-31
Joway Health Industries Group Inc
filed 2016-03-30
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was $100,560. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 30, 2016, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 30, 2016. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2015 and 2014, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2015, we had 74 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

Our Products and Services

We primarily manufacture the following three series of tourmaline-related healthcare products:

1.             Healthcare Knit Goods Series

For the fiscal years ended December 31, 2015 and 2014, our healthcare knit goods series of products accounted for approximately 30.6% and 28.2% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

Set forth below is a list of our major healthcare knit goods products, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Golden Mattress		Spray Method
2	Tourmaline Mattress		Spray Method
3	Tourmaline Undergarment		Dip Method
4	Tourmaline Bed Linens		Spray Method
5	Tourmaline Male Shirts		Dip Method
6	Tourmaline Pillow		Spray Method

2.             Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2015 and 2014, our daily healthcare and personal care series of products accounted for approximately 19.3% and 21.9% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated wrist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits.

Set forth below is a list of our major products in the daily healthcare and personal care series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacture Method
1	Tourmaline Waist Protector		Spray Method
2	Tourmaline Scarves		Dip Method
3	Tourmaline Shampoo		Filling Method
4	Tourmaline Soap		Filling Method
5	Tourmaline Toothpaste		Filling Method

3.             Wellness House and Activated Water Machine

For the years ended December 31, 2015 and 2014, our wellness house and activated water machine series of products accounted for approximately 50.1% and 49.9% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can seat two to three people; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs are infused tourmaline particles into filters. Our Foot Sauna Bucket is filled with tourmaline particles on the bottom. Tourmaline is perceived to have certain health benefits.

Set forth below is a list of our major products in the wellness house and activated water machine series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Wellness House for family use		Spray Method
2	Tourmaline Water Machine		Filling Method
3	Tourmaline Water Mug		Filling Method
4	Tap Water Purifier		Filling Method
5	Foot Sauna Bucket		Filling Method

Return Policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During 2015 and 2014, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2015 and 2014.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have twelve employees engaged in manufacturing as of December 31, 2015. We had our own design team comprising five designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2015 and 2014, respectively.

Top Ten Customers in 2015

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Han Xiuqin Store	¥916,364	$146,851	Tourmaline Water Machine, Wellness House, Tourmaline Mattress, etc.	4.4%
2	Li Xue Store	779,379	124,898	Wellness House, Tourmaline Mattress, Tourmaline Scarves, etc.	3.8%
3	Wang Xiaojun Store	597,950	95,824	Tourmaline Scarves, Tourmaline Mattress, Tourmaline Water Machine, etc.	2.9%
4	Zhang Xingzhi Store	520,830	83,465	Tourmaline Mattress, Tourmaline Water Machine, Sauna Bucket, etc.	2.5%
5	Xu Xiangyun Store	512,251	82,090	Tourmaline Mattress, Tourmaline Pillow, Tourmaline Water Machine, etc.	2.5%
6	Liu Jinmiao Store	485,590	77,818	Tourmaline Mattress, Tourmaline Pillow, Tourmaline Scarves, etc.	2.3%
7	Zhang Xiangyue Store	472,998	75,800	Tourmaline Mattress, Tourmaline Pillow, Foot Sauna Bucket, etc.	2.3%
8	Cao Xueqin Store	445,964	71,467	Tourmaline Mattress, Sauna Bucket, Tourmaline Water Machine, etc.	2.1%
9	Tianjin Baicheng Yitong Technology Co., Ltd	417,400	66,890	Tourmaline Mattress, Tourmaline Water Machine, Tourmaline Waist Protector, etc.	2.0%
10	Ma Tiefeng Store	412,585	66,118	Tourmaline Water Machine, Tourmaline Mattress, Tourmaline Scarves, etc.	2.0%
		¥5,561,311	$891,221		26.8%

Top Ten Customers in 2014

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xue Li Store	¥593,542	$96,539	Tourmaline Mattress, Wellness House, Tourmaline Water Machine, etc.	5.7%
2	Tiefeng Ma Store	551,951	89,774	Wellness House, Tourmaline Water Machine, Tourmaline Mattress, etc.	5.3%
3	Yun Lei Store	426,632	69,391	Foot Sauna Bucket, Tourmaline Water Machine, etc.	4.1%
4	Tianjin Zhongwei Hongtu Technology Co., Ltd	333,565	54,254	Tourmaline Mattress, Tourmaline Scarves, etc.	3.2%
5	Xiangyue Zhang Store	297,090	48,321	Tourmaline Mattress, Tourmaline Waist Protector, etc.	2.8%
6	Lijuan Feng Store	264,530	43,026	Tourmaline Mattress, Tourmaline Waist Protector, etc.	2.5%
7	Xiangyun Xu Store	256,863	41,779	Tourmaline Mattress, Foot Sauna Bucket, etc.	2.5%
8	Lanli Zheng Store	228,462	37,159	Tourmaline Mattress, Tourmaline Undergarment, etc.	2.2%
9	Yuanbin Wang Store	181,564	29,531	Tourmaline Mattress, Tourmaline Waist Protector, etc.	1.7%
10	Xingzhi Zhang Store	157,391	25,599	Tourmaline Mattress, Tourmaline Undergarment, etc.	1.5%
		¥3,291,590	$535,373		31.5%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2015 and 2014.

Suppliers

Below is a list of our top ten suppliers in 2015 and 2014, respectively.

Top Ten Suppliers in 2015

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Shenzhen Josen Industry Co., Ltd	¥1,112,094	$178,217	Wellness House for family use	14.8%
2	Shenzhen Ainuowei Electronics Co., Ltd.	982,991	157,528	Food Sauna Bucket	13.1%
3	Tianjin Zhengxinglong Packing Products Co., Ltd.	796,689	127,673	Package	10.6%
4	Hangzhou Siluhua Home textile Co., Ltd.	463,210	74,231	Bedding Article	6.2%
5	Beijing Quanfu Wood Products Co., Ltd.	460,800	73,845	Wellness House Materials	6.1%
6	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	291,350	46,690	Wellness House Materials	3.9%
7	Lianyungang Dongguang Floor Heating Co., Ltd.	274,925	44,058	Wellness House Materials	3.7%
8	Hangzhou Tiger Water Treatment Equipment Co., Ltd.	249,490	39,982	Water Machine Materials	3.3%
9	Suzhou Jinmao Daily Chemicals Co., Ltd.	227,865	36,516	Toothpaste	3.0%
10	Penglai Huakang Healthcare Product Co., Ltd.	197,807	31,699	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	2.6%
		¥5,057,221	$810,439		67.3%

Top Ten Suppliers in 2014

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Shanghai Dilin International Trading Co., Ltd.	¥390,000	$63,433	Food Sauna bucket	16.3%
2	Penglai Huakang Healthcare Product Co., Ltd.	236,396	38,450	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.9%
3	Tianjin Hezhi Pharmaceutical Co., Ltd.	177,061	28,799	Health food	7.4%
4	Beijing Quanfu Wood Products Co., Ltd.	173,600	28,236	Wellness House Materials	7.3%
5	Hangzhou Tiger Water Treatment Equipment Co., Ltd.	140,000	22,771	Tourmaline Water Machine Materials	5.9%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	135,911	22,106	Package	5.7%
7	Shenyang Dongxu Floor Heating Co., Ltd.	123,581	20,100	Wellness House Materials	5.2%
8	Yuyao Tianqin water-purification equipment Co., Ltd.	72,000	11,711	Tourmaline Water Machine Materials	3.0%
9	Shanghai Meicheng Cosmetics Co., Ltd.	46,840	7,619	Shampoo	2.0%
10	Tianjin Zengsen Commerce & Trade Co., Ltd.	40,908	6,654	Wellness House Materials	1.7%
		¥1,536,297	$249,879		64.4%

In 2015, two major suppliers accounted for 14.8% and 13.1%, respectively of our annual raw materials purchases and in 2014 another two major suppliers accounted for 16.3% and 9.9%, respectively of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 71% and 72% of our annual sales in 2015 and 2014, respectively, were made to our franchisees.

As of December 31, 2015, there were approximately 137 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	13
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	74
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	14
Southern China (Guangdong, Hainan, Guangxi)	11
Central China (Henan, Hubei, Hunan)	15
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	10

Total	137

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

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference and three quarterly conferences, which are open to both our franchisees and to the general public as well. In 2015 and 2014, we held our annual and quarterly conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 20 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2015, we held product seminars and meetings in approximately 57 cities in the PRC.

Generally, we are responsible for the cost of annual and quarterly conferences. In 2015 and 2014, we incurred costs related to annual and quarterly conferences of $171,508 (RMB 1,070,226) and $51,158 (RMB 314,527), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2015 and 2014.

	2015		2014
Expenses	RMB	US$	RMB	US$
Promotion	¥1,248,681	$200,106	¥944,080	$153,554
Printing	113,567	18,200	62,000	10,084
Travelling	1,296,007	207,690	774,553	125,980
Training	41,800	6,699	334,600	54,422
Salaries	1,105,885	177,222	712,304	115,856
Total	¥3,805,940	$609,917	¥2,827,537	$459,896

For the fiscal year 2015, we have a marketing and sales budget of $462,057 (RMB 3,000,000), of which, $154,019 (RMB 1,00,000) is budgeted for our 2016 annual and quarterly conference, $154,019 (RMB 1,000,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

Our Competitors

Our major competitors in the PRC are as follows:

●	Hanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.
●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development.
●	Sales Channels Advantage: As of December 31, 2015, we had approximately 137 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

●	New Material is listed in the state development strategies in the State Council Report in 2015 by Premier Li Keqiang. Tourmaline is defined as New Material and Tourmaline Processing Technology is designated as New Material Application Technology.

Business Strategy

We believe the market for tourmaline health-related products in the PRC will grow rapidly. In order to benefit from the market opportunities, we plan to implement the following strategies:

●	We will focus on expanding our sales and franchise network in the PRC. Over the past few years, most of our franchises are located in north of China, our target is to cover the most provinces in China especially the southern part in which economy remains high development.

●	We will continue to expand our product offerings and seek to optimize our product portfolio to include more products with higher profit margins. For example, we believe that tourmaline daily health-related products, water treatment products, tourmaline home accessories and tourmaline environmentally friendly paint have more profit potential and we plant on investing more research and development dollars into developing these products.

●	We intend to improve our operations, exploit our competitive strengths, and look for ways to expand our business, including through the acquisition of other existing businesses.

●	We have participated in the Tourmaline Application Committee in 2015. Our goal is to improve the purity of tourmaline and diversify tourmaline products related to our daily lives.

Research and Development

As of December 31, 2015, we had two employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2015 and 2014, we spent $53,689(RMB 335,025) and $29,745 (RMB 182,879), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2015 and 2014 as well as our budget for 2015.

	2015		2014		2016 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	20,353	3,262	3,178	517	20,000	3,080
Samples	14,347	2,299	16,029	2,607	20,000	3,080
Travel Expense	2,732	438	-	-	3,000	462
Salary	269,860	43,246	133,841	21,769	250,000	38,505
Inspection Fee	27,733	4,444	29,831	4,852	30,000	4,621
Total	335,025	53,689	182,879	29,745	323,000	49,748

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

8236641

Class 3: Cosmetics and Cleaning Preparations

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

16579737

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

		Registration Application Accepted on March 27, 2015		Tianjin Joway Shengshi Group Co., Ltd

16579738	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	Registration Application Accepted on March 27, 2015		Tianjin Joway Shengshi Group Co., Ltd

16966456	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	Registration Application Accepted on May 15, 2015		Tianjin Joway Shengshi Group Co., Ltd

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

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 1,000,000 ($162,649). We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2015 and 2014, we had no product liability claims.

Employees

As of December 31, 2015, the Company, including its subsidiaries, had a total of 74 full time employees.

Joway Shengshi

As of December 31, 2015 Joway Shengshi had 39 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	17
Sales	3
Distribution	2
Production	7
Research and development	1
Franchising	6
Finance	3

Joway Decoration

As of December 31, 2015, Joway Decoration had 31 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	12
Sales	4
Distribution	5
Production	5
Research and development	4
Franchising	1

Shengtang Trading

As of December 31, 2015, Shengtang Trading had 4 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We act as a distributor for four edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., Tianjin Hezhi Pharmaceutical Co., Ltd.., and Jilin Luwang Sanbao Biological Technology Co., Ltd., which all have obtained the necessary manufacturing licenses and certifications from the CFDA.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2015, we had approximately 74 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fiscal Year 2015	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.08	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.0402

Holders of Our Common Stock

As of December 31, 2015, we had 417 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

From January 2011 to September 2013, we agreed to pay (i) Ms. Quintero annual cash compensation in the amount of $38,000 and an annual grant of 10,000 shares of the Company’s common stock; and (ii) Mr. Pryor annual cash compensation in the amount of $30,000 and an annual grant of 8,000 shares of the Company’s common stock in connection with their service on the Company’s Board of Directors, In 2015 and 2014, the Company have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 137 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2015, we had 137 franchisees compared to 138 as of December 31, 2014.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2015. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2015 and 2014. We expect the price of textiles to remain stable in 2015. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2015 dropped to 6.9% compared with 7.4% in 2014.

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

Other loss. Our other loss consists primarily of interest income, subsidy income, other incomes from sales of obsolete equipment and other expenses related to the tax penalty requested by PRC tax authority.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2015	2014
REVENUES	$3,325,273	$1,698,091
COST OF REVENUES	1,093,592	777,747
GROSS PROFIT	2,231,681	920,344
OPERATING EXPENSES	2,686,241	2,091,573
LOSS FROM OPERATIONS	(454,560)	(1,171,229)
OTHER LOSS, NET	(23,962)	(31,482)
LOSS BEFORE INCOME TAXES	(478,522)	(1,202,711)
INCOME TAXES	23,773	3,132
NET LOSS	$(502,295)	$(1,205,843)

Business Segments

In 2015 and 2014, the Company operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,018,064	30.6%	$642,780	19.3%	$1,664,429	50.1%	$3,325,273
COST OF REVENUES	226,351	20.7%	229,023	20.9%	638,218	58.4%	1,093,592
GROSS PROFIT	791,713	35.5%	413,757	18.5%	1,026,211	46.0%	2,231,681
GROSS MARGIN	77.8%		64.4%		61.7%		67.1%
OPERATING EXPENSES	822,418	30.6%	519,256	19.3%	1,344,567	50.1%	2,686,241
LOSS FROM OPERATIONS	$(30,705)	6.8%	$(105,499)	23.2%	$(318,356)	70.0%	$(454,560)

For the year ended December 31, 2014

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$478,548	28.2%	$371,676	21.9%	$847,867	49.9%	$1,698,091
COST OF REVENUES	208,688	26.8%	161,873	20.8%	407,186	52.4%	777,747
GROSS PROFIT	269,860	29.3%	209,803	22.8%	440,681	47.9%	920,344
GROSS MARGIN	56.4%		56.4%		52.0%		54.2%
OPERATING EXPENSES	576,703	27.6%	467,821	22.4%	1,047,049	50.1%	2,091,573
LOSS FROM OPERATIONS	$(306,843)	26.2%	$(258,018)	22.0%	$(606,368)	51.8%	$(1,171,229)

Year Ended December 31, 2015 Compared to December 31, 2014

Revenue. For the year ended December 31, 2015, revenue was $3,325,273 compared to $1,698,091 for the year ended December 31, 2014, an increase of $1,627,182, or 95.8%. This increase was mainly due to the increase in revenue from wellness houses and activated water machines segment and healthcare knit goods segment.

Revenue from healthcare knit goods segment increased by $539,516, or 112.7% to $1,018,064 for the year ended December 31, 2015 from $478,548 for the year ended December 31, 2014. This is primarily due to the increase in sales of our mattress products, which were our best-selling products and influenced greatly by our marketing tactics.

Revenue from daily healthcare and personal care products increased by $271,104, or 72.9% to $642,780 for the year ended December 31, 2015 from $371,676 for the year ended December 31, 2014. This increase was mainly due to the increase in revenue of our tourmaline shawls. In 2015, we focused on promoting our wearable products in our daily healthcare and personal care segment and our tourmaline shawls were popularized in our franchisees.

Revenue from wellness houses and activated water machines increased by $816,562 or 96.3% to $1,664,429 for the year ended December 31, 2015 from $847,867 for the year ended December 31, 2014. In 2015, we continued strengthening our effort on promoting our wellness house construction and brought out $471,570 of increase in revenue.

Cost of Goods Sold. For the year ended December 31, 2015, cost of goods sold was $1,093,592 compared to $777,747 for the year ended December 31, 2014, an increase of $315,845, or 40.6%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $226,351 for the year ended December 31, 2015 from $208,688 for the year ended December 31, 2014. This increase was mainly due to the increase in the cost of our mattress products as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $229,023 for the year ended December 31, 2015 from $161,873 for the year ended December 31, 2014. This increase was mainly due to the increase in the cost of our tourmaline shawls as a result of the increase in sales.

Cost of goods sold for wellness house and activated water machine segment increased to $638,218 for the year ended December 31, 2015 from $407,186 for the year ended December 31, 2014. This increase was in line with the increase in sales.

Gross profit. Our gross profit increased by $1,311,337 or 142.5% to $2,231,681 for the year ended December 31, 2015, compared to $920,344 for the year ended December 31, 2014. This increase was mainly due to the increase in sales. Our gross margin increased from 54.2% for the year ended December 31, 2014 to 67.1% for the year ended December 31, 2015. This increase was mainly due to the increased gross margin in our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment increased by $521,853 or 193.4% to $791,713 for the year ended December 31, 2015 compared to $269,860 for the year ended December 31, 2014. This increase was mainly due to increased sales of our mattress products. The gross margin of our healthcare knit goods segment increased from 56.4% for the year ended December 31, 2014 to 77.8% for the year ended December 31, 2015. This increase was mainly due to the increased price of all our healthcare knit goods products. In addition, the growing output of our healthcare knit goods caused lower cost rate and higher gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $203,954 or 97.2% to $413,757 for the year ended December 31, 2015, compared to $209,803 for the year ended December 31, 2014. This increase was primarily due to the increase in sales of our tourmaline shawls. Gross margin of daily healthcare and personal care segment increased from 56.4% for the year ended December 31, 2014 to 64.4% for the year ended December 31, 2015. This increase was mainly due to the increase in sale of our tourmaline shawls, which have higher gross margin. In addition, we raised the sales price of our daily healthcare and personal care products in 2015.

Gross profit of the wellness house and activated water machine segment increased by $585,530 or 132.9% to $1,026,211 for the year ended December 31, 2015, compared to $440,681 for the year ended December 31, 2014. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segment increased from 52% for the year ended December 31, 2014 to 61.7% for the year ended December 31, 2015. This increase was mainly due to the increased gross profit from wellness houses, which have higher gross profit.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $594,668, or 28.4%, from $2,091,573 for the year ended December 31, 2014 to $2,686,241 for the year ended December 31, 2015. This increase was mainly due to the increase of travel expenses, salary and building maintenance expenses. Operating expenses for healthcare knit goods segment increased by $245,715 or 42.6% to $822,418 for the year ended December 31, 2015 from $576,703 for the year ended December 31, 2014. Operating expenses for daily healthcare and personal care segment increased by $51,435 or 11% to $519,256 for the year ended December 31, 2015 from $467,821 for the year ended December 31, 2014. Operating expenses for wellness house and activated water machine segment increased by $297,518 or 28.4% to $1,344,567 for the year ended December 31, 2015 from $1,047,049 for the year ended December 31, 2014.

Loss from operations. As a result of the foregoing, our loss from operations was $454,560 for the year ended December 31, 2015, compared to $1,171,229 for the year ended December 31, 2014, a decreased loss of $716,669. The improvement at loss from operations was due to the increased revenue of $1,627,182, which was set off by the increased operating expenses of $594,668.

Income taxes. Our income tax expenses increased from $3,132 for the year ended December 31, 2014 to $23,773 for the year ended December 31, 2015. This increase was due to the increased income of Joway Decoration.

Net loss. For the year ended December 31, 2015, our net loss was $502,295 compared to $1,205,843 for the year ended December 31, 2014. This decrease was primarily due to the improvement at loss from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2015	2014

Sales to franchise customers	$2,359,609	$1,226,993
Sales to non-franchise customers	965,664	471,098

Total sales	$3,325,273	$1,698,091

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	138	176
Number of franchise outlets opened during the year	57	21
Number of franchise outlets closed during the year	(58)	(59)

Number of franchise outlets open at the end of the year	137	138

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2015 was $542,672 and decreased to $369,249 by the end of the year, a decrease of $173,423. The decrease at our cash level was due to cash flow out from our operating activities and investing activities. We had net working capital of $1,111,223 at December 31, 2015, a decrease of $219,474 from $1,330,697 at December 31, 2014.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(177,307)	$(89,268)
Investing activities	(166,573)	248,210
Financing activities	$87,882	$(28,117)

Net Cash Used in Operating Activities

Net cash used in operating activities was $177,307 for the year ended December 31, 2015 compared to $89,268 for the year ended December 31, 2014. This was mainly due to a decrease of $703,548 in net loss from our improved operating results, which was mainly offset by more expenditures of $501,359 in inventory.

For the year of 2015, cash was mainly used to cover the loss of $502,295. This was primarily offset by cash provided from an add-back of $343,439 of depreciation for non-cash expense.

For the year of 2014, cash was mainly used to cover the loss of $1,205,843. This was primarily offset by cash provided from an add-back of $484,080 of depreciation for non-cash expense and $445,304 of decrease in inventory purchase.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $166,573 for the year ended December 31, 2015, compared to $248,210 of net cash provided by investing activities for the year ended December 31, 2014. In 2015, we expended $166,573 on purchase of vehicles and office equipment. In 2014, we withdrew our investment from Joway Hezhi in the amount of RMB 1,500,000 or $245,339.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $87,882 for the year ended December 31, 2015, compared to $28,117 used in financing activities for the year ended December 31, 2014.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,457 has been repaid. During the years of 2015 and 2014, the Company repaid $3,829 and $24,842 of these advances, respectively. As of December 31, 2015, the total unpaid principal balance due to Shenyang Joway for advances was $2,244. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2015, Joway Shengshi received cash advances in the aggregate principal amount of $4,729,108 from Jinghe Zhang of which $4,600,419 has been repaid. We received $91,711 of advance in 2015 and repaid $3,275 of advances in 2014. As of December 31, 2015, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $128,689.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015 our cash and cash equivalents a balance was $369,249 as compared to $542,672 at December 31, 2014.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2015	December 31, 2014
Cash on hand	$15,686	$16,215
Cash in Industrial and Commercial Bank of China	352,417	523,862
Cash in Agricultural Bank of China	418	1,867
Cash in Standard Chartered Hong Kong	728	728
Total of Cash	369,249	542,672

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Building	$6,097,106	$6,433,198
Operating Equipment	367,696	387,964
Office furniture and equipment	339,666	344,290
Vehicles	1,133,406	1,041,065
Total	7,937,874	8,206,517
Less: accumulated depreciation	(2,824,030)	(2,480,591)
Property, plant and equipment, net	$5,113,844	$5,725,926

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $343,439 and $484,080, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2015 and 2014, we did not allocate any after-tax income to the statutory reserves.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently assessing the timing of its adoption and the impact of adopting this guidance on our consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. We elected to adopt ASU 2015-03 early, effective in the year ended December 31, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. We elected to adopt ASU 2015-16 early, effective in the year ended December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Thestandard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We elected to early adopt this standard, effective as of December 31, 2015. There was no impact from this adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. We are currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2015 and 2014 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

The specific material weakness identified by the Company’s management as of December 31, 2015 is described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2015, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 50, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	50	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	44	Chief Financial Officer, Secretary and Treasurer
Yanli Feng	43	General Manager, Shengtang Trading

JINGHE ZHANG, age 50, is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG, age 44, has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

YANLI FENG, age 43, has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2015 and 2014. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2015 or 2014.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang President,	2015	$38,461	(1)	—	—	—	—	—	—	$38,461
Chief Executive Officer	2014	$39,036	(2)	—	—	—	—	—	—	$39,036

(1)	The amount of $38,461 in the table above represents the compensation received by Mr. Zhang for the entire year of 2015.

(2)	The amount of $39,036 in the table above represents the compensation received by Mr. Zhang for the entire year of 2014.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2015, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

There were no compensation paid to director during the fiscal year ended December 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%

Director and Executive Officers
Jinghe Zhang (3)	17,408,000	—
Yuan Huang	30,000	*
Yanli Feng	24,000	*
All directors and executive officers (3 persons)	17,462,000	87.07%

*	Under 1% of the issued and outstanding shares as of March 30, 2016.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 30, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2016 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the executive director of Crystal Globe, Mr. Zhang has voting and dispositive control over the shares held by Crystal Globe. Further, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Mr. Lionel Evan Liu, the sole shareholder of Crystal Globe, entered into a Call Option Agreement with Mr. Zhang Jinghe and Mr. Baogang Song, pursuant to which Mr. Zhang Jinghe has the right to purchase up to 99% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years (2011-2013). Consequently, Mr. Zhang became the indirect beneficial owner of 99% of the shares of the Company held by Crystal Globe now.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe. In addition, Mr. Zhang has entered into a Call Option Agreement with Mr. Liu, the sole shareholder of Crystal Globe, pursuant to which Mr. Zhang has the right to purchase up to 99% of the shares of Crystal Globe (“the Option”); thirty-four percent (34%) of the Option vested on April 2, 2011, and 33% of the Option vests on April 2, 2012 and April 2, 2014, respectively.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2015 and 2014, and in which any of the following persons had or will have a direct or indirect material interest.

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

●	On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,457 has been repaid. During the year of 2015 and 2014, the Company repaid $3,829 and $24,842 of these advances, respectively. As of December 31, 2015, the total unpaid principal balance due to Shenyang Joway for advances was $2,244. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2015, Joway Shengshi received cash advances in the aggregate principal amount of $4,729,108 from Jinghe Zhang of which $4,600,419 has been repaid. We received $91,711 of advance in 2015 and repaid $3,275 of advances in 2014. As of December 31, 2015, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $128,689.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For 2015, we incurred aggregate fees and expenses of $96,000 from HHC for work completed for our annual audits and quarterly reviews. For 2014, we incurred aggregate fees and expenses of $94,000 from HHC for work completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2015 and 2014 were $1,453 and $1,726, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2015 and 2014.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2015 and 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2015. All of the services provided and fees charged by our independent registered accounting firms in 2015 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2015 and 2014 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2015 and 2014 fiscal years for filing with the SEC.

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

JOWAY HEALTH INDUSTRIES GROUP, INC.

Date: March 30, 2016	By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jinghe Zhang	President	March 30, 2016
Jinghe Zhang	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ Yuan Huang	Chief Financial Officer	March 30, 2016
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC

Forest Hills, New York

March 30, 2016

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$369,249	$542,672
Accounts receivable, net	-	26,192
Other receivables	100,298	61,633
Inventories	830,623	760,143
Advances to suppliers	90,542	135,883
Prepaid taxes	64,789	77,719
Prepaid expense	2,464	1,083
Total current assets	1,457,965	1,605,325

PROPERTY, PLANT AND EQUIPMENT, net	5,113,844	5,725,926

OTHER ASSETS:
Intangible assets, net	568,768	624,543
Total other assets	568,768	624,543

Total assets	$7,140,577	$7,955,794

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$126,866	$33,529
Advances from customers	34,059	149,616
Other payables	54,884	48,432
Due to related parties	130,933	43,051
Total current liabilities	346,742	274,628

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2015 and 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(1,790,669)	(1,288,374)
Accumulated other comprehensive income	848,733	1,233,769
Total stockholders' equity	6,793,835	7,681,166
Total liabilities and stockholders' equity	$7,140,577	$7,955,794

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014
REVENUES	$3,325,273	$1,698,091

COST OF REVENUES	1,093,592	777,747

GROSS PROFIT	2,231,681	920,344

Selling expenses	808,810	575,047
General and administrative expenses	1,884,720	1,523,378
Impairment loss (recovery gain) from inventory	(7,289)	(6,852)
OPERATING EXPENSES	2,686,241	2,091,573

LOSS FROM OPERATIONS	(454,560)	(1,171,229)

Interest income	664	545
Other income	23,240	37,328
Other expenses	(47,866)	(69,355)
OTHER LOSS, NET	(23,962)	(31,482)

LOSS BEFORE INCOME TAXES	(478,522)	(1,202,711)

INCOME TAXES	23,773	3,132

NET LOSS	(502,295)	(1,205,843)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(385,036)	(57,157)

COMPREHENSIVE LOSS	$(887,331)	$(1,263,000)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Retained	Accumulated
	Preferred Stock		Common Stock		Additional		earnings	other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	(Accumulated	comprehensive	stockholder's
	of shares	stock	of shares	stock	capital	reserves	Deficit)	income	equity
BALANCE, December 31, 2013	-	$-	20,054,000	20,054	$7,361,665	$354,052	$(82,531)	$1,290,926	$8,944,166

Net Loss	-	-	-	-	-	-	(1,205,843)	-	(1,205,843)
Foreign currency translation loss	-	-	-	-	-	-	-	(57,157)	(57,157)

BALANCE, December 31, 2014	-	-	20,054,000	$20,054	7,361,665	354,052	(1,288,374)	1,233,769	7,681,166

Net Loss	-	-	-	-	-	-	(502,295)	-	(502,295)
Foreign currency translation loss	-	-	-	-	-	-	-	(385,036)	(385,036)

BALANCE, December 31, 2015	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,790,669)	$848,733	$6,793,835

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502,295)	$(1,205,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	343,439	484,080
Amortization	16,244	23,889
Recovery gain from inventory	(7,289)	(6,852)
Loss on sale of assets	-	25,152
Changes in operating assets and liabilities:
Accounts receivable, trade	26,192	(24,706)
Other receivables	(38,665)	(23,950)
Inventories	(56,055)	445,304
Advances to suppliers	45,341	66,229
Prepaid Expense	(1,381)	5,841
Accounts payable	93,337	(31,353)
Advances from customers	(115,557)	131,438
Other payable	1,974	919
Salary and welfare payable	4,478	(11,471)
Taxes payable	12,930	32,055
Net cash used in operating activities	(177,307)	(89,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(166,573)	(2,690)
Proceeds from sale of equipment	-	5,561
Redemption of investment	-	245,339
Net cash provided by (used in) investing activities	(166,573)	248,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (Repayment of due to) related parties	87,882	(28,117)
Net cash provided by (used in) financing activities	87,882	(28,117)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82,575	(65,795)

NET INCREASE (DECREASE) IN CASH	(173,423)	65,030

CASH, beginning of year	542,672	477,642

CASH, end of year	$369,249	$542,672

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$23,158	$2,884
Interest paid	$-	$-

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

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain the full economic benefits. The terms of the exclusive option agreement are currently exercisable and legally enforceable under PRC laws and regulations. The minimum amount of consideration permitted by the applicable PRC law to exercise the option does not represent a financial barrier or disincentive for the Company to exercise its rights under the exclusive option agreement. A simple majority vote of the Company’s board of directors is required to pass a resolution to exercise its rights under the exclusive option agreement, for which consent of the shareholder of VIEs is not required. Therefore, this gives the Company the power to direct the activities that most significantly impact VIEs’ economic performance. The Company’s ability to exercise effective control, together with the consulting service agreements and the equity pledge agreements, give the Company the rights to receive substantially all of the economic benefits from VIEs in consideration for the services provided by its wholly owned subsidiaries in China. Accordingly, as the primary beneficiary of VIEs and in accordance with U.S. GAAP, Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading, as VIEs of Junhe Consulting, has been consolidated in the Company’s financial statements. Sales from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading are included in the Company’s total sales, their incomes or losses from operations are consolidated with the Company’s, and the Company’s net income or loss includes net income or loss from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading..

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

	December 31,
	2015	2014
Year ended RMB: USD Exchange rate	6.4927	6.1535
Average yearly RMB: USD Exchange rate	6.2401	6.14821

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2015 and 2014 foreign currency translation adjustments of $(385,036) and $(57,157) respectively, have been reported as comprehensive income in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2015 and 2014, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2015 and 2014, the Company recorded $127,587 and $142,012 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $90,542 and $135,883 as of December 31, 2015 and 2014, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2015 and 2014.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $97,393 and $32,231 for the years ended December 31, 2015 and 2014, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2015 and 2014.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the years ended December 31, 2015 and 2014, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company elected to adopt ASU 2015-03 early, effective in the year ended December 31, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the year ended December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Thestandard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this standard, effective as of December 31, 2015. There was no impact from this adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2015	2014
Accounts receivable	$-	$26,192
Less: Allowance for bad debt	-	-
Accounts receivable	$-	$26,192

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$209,120	$197,027
Packages	-	663
Finished goods	709,841	663,187
Low value consumables	39,249	41,278
Total	958,210	902,155
Less: impairment loss	(127,587)	(142,012)
Inventory, net	$830,623	$760,143

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the years ended December 31, 2015 and 2014, the Company recognized $7,289 and $6,852, respectively, as recovery gain from inventory.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2015	2014
Building	$6,097,106	$6,433,198
Operating Equipment	367,696	387,964
Office furniture and equipment	339,666	344,290
Vehicles	1,133,406	1,041,065
Total	7,937,874	8,206,517
Less: accumulated depreciation	(2,824,030)	(2,480,591)
Property, plant and equipment, net	$5,113,844	$5,725,926

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $343,439 and $484,080, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2015	2014
Land use rights	$635,800	$670,847
Other intangible assets	81,348	85,832
Total	717,148	756,679
Less: accumulated amortization	(148,380)	(132,136)
Intangible assets, net	$568,768	$624,543

Amortization expense of intangible assets for the years ended December 31, 2015 and 2014 was $16,244 and $23,889, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for
the year ending December 31,	Amount
2016	$16,244
2017	$16,244
2018	$16,244
2019	$16,244
2020	$16,244
Thereafter	$487,548

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2015	2014
Shenyang Joway Industrial Development Co., Ltd.	$2,244	$6,073
Jinghe Zhang	128,689	36,978
Total	$130,933	$43,051

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2015 and 2014, the Company repaid $3,829 and $24,842 of these advances, respectively. As of December 31, 2015, the total unpaid principal balance due Shenyang Joway for advances was $2,244. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2015, Joway Shengshi received cash advances in the aggregate principal amount of $4,729,108 from Jinghe Zhang of which $4,600,419 has been repaid. Shengshi received $91,711 of advance in 2015 and repaid $3,275 of these advances in 2014. As of December 31, 2015, the total unpaid principal balance due Jinghe Zhang for advances was $128,689.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2015	2014
Tax computed at China statutory rates	25%	25%
Effect of losses	(30%)	(25%)
Effective rate	(5%)	0%

The components of deferred income tax asset are as follow:

	As of December 31,
	2015	2014
Deferred income tax asset:
Net operating loss carry forwards	$892,500	$1,098,000
Valuation allowance	(892,500)	(1,098,000)
Total	$-	$-

As of December 31, 2015, the Company has a net operating loss carry forward for tax purposes of approximately $3.57 million available to offset future taxable income through 2019.

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

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2015 and 2014, the Company did not allocate any after-tax income to the statutory reserves.

Note 10 – SEGMENTS

In 2015 and 2014, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,018,064	$226,351	$791,713	$(30,705)	$110,120	$247,984
Daily Healthcare and Personal Care Series	642,780	229,023	413,757	(105,499)	69,527	163,947
Wellness House and Activated Water Machine Series	1,664,429	638,218	1,026,211	(318,356)	180,036	462,133
Segment Totals	$3,325,273	$1,093,592	$2,231,681	(454,560)	$359,683	874,064
Other Loss, net				(23,962)
Income Tax				23,773
Unallocated Assets						6,266,513
Net Loss				$(502,295)
Total Assets						$7,140,577

For the year ended December 31, 2014

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$478,548	$208,688	$269,860	$(306,843)	$143,153	$336,478
Daily Healthcare and Personal Care Series	371,676	161,873	209,803	(258,018)	111,184	189,582
Wellness House and Activated Water Machine Series	847,867	407,186	440,681	(606,368)	253,632	228,444
Segment Totals	$1,698,091	$777,747	$920,344	(1,171,229)	$507,969	754,504
Other Loss, net				(31,482)
Income Tax				3,132
Unallocated Assets						7,201,290
Net Loss				$(1,205,843)
Total Assets						$7,955,794

Note 11 – FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2015	2014

Sales to franchise customers	$2,359,609	$1,226,993
Sales to non-franchise customers	965,664	471,098

Total sales	$3,325,273	$1,698,091

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	138	176
Number of franchise outlets opened during the year	57	21
Number of franchise outlets closed during the year	(58)	(59)

Number of franchise outlets open at the end of the year	137	138

Note 12 – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2015 and 2014, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2015 and 2014:

Condensed Balance Sheets:

	As of December 31,
	2015	2014
ASSETS

ASSETS:
Investment in subsidiaries and VIEs	$6,812,973	$7,700,304

Total assets	$6,812,973	$7,700,304

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due to related parties	$19,138	$19,138
Total liabilities	19,138	19,138

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2015 and 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	(587,884)	299,447
Total stockholders' equity	6,793,835	7,681,166
Total liabilities and stockholders' equity	$6,812,973	$7,700,304

Condensed Statements of Operations

	For the Year ended December 31,
	2015	2014
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(866,733)	$(1,249,693)

OPERATING EXPENSES
General and administrative expenses	$20,598	$13,307

NET LOSS	(887,331)	(1,263,000)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(887,331)	$(1,263,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	866,733	1,249,693
Share-based compensation	-	-
Net cash used in operating activities	(20,598)	(13,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	20,598	13,307
Net cash provided by financing activities	20,598	13,307

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $6,812,973 and $7,700,304 as of December 31, 2015 and 2014, respectively.

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

