Form 10-Q
period 2016-03-31
Joway Health Industries Group Inc
filed 2016-05-16
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2016 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited)	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$481,325	$369,249
Accounts receivable	1,551	-
Other receivables	137,910	100,298
Inventories	782,130	830,623
Advances to suppliers	115,839	90,542
Prepaid taxes	35,884	64,789
Prepaid expense	1,241	2,464
Total current assets	1,555,880	1,457,965

PROPERTY, PLANT AND EQUIPMENT, net	5,064,365	5,113,844

OTHER ASSETS:
Intangible assets, net	566,893	568,768
Total other assets	566,893	568,768

Total assets	$7,187,138	$7,140,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$83,896	$126,866
Advances from customers	202,580	34,059
Other payables	60,945	54,884
Due to related parties	209,137	130,933
Total current liabilities	556,558	346,742

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(1,998,518)	(1,790,669)
Accumulated other comprehensive income	893,327	848,733
Total stockholders' equity	6,630,580	6,793,835
Total liabilities and stockholders' equity	$7,187,138	$7,140,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUES	$833,059	$684,467

COST OF REVENUES	316,751	231,721

GROSS PROFIT	516,308	452,746

Selling expenses	289,757	256,438
General and administrative expenses	434,310	542,931
OPERATING EXPENSES	724,067	799,369

LOSS FROM OPERATIONS	(207,759)	(346,623)

Interest income	81	143
Other income	1,281	752
Other expenses	(1,341)	(203)
OTHER INCOME, NET	21	692

LOSS BEFORE INCOME TAXES	(207,738)	(345,931)

INCOME TAXES	111	1,438

NET LOSS	(207,849)	(347,369)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	44,594	25,826

COMPREHENSIVE LOSS	$(163,255)	$(321,543)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,849)	$(347,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	142,326	132,337
Amortization	6,858	6,588
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,551)	-
Other receivables	(37,612)	(20,260)
Due from related party	0	(886)
Inventories	47,606	78,171
Advances to suppliers	(25,297)	28,302
Prepaid expense	1,223	811
Accounts payable	(42,970)	47,829
Advances from customers	168,521	23,606
Other payable	2,652	959
Salary and welfare payable	3,409	1,257
Taxes payable	28,905	11,644
Net cash provided by (used in) operating activities	86,221	(37,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(38,949)	(184,116)
Investment	0	(65,231)
Net cash used in investing activities	(38,949)	(249,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	78,189	(6,073)
Net cash provided by (used in) financing activities	78,189	(6,073)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,385)	23,505

NET INCREASE (DECREASE) IN CASH	112,076	(268,926)

CASH, beginning of period	369,249	542,672

CASH, end of period	$481,325	$273,746

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$1,932	$2,856
Interest paid	$-	$-

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

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2015 which was filed on March 30, 2016.

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

	For the three months ended March 31,		For the year ended December 31,
	2016	2015	2015
Period ended RMB: USD Exchange rate	6.4479	6.1321	6.4927
Average RMB: USD Exchange rate	6.5395	6.1529	6.2401

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2016 and 2015 foreign currency translation adjustments of $44,594 and $25,826, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2016 and December 31, 2015, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2016 and December 31, 2015, the Company recorded $128,474 and $127,587 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $115,839 and $90,542 as of March 31, 2016 and December 31, 2015, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2016 and 2015.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $38,447 and $18,878 for the three months ended March 31, 2016 and 2015, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months periods ended March 31, 2016 and 2015.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2016 and the year ended December 31, 2015, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts receivable	$1,551	$-
Less: Allowance for bad debt	-	-
	$1,551	$-

As of the periods presented, the Company has no allowance for bad debts, because the Management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$250,250	$209,120
Finished goods	620,833	709,841
Low value consumables	39,521	39,249
Total	910,604	958,210
Less: impairment loss	(128,474)	(127,587)
Inventory, net	$782,130	$830,623

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2016 and December 31, 2015, the Company recognized $128,474 and $127,587, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
Building	$6,175,140	$6,097,106
Operating equipment	371,324	367,696
Office furniture and equipment	342,976	339,666
Vehicles	1,141,281	1,133,406
Total	8,030,721	7,937,874
Less: accumulated depreciation	(2,966,356)	(2,824,030)
Property, plant and equipment, net	$5,064,365	$5,113,844

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $142,326 and $132,337, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
Land use rights	$640,218	$635,800
Other intangible assets	81,913	81,348
Total	722,131	717,148
Less: accumulated amortization	(155,238)	(148,380)
Intangible assets, net	$566,893	$568,768

Amortization expense of intangible assets for the three months ended March 31, 2016 and 2015 was $6,858 and $6,588, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2016	$16,244
2017	$16,244
2018	$16,244
2019	$16,244
2020	$16,244
Thereafter	$487,548

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2016	2015
Shenyang Joway Industrial Development Co., Ltd.	$2,259	$2,244
Jinghe Zhang	206,878	128,689
Total	$209,137	$130,933

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2016 and 2015, the Company repaid $0 and $6,073 of these advances, respectively. As of March 31, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,259.

●	Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,529,876 has been repaid. For the three months ended March 31, 2016 and 2015, the Company received $78,189 and $0 of advances, respectively. As of March 31, 2016, the total unpaid principal balance due Jinghe Zhang for advances was $206,878.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2016	2015
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2016, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – SEGMENTS

In 2016 and 2015, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$313,964	$113,782	$200,182	$(72,704)	$56,225	$221,706
Daily Healthcare and Personal Care Series	137,972	51,838	86,134	(33,788)	24,708	159,761
Wellness House and Activated Water Machine Series	381,123	151,131	229,992	(101,267)	68,251	459,749
Segment Totals	$833,059	$316,751	$516,308	(207,759)	$149,184	841,216
Other Income, net				21
Income Tax				111
Unallocated Assets						6,345,922
Net Loss				$(207,849)
Total Assets						$7,187,138

For the three months ended March 31, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$250,659	$61,571	$189,088	$(103,650)	$50,876	$303,706
Daily Healthcare and Personal Care Series	95,215	33,955	61,260	(49,939)	19,326	200,682
Wellness House and Activated Water Machine Series	338,593	136,195	202,398	(193,034)	68,725	227,748
Segment Totals	$684,467	$231,721	$452,746	(346,623)	$138,925	732,136
Other Income, net				692
Income Tax				1,438
Unallocated Assets						6,969,699
Net Loss				$(347,369)
Total Assets						$7,701,835

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2016	2015

Sales to franchise customers	$649,997	$494,289
Sales to non-franchise customers	183,062	190,178

Total sales	$833,059	$684,467

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

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

Other income. Our other income consists primarily of interest income, investment income and bank service fee.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, the income tax rate of our PRC subsidiaries is generally 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2016	2015
REVENUES	$833,059	$684,467
COST OF REVENUES	316,751	231,721
GROSS PROFIT	516,308	452,746
OPERATING EXPENSES	724,067	799,369
LOSS FROM OPERATIONS	(207,759)	(346,623)
OTHER INCOME, NET	21	692
LOSS BEFORE INCOME TAXES	(207,738)	(345,931)
INCOME TAXES	111	1,438
NET LOSS	$(207,849)	$(347,369)

Business Segments

In 2016 and 2015, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2016

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$313,964	37.7%	$137,972	16.6%	$381,123	45.7%	$833,059
COST OF REVENUES	113,782	35.9%	51,838	16.4%	151,131	47.7%	316,751
GROSS PROFIT	200,182	38.8%	86,134	16.7%	229,992	44.5%	516,308
GROSS MARGIN	63.8%		62.4%		60.3%		62.0%
OPERATING EXPENSES	272,886	37.7%	119,922	16.6%	331,259	45.7%	724,067
LOSS FROM OPERATIONS	$(72,704)	35.0%	$(33,788)	16.3%	$(101,267)	48.7%	$(207,759)

For the three months ended March 31, 2015

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$250,659	36.6%	$95,215	13.9%	$338,593	49.5%	$684,467
COST OF REVENUES	61,571	26.6%	33,955	14.7%	136,195	58.8%	231,721
GROSS PROFIT	189,088	41.8%	61,260	13.5%	202,398	44.7%	452,746
GROSS MARGIN	75.4%		64.3%		59.8%		66.1%
OPERATING EXPENSES	292,738	36.6%	111,199	13.9%	395,432	49.5%	799,369
LOSS FROM OPERATIONS	$(103,650)	29.9%	$(49,939)	14.4%	$(193,034)	55.7%	$(346,623)

For The Three Months Ended March 31, 2016 Compared to March 31, 2015

Revenue. For the three months ended March 31, 2016, revenue was $833,059 compared to $684,467 for the three months ended March 31, 2015, an increase of $148,592 or 21.7%. In our annual conference in January, we launched some meeting products and gave more discounts to our franchisees on some products, which brought out a significant increase in sales.

Revenue from healthcare knit goods segment increased by $63,305 or 25.3% to $313,964 for the three months ended March 31, 2016 from $250,659 for the three months ended March 31, 2015. This increase was mainly due to increase in sales of our mattress products. In January, we launched a new style of mattress special for our annual conference with sales reaching $0.11 million.

Revenue from daily healthcare and personal care products increased by $42,757 or 44.9% to $137,972 for the three months ended March 31, 2016 from $95,215 for the three months ended March 31, 2015. This was primarily due to the increase in sales of our tourmaline knee protector and a new style of tourmaline shawl special for our annual conference.

Revenue from wellness houses and activated water machines increased by $42,530 or 12.6% to $381,123 for the three months ended March 31, 2016 from $338,593 for the three months ended March 31, 2015. This increase was mainly due to the increase in sale of our wellness house for family use. In our annual conference, we gave our franchisees more discounts on our wellness house for family use.

Cost of Goods Sold. For the three months ended March 31, 2016, cost of goods sold was $316,751 compared to $231,721 for the three months ended March 31, 2015, an increase of $85,030, or 36.7%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $113,782 for the three months ended March 31, 2016 from $61,571 for the three months ended March 31, 2015, an increase of $52,211 or 84.8%. This increase was mainly due to the increase in the cost of Mattress products as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $51,838 for the three months ended March 31, 2016 from $33,955 for the three months ended March 31, 2015, an increase of $17,883 or 52.7%. This increase was primarily due to the increase in the cost of our new tourmaline shawl special for our annual conference as a result of the larger sale with higher cost rate.

Cost of goods sold for our wellness house and activated water machine segment increased to $151,131 for the three months ended March 31, 2016 from $136,195 for the three months ended March 31, 2015, an increase of $14,936 or 11%. This increase was mainly due to the increase in the cost of wellness house for family use as a result of the increase in sales.

Gross profit. Our gross profit increased by $63,562 or 14% to $516,308 for the three months ended March 31, 2016, compared to $452,746 for the three months ended March 31, 2015. This increase was mainly due to the increase in sales. Our gross margin decreased from 66.1% for the three months ended March 31, 2015 to 62% for the three months ended March 31, 2016. This decrease was mainly due to our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment increased by $11,094 or 5.9% to $200,182 for the three months ended March 31, 2016 compared to $189,088 for the three months ended March 31, 2015. This increase was mainly due to increased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 75.4% for the three months ended March 31, 2015 to 63.8% for the three months ended March 31, 2016. It was mainly due to more discounts to our franchisees on our latex mattress in January’s annual conference.

Gross profit of daily healthcare and personal care segment increased by $24,874 or 40.6% to $86,134 for the three months ended March 31, 2016, compared to $61,260 for the three months ended March 31, 2015. This increase was primarily due to increased sales of our tourmaline knee protector and our tourmaline waist protector. The gross margin of daily healthcare and personal care segment slightly decreased from 64.3% for the three months ended March 31, 2015 to 62.4% for the three months ended March 31, 2016.

Gross profit of the wellness house and activated water machine segments increased by $27,594 or 13.6% to $229,992 for the three months ended March 31, 2016, compared to $202,398 for the three months ended March 31, 2015. This increase was mainly due to the increase in the gross profit of wellness house for family use. The gross margin of our wellness house and activated water machine segments slightly increased from 59.8% for the three months ended March 31, 2015 to 60.3% for the three months ended March 31, 2016.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $75,302, or 9.4%, from $799,369 for the three months ended March 31, 2015 to $724,067 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in building maintenance expense and travel expense. Operating expenses for healthcare knit goods segment decreased by $19,852 or 6.8% to $272,886 for the three months ended March 31, 2016 from $292,738 for the three months ended March 31, 2015. Operating expenses for daily healthcare and personal care segment increased by $8,723 or 7.8% to $119,922 for the three months ended March 31, 2016 from $111,199 for the three months ended March 31, 2015. Operating expenses for our wellness house and activated water machine segment decreased by $64,173 or 16.2% to $331,259 for the three months ended March 31, 2016 from $395,432 for the three months ended March 31, 2015.

Loss from operations. As a result of the foregoing, our loss from operations was $207,759 for the three months ended March 31, 2016, compared to $346,623 for the three months ended March 31, 2015, a decrease of $138,864. This decrease was mainly due to the increase in revenues and the decrease in operating expenses.

Income taxes. Our income tax expense was $111 for the three months ended March 31, 2016, compared to $1,438 for the three months ended March 31, 2015.

Net Loss. For the three months ended March 31, 2016, our net loss was $207,849 compared to $347,369 for the three months ended March 31, 2015. This decrease was primarily due to the increase in our sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2016	2015

Sales to franchise customers	$649,997	$494,289
Sales to non-franchise customers	183,062	190,178

Total sales	$833,059	$684,467

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2016 was $369,249 and increased to $481,325 by the end of March 2016, an increase of $112,076. This increase was mainly due to cash flow in for our operating activities and financing activities. On March 31, 2016, we had net working capital of $999,322, a decrease of $111,901 from $1,111,223 on December 31, 2015.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$86,221	$(37,011)
Investing activities	$(38,949)	$(249,347)
Financing activities	$78,189	$(6,073)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $86,221 for the three months ended March 31, 2016 compared to $37,011 used in for the three months ended March 31, 2015. This was mainly due to improvement from our operations which reduced our net loss of $139,520 to $207,849 for the three months ended March 31, 2016.

For the three months ended March 31, 2016, cash was mainly provided by the increase in advances from customers of $168,521 and an add-back of $142,326 of depreciation for non-cash expense, which was primarily offset by the loss of $207,849.

For the three months ended March 31, 2015, cash was mainly used to cover the loss of $347,369, which was primarily offset by an add-back of $132,337 of depreciation for non-cash expense and the decrease in inventory purchase of $78,171.

Net Cash Used In Investing Activities

Net cash used in investing activities was $38,949 for the three months ended March 31, 2016, compared to $249,347 for the three months ended March 31, 2015. During the first quarter of 2016, the cash expenditure of $38,949 was used in purchase of equipment. During the first quarter of 2015, we expended $184,116 on purchase of vehicles and office equipment and $65,231 on a short-term wealth-management certificate with Industrial and Commercial Bank of China.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $78,189 for the three months ended March 31, 2016, compared to $6,073 used in for the three months ended March 31, 2015.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2016 and 2015, we repaid $0 and $6,073 of these advances, respectively. As of March 31, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,259. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,529,876 has been repaid. For the three months ended March 31, 2016 and 2015, we received $78,189 and $0 of advance, respectively. As of March 31, 2016, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $206,878.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2016, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Joway Health Industries Group Inc.

DATE: May 15, 2016	By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

