Form 10-Q
period 2016-06-30
Joway Health Industries Group Inc
filed 2016-08-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Issuer’s Common Stock as of August 15, 2016 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$393,680	$369,249
Other receivables	134,290	100,298
Inventories	780,765	830,623
Advances to suppliers	71,818	90,542
Prepaid taxes	73,262	64,789
Prepaid expense	-	2,464
Total current assets	1,453,815	1,457,965

PROPERTY, PLANT AND EQUIPMENT, net	4,803,024	5,113,844

OTHER ASSETS:
Intangible assets, net	544,559	568,768
Total other assets	544,559	568,768

Total assets	$6,801,398	$7,140,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$96,306	$126,866
Advances from customers	322,920	34,059
Other payables	57,279	54,884
Due to related parties	129,411	130,933
Total current liabilities	605,916	346,742

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(2,240,760)	(1,790,669)
Accumulated other comprehensive income	700,471	848,733
Total stockholders' equity	6,195,482	6,793,835
Total liabilities and stockholders' equity	$6,801,398	$7,140,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

REVENUES	$792,007	$867,733	$1,625,066	$1,552,200

COST OF REVENUES	267,075	293,750	583,826	525,471

GROSS PROFIT	524,932	573,983	1,041,240	1,026,729

Selling expenses	356,770	189,914	646,527	446,352
General and administrative expenses	403,941	471,830	838,251	1,014,761
OPERATING EXPENSES	760,711	661,744	1,484,778	1,461,113

LOSS FROM OPERATIONS	(235,779)	(87,761)	(443,538)	(434,384)

Interest income	80	198	161	341
Other income	90	22,971	1,371	23,723
Other expenses	(5,811)	(3,182)	(7,152)	(3,385)
OTHER (EXPENSE) INCOME, NET	(5,641)	19,987	(5,620)	20,679

LOSS BEFORE INCOME TAXES	(241,420)	(67,774)	(449,158)	(413,705)

INCOME TAXES	822	16,045	933	17,483

NET LOSS	(242,242)	(83,819)	(450,091)	(431,188)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(192,856)	54,471	(148,262)	80,297

COMPREHENSIVE LOSS	$(435,098)	$(29,348)	$(598,353)	$(350,891)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,091)	$(431,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	226,740	277,575
Amortization	11,498	13,745
Loss on sale of assets	5,278	-
Changes in operating assets and liabilities:
Accounts receivable, trade	-	24,891
Other receivables	(33,992)	14,863
Inventories	52,751	83,170
Advances to suppliers	18,724	37,979
Prepaid expense	2,464	(4,173)
Accounts payable	(30,560)	86,719
Advances from customers	288,861	5,649
Other payable	1,875	1,866
Salary and welfare payable	520	1,074
Taxes payable	(8,473)	7,584
Net cash provided by (used in) operating activities	85,595	119,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(46,646)	(252,286)
Proceeds from sale of equipment	153	-
Net cash provided by (used in) investing activities	(46,493)	(252,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(1,522)	(3,677)
Net cash used in financing activities	(1,522)	(3,677)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,149)	73,765

NET DECREASE IN CASH	24,431	(62,444)

CASH, beginning of period	369,249	542,672

CASH, end of period	$393,680	$480,228

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,047	$16,213
Interest paid	$-	$-

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

Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2015 which was filed on March 30, 2016.

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

	For the six months ended June 30,		For the year ended December 31,
	2016	2015	2015
Period ended RMB: USD Exchange rate	6.64335	6.0888	6.4927
Average RMB: USD Exchange rate	6.53536	6.1128	6.2401

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled ($192,856) and $54,471 for the three months ended June 30, 2016 and 2015, respectively, and ($148,262) and $80,297 for the six months ended June 30, 2016 and 2015, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2016 and December 31, 2015, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2016 and December 31, 2015, the Company recorded $124,694 and $127,587 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $71,818 and $90,542 as of June 30, 2016 and December 31, 2015, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2016 and 2015.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $46,408 and $27,029 for the three months ended June 30, 2016 and 2015, respectively, and $84,855 and $45,907 for the six months ended June 30, 2016 and 2015, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2016 and 2015.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2016 and the year ended December 31, 2015, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$241,515	$209,120
Finished goods	625,585	709,841
Low value consumables	38,359	39,249
Total	905,459	958,210
Less: impairment loss	(124,694)	(127,587)
Inventory, net	$780,765	$830,623

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2016 and December 31, 2015, the Company recognized $124,694 and $127,587, respectively, as a reserve for impairment loss from inventory.

NOTE  4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
Building	$5,975,031	$6,097,106
Operating Equipment	359,358	367,696
Office furniture and equipment	343,230	339,666
Vehicles	1,107,704	1,133,406
Total	7,785,323	7,937,874
Less: accumulated depreciation	(2,982,299)	(2,824,030)
Property, plant and equipment, net	$4,803,024	$5,113,844

Depreciation expense for the three months ended June 30, 2016 and 2015 amounted to $84,414 and $145,238, respectively, and for the six months ended June 30, 2016 and 2015 amounted to $226,740 and $277,575, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2016	2015
Land use rights	$621,382	$635,800
Other intangible assets	79,503	81,348
Total	700,885	717,148
Less: accumulated amortization	(156,326)	(148,380)
Intangible assets, net	$544,559	$568,768

Amortization expense of intangible assets for the three months ended June 30, 2016 and 2015 was $4,640 and $7,157, respectively, and for the six months ended June 30, 2016 and 2015 amounted to $11,498 and $13,745, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2016	$16,244
2017	$16,244
2018	$16,244
2019	$16,244
2020	$16,244
Thereafter	$487,548

NOTE 6 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2016	2015
Shenyang Joway Industrial Development Co., Ltd.	$2,193	$2,244
Jinghe Zhang	127,218	128,689
Total	$129,411	$130,933

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,508 has been repaid. For the six months ended June 30, 2016 and 2015, the Company repaid $51 and $3,677 of these advances, respectively. As of June 30, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,193.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,536 has been repaid. For the six months ended June 30, 2016 and 2015, the Company repaid $1,471 and $0 of these advances, respectively. As of June 30, 2016, the total unpaid principal balance due Jinghe Zhang for advances was $127,218.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

NOTE 7 – INCOME TAXES

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

NOTE 8 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2016, the Company had allocated $354,052 to statutory reserves.

NOTE 9 – SEGMENTS

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

For the three months ended June 30, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$130,534	$23,906	$106,628	$(26,610)	$14,677	$187,179
Daily Healthcare and Personal Care Series	173,814	60,763	113,051	(51,898)	19,544	184,748
Wellness House and Activated Water Machine Series	487,659	182,406	305,253	(157,271)	54,833	426,567
Segment Totals	$792,007	$267,075	$524,932	(235,779)	$89,054	798,494
Other Expense, net				(5,641)
Income Tax				822
Unallocated Assets						6,002,904
Net Loss				$(242,242)
Total Assets						$6,801,398

For the three months ended June 30, 2015

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$268,272	$69,857	$198,415	$2,675	$47,115	$273,635
Daily Healthcare and Personal Care Series	178,016	59,148	118,868	(27,132)	31,264	221,479
Wellness House and Activated Water Machine Series	421,445	164,745	256,700	(63,304)	74,016	242,223
Segment Totals	$867,733	$293,750	$573,983	(87,761)	$152,395	737,337
Other Income, net				19,987
Income Tax				16,045
Unallocated Assets						6,959,197
Net Loss				$(83,819)
Total Assets						$7,696,534

For the six months ended June 30, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$444,498	$137,688	$306,810	$(99,314)	$65,164	$187,179
Daily Healthcare and Personal Care Series	311,786	112,601	199,185	(85,686)	45,708	184,748
Wellness House and Activated Water Machine Series	868,782	333,537	535,245	(258,538)	127,366	426,567
Segment Totals	$1,625,066	$583,826	$1,041,240	(443,538)	$238,238	798,494
Other Expense, net				(5,620)
Income Tax				933
Unallocated Assets						6,002,904
Net Loss				$(450,091)
Total Assets						$6,801,398

For the six months ended June 30, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$518,931	$131,428	$387,503	$(100,975)	$97,394	$273,635
Daily Healthcare and Personal Care Series	273,231	93,103	180,128	(77,071)	51,281	221,479
Wellness House and Activated Water Machine Series	760,038	300,940	459,098	(256,338)	142,645	242,223
Segment Totals	$1,552,200	$525,471	$1,026,729	(434,384)	$291,320	737,337
Other Income, net				20,679
Income Tax				17,483
Unallocated Assets						6,959,197
Net Loss				$(431,188)
Total Assets						$7,696,534

NOTE 10 - FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Sales to franchise customers	$444,350	$652,051	$1,094,347	$1,146,340
Sales to non-franchise customers	347,657	215,682	530,719	405,860

Total sales	$792,007	$867,733	$1,625,066	$1,552,200

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
REVENUES	$792,007	$867,733	$1,625,066	$1,552,200
COST OF REVENUES	267,075	293,750	583,826	525,471
GROSS PROFIT	524,932	573,983	1,041,240	1,026,729
OPERATING EXPENSES	760,711	661,744	1,484,778	1,461,113
LOSS FROM OPERATIONS	(235,779)	(87,761)	(443,538)	(434,384)
OTHER (EXPENSE) INCOME, NET	(5,641)	19,987	(5,620)	20,679
LOSS BEFORE INCOME TAXES	(241,420)	(67,774)	(449,158)	(413,705)
INCOME TAXES	822	16,045	933	17,483
NET LOSS	$(242,242)	$(83,819)	$(450,091)	$(431,188)

Business Segments

In 2015 and 2016, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$130,534	16.5%	$173,814	21.9%	$487,659	61.6%	$792,007
COST OF REVENUES	23,906	9.0%	60,763	22.8%	182,406	68.3%	267,075
GROSS PROFIT	106,628	20.3%	113,051	21.5%	305,253	58.2%	524,932
GROSS MARGIN	81.7%		65.0%		62.6%		66.3%
OPERATING EXPENSES	133,238	17.5%	164,949	21.7%	462,524	60.8%	760,711
LOSS FROM OPERATIONS	$(26,610)	11.3%	$(51,898)	22.0%	$(157,271)	66.7%	$(235,779)

For the three months ended June 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$268,272	30.9%	$178,016	20.5%	$421,445	48.6%	$867,733
COST OF REVENUES	69,857	23.8%	59,148	20.1%	164,745	56.1%	293,750
GROSS PROFIT	198,415	34.6%	118,868	20.7%	256,700	44.7%	573,983
GROSS MARGIN	74.0%		66.8%		60.9%		66.1%
OPERATING EXPENSES	195,740	29.6%	146,000	22.1%	320,004	48.4%	661,744
LOSS FROM OPERATIONS	$2,675	-3.0%	$(27,132)	30.9%	$(63,304)	72.1%	$(87,761)

For the six months ended June 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$444,498	27.4%	$311,786	19.2%	$868,782	53.5%	$1,625,066
COST OF REVENUES	137,688	23.6%	112,601	19.3%	333,537	57.1%	583,826
GROSS PROFIT	306,810	29.5%	199,185	19.1%	535,245	51.4%	1,041,240
GROSS MARGIN	69.0%		63.9%		61.6%		64.1%
OPERATING EXPENSES	406,124	27.4%	284,871	19.2%	793,783	53.5%	1,484,778
LOSS FROM OPERATIONS	$(99,314)	22.4%	$(85,686)	19.3%	$(258,538)	58.3%	$(443,538)

For the six months ended June 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$518,931	33.4%	$273,231	17.6%	$760,038	49.0%	$1,552,200
COST OF REVENUES	131,428	25.0%	93,103	17.7%	300,940	57.3%	525,471
GROSS PROFIT	387,503	37.7%	180,128	17.5%	459,098	44.7%	1,026,729
GROSS MARGIN	74.7%		65.9%		60.4%		66.1%
OPERATING EXPENSES	488,478	33.4%	257,199	17.6%	715,436	49.0%	1,461,113
LOSS FROM OPERATIONS	$(100,975)	23.2%	$(77,071)	17.7%	$(256,338)	59.0%	$(434,384)

For The Three Months Ended June 30, 2016 Compared to June 30, 2015

Revenue. For the three months ended June 30, 2016, revenue was $792,007 compared to $867,733 for the three months ended June 30, 2015, a decrease of $75,726 or 8.7%. This decrease was mainly due to RMB’s depreciation against USD. Excluding the effect of exchange rate fluctuation, revenue declined only 2%.

Revenue from healthcare knit goods segment decreased by $137,738 or 51.3% to $130,534 for the three months ended June 30, 2016 from $268,272 for the three months ended June 30, 2015. This decrease was mainly due to the decrease in sales of our mattress products. During the second quarter of 2015, we offered more discounts to our franchisees for our mattress products and brought out bigger sales.

Revenue from daily healthcare and personal care products decreased by $4,202 or 2.4% to $173,814 for the three months ended June 30, 2016 from $178,016 for the three months ended June 30, 2015. This was mainly due to RMB’s depreciation against US dollar. In fact revenue from daily healthcare and personal care products increased by 4.7% for the three months ended June 30, 2016, compared with the same period of 2015, excluding the effect of exchange rate fluctuation.

Revenue from wellness houses and activated water machines increased by $66,214 or 15.7% to $487,659 for the three months ended June 30, 2016 from $421,445 for the three months ended June 30, 2015. This increase was mainly due to the increase in construction of wellness house. Since we put more effort on promotion of our wellness house beginning from 2014, revenue from construction of wellness house rose steadily.

Cost of Goods Sold. For the three months ended June 30, 2016, cost of goods sold was $267,075 compared to $293,750 for the three months ended June 30, 2015, a decrease of $26,675 or 9.1%. This decrease was mainly due to the decreased cost in healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment decreased to $23,906 for the three months ended June 30, 2016 from $69,857 for the three months ended June 30, 2015, a decrease of $45,951 or 65.8%. This decrease was mainly due to the decrease in the cost of mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $60,763 for the three months ended June 30, 2016 from $59,148 for the three months ended June 30, 2015, a slightly increase of $1,615 or 2.7%.

Cost of goods sold for our wellness house and activated water machine segment increased to $182,406 for the three months ended June 30, 2016 from $164,745 for the three months ended June 30, 2015, an increase of $17,661 or 10.7%. This increase was mainly due to the increase in the cost of the construction of our wellness house.

Gross profit. Our gross profit decreased by $49,051 or 8.5% to $524,932 for the three months ended June 30, 2016, compared to $573,983 for the three months ended June 30, 2015. This decrease was mainly due to the decrease in gross profit for healthcare knit goods segment. Our gross margin increased from 66.1% for the three months ended June 30, 2015 to 66.3% for the three months ended June 30, 2016.

Gross profit for the healthcare knit goods segment decreased by $91,787 or 46.3% to $106,628 for the three months ended June 30, 2016 compared to $198,415 for the three months ended June 30, 2015. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment increased from 74% for the three months ended June 30, 2015 to 81.7% for the three months ended June 30, 2016. It was mainly due to the fewer discounts for our mattress products for the second quarter of 2016, compared with the same period of 2015.

Gross profit of daily healthcare and personal care segment decreased by $5,817 or 4.9% to $113,051 for the three months ended June 30, 2016, compared to $118,868 for the three months ended June 30, 2015. This decrease was mainly due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased slightly from 66.8% for the three months ended June 30, 2015 to 65% for the three months ended June 30, 2016.

Gross profit of the wellness house and activated water machine segments increased by $48,553 or 18.9% to $305,253 for the three months ended June 30, 2016, compared to $256,700 for the three months ended June 30, 2015. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segments increased from 60.9% for the three months ended June 30, 2015 to 62.6% for the three months ended June 30, 2016. It was mainly due to the fewer discounts for our activated water machine and foot sauna bucket for the second quarter of 2016, compared with the same period of 2015.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $98,967 or 15%, from $661,744 for the three months ended June 30, 2015 to $760,711 for the three months ended June 30, 2016. This increase was mainly due to the increase of conference expenses. In June 2016, we hold a conference abroad to extend our marketing, for which we spent $112,398. Operating expenses for healthcare knit goods segment decreased by $62,502 or 31.9% to $133,238 for the three months ended June 30, 2016 from $195,740 for the three months ended June 30, 2015. Operating expenses for daily healthcare and personal care segment increased by $18,949 or 13% to $164,949 for the three months ended June 30, 2016 from $146,000 for the three months ended June 30, 2015. Operating expenses for our wellness house and activated water machine segment increased by $142,520 or 44.5% to $462,524 for the three months ended June 30, 2016 from $320,004 for the three months ended June 30, 2015.

Loss from operations. As a result of the foregoing, our loss from operations was $235,779 for the three months ended June 30, 2016, compared to $87,761 for the three months ended June 30, 2015, an increase of $148,018. This increase was mainly due to the increase in marketing expenses.

Income taxes. Our income tax expenses were $822 for the three months ended June 30, 2016, compared to $16,045 for the three months ended June 30, 2015.This decrease was mainly due to the decreased income tax of Joway Decoration.

Net loss. For the three months ended June 30, 2016, our net loss was $242,242 compared to $83,819 for the three months ended June 30, 2015. This increase was mainly due to the increase in operating expenses.

For the six months Ended June 30, 2016 Compared to June 30, 2015

Revenue. For the six months ended June 30, 2016, revenue was $1,625,066 compared to $1,552,200 for the six months ended June 30, 2015, an increase of $72,866 or 4.7%. This increase was mainly due to the increase in revenue from wellness house and activated water machine segment.

Revenue from healthcare knit goods segment decreased by $74,433, or 14.3% to $444,498 for the six months ended June 30, 2016 from $518,931 for the six months ended June 30, 2015. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products increased by $38,555 or 14.1% to $311,786 for the six months ended June 30, 2016 from $273,231 for the six months ended June 30, 2015. This was primarily due to the increase in sales of our tourmaline waist protector and tourmaline knee protector.

Revenue from wellness houses and activated water machines increased by $108,744 or 14.3% to $868,782 for the six months ended June 30, 2016 from $760,038 for the six months ended June 30, 2015. This increase was mainly due to the increase in construction of wellness house. Starting from the second quarter of 2014, we strengthened our promotion on wellness house which increased the sales.

Cost of Goods Sold. For the six months ended June 30, 2016, cost of goods sold was $583,826 compared to $525,471 for the six months ended June 30, 2015, an increase of $58,355, or 11.1%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $137,688 for the six months ended June 30, 2016 from $131,428 for the six months ended June 30, 2015, an increase of $6,260 or 4.8%. This increase was mainly due to the increase in the cost of our latex mattress.

Cost of goods sold for the daily healthcare and personal care segment increased to $112,601 for the six months ended June 30, 2016 from $93,103 for the six months ended June 30, 2015, an increase of $19,498 or 20.9%. This increase was mainly due to the increase in the cost of our new tourmaline shawl special for our annual conference as a result of the larger sales with higher cost rate.

Cost of goods sold for our wellness house and activated water machine segment increased to $333,537 for the six months ended June 30, 2016 from $300,940 for the six months ended June 30, 2015, an increase of $32,597 or 10.8%. This increase was due to the increase in the cost of construction of wellness house.

Gross profit. Our gross profit increased by $14,511 or 1.4% to $1,041,240 for the six months ended June 30, 2016, compared to $1,026,729 for the six months ended June 30, 2015. This increase was primarily due to the increase in gross profit from wellness house and activated water machine segment. In addition, our gross margin decreased from 66.1% for the six months ended June 30, 2015 to 64.1% for the six months ended June 30, 2016. This decrease was mainly due to the decrease in gross margin in our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $80,693 or 20.8% to $306,810 for the six months ended June 30, 2016 compared to $387,503 for the six months ended June 30, 2015. This decrease was mainly due to the decrease in gross profit from our mattress products. The gross margins of healthcare knit goods segment decreased from 74.7% for the six months ended June 30, 2015 to 69% for the six months ended June 30, 2016. It was mainly due to more discounts offered to our franchisees on our latex mattress in January’s annual conference.

Gross profit of daily healthcare and personal care segment increased by $19,057 or 10.6% to $199,185 for the six months ended June 30, 2016, compared to $180,128 for the six months ended June 30, 2015. This increase was primarily due to the increase in sales. Our gross margin of daily healthcare and personal care segment slightly decreased from 65.9% for the six months ended June 30, 2015 to 63.9% for the six months ended June 30, 2016.

Gross profit of the wellness house and activated water machine segment increased by $76,147 or 16.6% to $535,245 for the six months ended June 30, 2016, compared to $459,098 for the six months ended June 30, 2015. This increase was mainly due to the increase in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments increased from 60.4% for the six months ended June 30, 2015 to 61.6% for the six months ended June 30, 2016.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $23,665, or 1.6%, from $1,461,113 for the six months ended June 30, 2015 to $1,484,778 for the six months ended June 30, 2016. This increase was mainly due to the increased conference expenses. Operating expenses for healthcare knit goods segment decreased by $82,354 or 16.9% to $406,124 for the six months ended June 30, 2016 from $488,478 for the six months ended June 30, 2015. Operating expenses for daily healthcare and personal care segment increased by $27,672 or 10.8% to $284,871 for the six months ended June 30, 2016 from $257,199 for the six months ended June 30, 2015. Operating expenses for our wellness house and activated water machine segment increased by $78,347 or 11% to $793,783 for the six months ended June 30, 2016 from $715,436 for the six months ended June 30, 2015.

Loss from operations. As a result of the foregoing, our loss from operations was $443,538 for the six months ended June 30, 2016, compared to $434,384 for the six months ended June 30, 2015, an increase of $9,154.

Income taxes. Our income tax expenses were $933 for the six months ended June 30, 2016, compared to $17,483 for the six months ended June 30, 2015. This decrease was due to the decreased income of Joway Decoration.

Net loss. Our net loss was $450,091 for the six months ended June 30, 2016, compared to $431,188 for the six months ended June 30, 2015. This increase was mainly due to the increase of operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Sales to franchise customers	$444,350	$652,051	$1,094,347	$1,146,340
Sales to non-franchise customers	347,657	215,682	530,719	405,860

Total sales	$792,007	$867,733	$1,625,066	$1,552,200

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2016 was $369,249 and increased to $393,680 by the end of June 30, 2016, an increase of $24,431. This increase was mainly due to our operating activities. On June 30, 2016, we had net working capital of $847,899, a decrease of $263,324 from $1,111,223 on December 31, 2015.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$85,595	119,754
Investing activities	(46,493)	(252,286)
Financing activities	$(1,522)	(3,677)

Net Cash Provided By Operating Activities

For the six months ended June 30, 2016, $85,595 of net cash was provided by operating activities, compared to $119,754 of net cash provided by operating activities for the six months ended June 30, 2015. This was primarily due to the less loss.

For the six months ended June 30, 2016, cash was mainly provided by an add-back of $226,740 of depreciation for non-cash expense, an increase in advances from customer of $288,861, which were primarily offset by our loss of $450,091.

For the six months ended June 30, 2015, cash was mainly provided by an add-back of $277,575 of depreciation for non-cash expense, an increase in accounts payable of $86,719 and a decrease in inventory purchase of $83,170, which were primarily offset by our loss of $431,188.

Net Cash Used In Investing Activities

Net cash used in investing activities was $46,493 for the six months ended June 30, 2016, compared to $252,286 of cash used in for the six months ended June 30, 2015. For the six months ended June 30, 2016, the cash expenditure of $46,646 was used in purchase of office equipment. For the six months ended June 30, 2015, we expended $252,286 on purchase of vehicles and office equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $1,522 for the six months ended June 30, 2016, compared to $3,677 for the six months ended June 30, 2015. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $51 and $3,677 of these advances for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,193. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,536 has been repaid. For the three months ended June 30, 2016 and 2015, we repaid $1,471 and $0 of advance, respectively. As of June 30, 2016, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $127,218.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2016, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 15, 2016	Joway Health Industries Group Inc.

	By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

