Form 10-Q
period 2016-09-30
Joway Health Industries Group Inc
filed 2016-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800	86-22-22535999
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

The number of shares outstanding of the Issuer’s Common Stock as of November 13, 2016 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$404,798	$369,249
Accounts receivable	2,381	-
Other receivables	94,840	100,298
Inventories	682,585	830,623
Advances to suppliers	106,288	90,542
Prepaid taxes	20,269	64,789
Prepaid expense	3,599	2,464
Total current assets	1,314,760	1,457,965

PROPERTY, PLANT AND EQUIPMENT, net	4,668,497	5,113,844

OTHER ASSETS:
Intangible assets, net	536,800	568,768
Total other assets	536,800	568,768

Total assets	$6,520,057	$7,140,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$86,364	$126,866
Advances from customers	194,072	34,059
Other payables	64,813	54,884
Due to related parties	128,470	130,933
Total current liabilities	473,719	346,742

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(2,364,260)	(1,790,669)
Accumulated other comprehensive income	674,827	848,733
Total stockholders' equity	6,046,338	6,793,835
Total liabilities and stockholders' equity	$6,520,057	$7,140,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

REVENUES	$894,194	$858,128	$2,519,260	$2,410,328

COST OF REVENUES	375,874	290,731	959,700	816,202

GROSS PROFIT	518,320	567,397	1,559,560	1,594,126

Selling expenses	245,199	174,367	891,726	620,719
General and administrative expenses	396,433	430,476	1,234,684	1,445,237
OPERATING EXPENSES	641,632	604,843	2,126,410	2,065,956

LOSS FROM OPERATIONS	(123,312)	(37,446)	(566,850)	(471,830)

Interest income	121	171	282	512
Other income	180	2,039	1,551	25,762
Other expenses	(497)	(49,482)	(7,649)	(52,867)
OTHER EXPENSE, NET	(196)	(47,272)	(5,816)	(26,593)

LOSS BEFORE INCOME TAXES	(123,508)	(84,718)	(572,666)	(498,423)

INCOME TAXES (BENEFITS)	(8)	(4,265)	925	13,218

NET LOSS	(123,500)	(80,453)	(573,591)	(511,641)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(25,644)	(309,078)	(173,906)	(228,781)

COMPREHENSIVE LOSS	$(149,144)	$(389,531)	$(747,497)	$(740,422)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(573,591)	$(511,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	355,083	283,868
Amortization	17,132	13,574
Loss on sale of assets	5,243	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,381)	26,192
Other receivables	5,458	5,421
Inventories	151,418	69,768
Advances to suppliers	(15,746)	31,736
Prepaid expense	(1,135)	(2,694)
Accounts payable	(40,502)	47,900
Advances from customers	160,013	188,649
Other payable	3,745	1,815
Salary and welfare payable	6,184	3,087
Taxes payable	44,520	19,416
Net cash provided by operating activities	115,441	177,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(46,335)	(165,512)
Proceeds from sale of equipment	152	-
Net cash used in investing activities	(46,183)	(165,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to (due from) related parties	(2,463)	89,956
Net cash provided by (used in) financing activities	(2,463)	89,956

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,246)	54,335

NET INCREASE IN CASH	35,549	155,870

CASH, beginning of period	369,249	542,672

CASH, end of period	$404,798	$698,542

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,848	$23,457
Interest paid	$-	$-

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jingshe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”), entered into a Call Option Agreement, dated July 20,2010 with Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe Limited (the controlling shareholder of Dynamic Elite), a British Virgin Islands company (“CGL”) (the “Call Option Agreement”), pursuant to which the Grantees had the right to purchase up to 100% of the shares of CGL (the “Call Option”) at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of CGL on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013(the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the respective Option Effective Date.

On November 13, 2016, Jinghe Zhang exercised his Call Option as to 99% of the shares of CGL and Baogang Song exercised his Call Option as to 1% of the shares of CGL. As a result of exercising his Call Option, Jinghe Zhang became the controlling shareholder of CGL and in turn, the controlling shareholder of the Company. Jinghe Zhang now controls 17,233,920 shares, or 85.9%, of the issued and outstanding shares of the Company’s common stock.

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

Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2015 which was filed on March 30, 2016.

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

	For the nine months ended September 30,		For the year ended December 31,
	2016	2015	2015
Period ended RMB: USD Exchange rate	6.66938	6.3538	6.4927
Average RMB: USD Exchange rate	6.57924	6.1606	6.2401

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive loss in the consolidated financial statements and totaled $25,644 and $309,078 for the three months ended September 30, 2016 and 2015, respectively, and $173,906 and $228,781 for the nine months ended September 30, 2016 and 2015, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2016 and December 31, 2015, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2016 and December 31, 2015, the Company recorded $124,207 and $127,587 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $106,288 and $90,542 as of September 30, 2016 and December 31, 2015, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2016 and 2015.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $41,060 and $17,704 for the three months ended September 30, 2016 and 2015, respectively, and $125,915 and $63,611 for the nine months ended September 30, 2016 and 2015, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months periods ended September 30, 2016 and 2015.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts receivable	$2,381	$-
Less: allowance for bad debt	-	-
	$2,381	$-

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$388,649	$209,120
Finished goods	379,934	709,841
Low value consumables	38,209	39,249
Total	806,792	958,210
Less: impairment loss	(124,207)	(127,587)
Inventory, net	$682,585	$830,623

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2016 and December 31, 2015, the Company recognized $124,207 and $127,587, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2015	2015
Building	$5,951,711	$6,097,106
Operating Equipment	357,955	367,696
Office furniture and equipment	341,891	339,666
Vehicles	1,103,381	1,133,406
Total	7,754,938	7,937,874
Less: accumulated depreciation	(3,086,441)	(2,824,030)
Property, plant and equipment, net	$4,668,497	$5,113,844

Depreciation expense for the three months ended September 30, 2016 and 2015 amounted to $128,343 and $6,293, respectively, and for the nine months ended September 30, 2016 and 2015 amounted to $355,083 and $283,868, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2016	2015
Land use rights	$618,957	$635,800
Other intangible assets	79,193	81,348
Total	698,150	717,148
Less: accumulated amortization	(161,350)	(148,380)
Intangible assets, net	$536,800	$568,768

Amortization expense of intangible assets for the nine months ended September 30, 2016 and 2015 amounted to $17,132 and $13,574, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2016	$16,244
2017	$16,244
2018	$16,244
2019	$16,244
2020	$16,244
Thereafter	$487,548

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2016	2015
Shenyang Joway Industrial Development Co., Ltd.	$2,184	$2,244
Jinghe Zhang	126,286	128,689
Total	$128,470	$130,933

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,408 has been repaid. For the nine months ended September 30, 2016 and 2015, the Company repaid $60 and $3,780 of these advances, respectively. As of September 30, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,184.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,610,468 has been repaid. The Company repaid $2,403 of advances to Jinghe Zhang for the nine months ended September 30, 2016 and received $93,736 of advance from Jinghe Zhang for the nine months ended September 30, 2015. As of September 30, 2016, the total unpaid principal balance due Jinghe Zhang for advances was $126,286.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2016, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$149,220	$37,915	$111,305	$16,293	$22,358	$176,775
Daily Healthcare and Personal Care Series	242,402	117,278	125,124	(57,775)	36,319	202,485
Wellness House and Activated Water Machine Series	502,572	220,681	281,891	(81,830)	75,300	361,356
Segment Totals	$894,194	$375,874	$518,320	(123,312)	$133,977	740,616
Other Expense, net				(196)
Income Benefits				(8)
Unallocated Assets						5,779,441
Net Loss				$(123,500)
Total Assets						$6,520,057

For the three months ended September 30, 2015

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$235,663	$55,714	$179,949	$21,645	$1,681	$230,120
Daily Healthcare and Personal Care Series	230,785	73,031	157,754	(17,054)	1,646	189,146
Wellness House and Activated Water Machine Series	391,680	161,986	229,694	(42,037)	2,793	349,851
Segment Totals	$858,128	$290,731	$567,397	(37,446)	$6,122	769,117
Other Expense, net				(47,272)
Income Benefits				(4,265)
Unallocated Assets						6,777,662
Net Loss				$(80,453)
Total Assets						$7,546,779

For the nine months ended September 30, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$593,718	$175,603	$418,115	$(83,021)	$87,720	$176,775
Daily Healthcare and Personal Care Series	554,188	229,879	324,309	(143,461)	81,880	202,485
Wellness House and Activated Water Machine Series	1,371,354	554,218	817,136	(340,368)	202,615	361,356
Segment Totals	$2,519,260	$959,700	$1,559,560	(566,850)	$372,215	740,616
Other Expense, net				(5,816)
Income Tax				925
Unallocated Assets						5,779,441
Net Loss				$(573,591)
Total Assets						$6,520,057

For the nine months ended September 30, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$754,594	$187,142	$567,452	$(79,330)	$93,119	$230,120
Daily Healthcare and Personal Care Series	504,016	166,134	337,882	(94,125)	62,197	189,146
Wellness House and Activated Water Machine Series	1,151,718	462,926	688,792	(298,375)	142,126	349,851
Segment Totals	$2,410,328	$816,202	$1,594,126	(471,830)	$297,442	769,117
Other Expense, net				(26,593)
Income Tax				13,218
Unallocated Assets						6,777,662
Net Loss				$(511,641)
Total Assets						$7,546,779

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Sales to franchise customers	$570,189	$621,030	$1,664,536	$1,767,370
Sales to non-franchise customers	324,005	237,098	854,724	642,958

Total sales	$894,194	$858,128	$2,519,260	$2,410,328

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
REVENUES	$894,194	$858,128	$2,519,260	$2,410,328
COST OF REVENUES	375,874	290,731	959,700	816,202
GROSS PROFIT	518,320	567,397	1,559,560	1,594,126
OPERATING EXPENSES	641,632	604,843	2,126,410	2,065,956
LOSS FROM OPERATIONS	(123,312)	(37,446)	(566,850)	(471,830)
OTHER (EXPENSE) INCOME, NET	(196)	(47,272)	(5,816)	(26,593)
LOSS BEFORE INCOME TAXES	(123,508)	(84,718)	(572,666)	(498,423)
INCOME TAXES (BENEFITS)	(8)	(4,265)	925	13,218
NET LOSS	$(123,500)	$(80,453)	$(573,591)	$(511,641)

Business Segments

In 2016 and 2015, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$149,220	16.7%	$242,402	27.1%	$502,572	56.2%	$894,194
COST OF REVENUES	37,915	10.1%	117,278	31.2%	220,681	58.7%	375,874
GROSS PROFIT	111,305	21.5%	125,124	24.1%	281,891	54.4%	518,320
GROSS MARGIN	74.6%		51.6%		56.1%		58.0%
OPERATING EXPENSES	95,012	14.8%	182,899	28.5%	363,721	56.7%	641,632
INCOME (LOSS) FROM OPERATIONS	$16,293	-13.2%	$(57,775)	46.9%	$(81,830)	66.4%	$(123,312)

For the three months ended September 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$235,663	27.5%	$230,785	26.9%	$391,680	45.6%	$858,128
COST OF REVENUES	55,714	19.2%	73,031	25.1%	161,986	55.7%	290,731
GROSS PROFIT	179,949	31.7%	157,754	27.8%	229,694	40.5%	567,397
GROSS MARGIN	76.4%		68.4%		58.6%		66.1%
OPERATING EXPENSES	158,304	26.2%	174,808	28.9%	271,731	44.9%	604,843
INCOME (LOSS) FROM OPERATIONS	$21,645	-57.8%	$(17,054)	45.5%	$(42,037)	112.3%	$(37,446)

For the nine months ended September 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$593,718	23.6%	$554,188	22.0%	$1,371,354	54.4%	$2,519,260
COST OF REVENUES	175,603	18.3%	229,879	24.0%	554,218	57.7%	959,700
GROSS PROFIT	418,115	26.8%	324,309	20.8%	817,136	52.4%	1,559,560
GROSS MARGIN	70.4%		58.5%		59.6%		61.9%
OPERATING EXPENSES	501,136	23.6%	467,770	22.0%	1,157,504	54.4%	2,126,410
LOSS FROM OPERATIONS	$(83,021)	14.6%	$(143,461)	25.3%	$(340,368)	60.0%	$(566,850)

For the nine months ended September 30, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$754,594	31.3%	$504,016	20.9%	$1,151,718	47.8%	$2,410,328
COST OF REVENUES	187,142	22.9%	166,134	20.4%	462,926	56.7%	816,202
GROSS PROFIT	567,452	35.6%	337,882	21.2%	688,792	43.2%	1,594,126
GROSS MARGIN	75.2%		67.0%		59.8%		66.1%
OPERATING EXPENSES	646,782	31.3%	432,007	20.9%	987,167	47.8%	2,065,956
LOSS FROM OPERATIONS	$(79,330)	16.8%	$(94,125)	19.9%	$(298,375)	63.2%	$(471,830)

For The Three Months Ended September 30, 2016 Compared to September 30, 2015

Revenue. For the three months ended September 30, 2016, revenue was $894,194 compared to $858,128 for the three months ended September 30, 2015, an increase of $36,066 or 4.2%. This increase was mainly due to the increase in revenue from wellness house.

Revenue from healthcare knit goods segment decreased by $86,443 or 36.7% to $149,220 for the three months ended September 30, 2016 from $235,663 for the three months ended September 30, 2015. This decrease was mainly due to the decrease in sales of our mattress products. During the third quarter of 2015, we promoted our mattress products by offering more discounts to our franchisees and brought out bigger sales.

Revenue from daily healthcare and personal care products increased by $11,617 or 5% to $242,402 for the three months ended September 30, 2016 from $230,785 for the three months ended September 30, 2015. This was primarily due to the increase in sales of Body Composition Analyzer, which is a new product launched in August 2016.

Revenue from wellness houses and activated water machines increased by $110,892 or 28.3% to $502,572 for the three months ended September 30, 2016 from $391,680 for the three months ended September 30, 2015. This increase was mainly due to a steadily increase in the wellness house usages. Since the second quarter of 2014, we strengthened our promotion on wellness houses, which attracted more and more customers for wellness houses.

Cost of Goods Sold. For the three months ended September 30, 2016, cost of goods sold was $375,874 compared to $290,731 for the three months ended September 30, 2015, an increase of $85,143 or 29.3%. This increase was mainly due to the increase in the cost of wellness house and activated water machine segment and daily healthcare and personal care segment.

Cost of goods sold for healthcare knit goods segment decreased to $37,915 for the three months ended September 30, 2016 from $55,714 for the three months ended September 30, 2015, a decrease of $17,799 or 31.9%. This decrease was due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $117,278 for the three months ended September 30, 2016 from $73,031 for the three months ended September 30, 2015, an increase of $44,247 or 60.6%. This increase was due to the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $220,681 for the three months ended September 30, 2016 from $161,986 for the three months ended September 30, 2015, an increase of $58,695 or 36.2%. This increase was mainly due to the increase in the cost of the construction of our wellness house as a result of the increase in sales.

Gross profit. Our gross profit decreased by $49,077 or 8.6% to $518,320 for the three months ended September 30, 2016, compared to $567,397 for the three months ended September 30, 2015. This decrease was mainly due to the decrease in gross profit of healthcare knit goods segment and daily healthcare and personal care segment. Our gross margin decreased from 66.1% for the three months ended September 30, 2015 to 58% for the three months ended September 30, 2016. This decrease was mainly due to the decreased gross margin in daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment decreased by $68,644 or 38.1% to $111,305 for the three months ended September 30, 2016 compared to $179,949 for the three months ended September 30, 2015. This decrease was mainly due to decrease in gross profit from our mattress products, as a result of decrease in sales. The gross margins of healthcare knit goods segment decreased slightly from 76.4% for the three months ended September 30, 2015 to 74.6% for the three months ended September 30, 2016.

Gross profit of daily healthcare and personal care segment decreased by $32,630 or 20.7% to $125,124 for the three months ended September 30, 2016, compared to $157,754 for the three months ended September 30, 2015. This decrease was mainly due to the decreased profit of tourmaline shawls. The gross margin of daily healthcare and personal care segment decreased from 68.4% for the three months ended September 30, 2015 to 51.6% for the three months ended September 30, 2016, which were influenced greatly by price reduction after more discounts to our franchisees.

Gross profit of the wellness house and activated water machine segments increased by $52,197 or 22.7% to $281,891 for the three months ended September 30, 2016, compared to $229,694 for the three months ended September 30, 2015. This increase was mainly due to the increase in gross profit from construction of wellness houses. The gross margin of our wellness house and activated water machine segments decreased from 58.6% for the three months ended September 30, 2015 to 56.1% for the three months ended September 30, 2016. This decrease was mainly due to that we offered more discounts to our franchisees for foot sauna bucket and tourmaline activated water machines.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $36,789 or 6.1%, from $604,843 for the three months ended September 30, 2015 to $641,632 for the three months ended September 30, 2016. This increase was mainly due to the increase of travel expenses and transportation expenses. Operating expenses for healthcare knit goods segment decreased by $63,292 or 40% to $95,012 for the three months ended September 30, 2016 from $158,304 for the three months ended September 30, 2015. Operating expenses for daily healthcare and personal care segment increased by $8,091 or 4.6% to $182,899 for the three months ended September 30, 2016 from $174,808 for the three months ended September 30, 2015. Operating expenses for our wellness house and activated water machine segment increased by $91,990 or 33.9% to $363,721 for the three months ended September 30, 2016 from $271,731 for the three months ended September 30, 2015.

Loss from operations. As a result of the foregoing, our loss from operations was $123,312 for the three months ended September 30, 2016, compared to $37,446 for the three months ended September 30, 2015, an increase of $85,866. The increased loss was mainly due to the increase in both product cost and operating expenses.

Income taxes. Our income tax expenses were negative $8 for the three months ended September 30, 2016, compared to negative $4,265 for the three months ended. The negative income tax for the third quarter of 2016 and 2015 were due to the change of currency translation rate.

Net loss. For the three months ended September 30, 2016, our net loss was $123,500 compared to $80,453 for the three months ended September 30, 2015, which was mainly due to increase in both product cost and operating expenses.

For the Nine Months Ended September 30, 2016 Compared to September 30, 2015

Revenue. For the nine months ended September 30, 2016, revenue was $2,519,260 compared to $2,410,328 for the nine months ended September 30, 2015, an increase of $108,932 or 4.5%. This increase was mainly due to the increase in revenue from wellness house and activated water machine segment.

Revenue from healthcare knit goods segment decreased by $160,876, or 21.3% to $593,718 for the nine months ended September 30, 2016 from $754,594 for the nine months ended September 30, 2015. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products increased by $50,172 or 10% to $554,188 for the nine months ended September 30, 2016 from $504,016 for the nine months ended September 30, 2015. This was primarily due to the increase in sales of Tourmaline knee Protector and Body Composition Analyzer.

Revenue from wellness houses and activated water machines increased by $219,636 or 19.1% to $1,371,354 for the nine months ended September 30, 2016 from $1,151,718 for the nine months ended September 30, 2015. This increase was mainly due to the increase in construction of wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2016, cost of goods sold was $959,700 compared to $816,202 for the nine months ended September 30, 2015, an increase of $143,498, or 17.6%. This increase was mainly due to the increase in the cost of wellness house and activated water machine segment and daily healthcare and personal care segment.

Cost of goods sold for healthcare knit goods segment decreased to $175,603 for the nine months ended September 30, 2016 from $187,142 for the nine months ended September 30, 2015, a decrease of $11,539 or 6.2%. This decrease was mainly due to the decrease in the cost of our mattress products, as a result of decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $229,879 for the nine months ended September 30, 2016 from $166,134 for the nine months ended September 30, 2015, an increase of $63,745 or 38.4%. This increase was mainly due to the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $554,218 for the nine months ended September 30, 2016 from $462,926 for the nine months ended September 30, 2015, an increase of $91,292 or 19.7%. This increase was mainly due to the increase in the cost of the construction of our wellness houses.

Gross profit. Our gross profit decreased by $34,566 or 2.2% to $1,559,560 for the nine months ended September 30, 2016, compared to $1,594,126 for the nine months ended September 30, 2015. This decrease was due to RMB’s depreciation against USD. Excluding the effect of exchange rate fluctuation, our gross profit increased by RMB 439,947 for the nine months ended September 30, 2016, compared with the same period of 2015. Our gross margin decreased from 66.1% for the nine months ended September 30, 2015 to 61.9% for the nine months ended September 30, 2016. This decrease was mainly due to healthcare knit goods segment and daily healthcare and personal care segment.

Gross profit for the healthcare knit goods segment decreased by $149,337 or 26.3% to $418,115 for the nine months ended September 30, 2016 compared to $567,452 for the nine months ended September 30, 2015. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 75.2% for the nine months ended September 30, 2015 to 70.4% for the nine months ended September 30, 2016. The reduced output of our healthcare knit goods caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment decreased by $13,573 or 4% to $324,309 for the nine months ended September 30, 2016, compared to $337,882 for the nine months ended September 30, 2015. This decrease was primarily due to RMB’s depreciation against USD. In fact our gross profit of daily healthcare and personal care segment increased by RMB 52,151 for the nine months ended September 30, 2016, compared with the same period of 2015, excluding the effect of exchange rate fluctuation. Our gross margin of daily healthcare and personal care segment decreased from 67% for the nine months ended September 30, 2015 to 58.5% for the nine months ended September 30, 2016. This decrease was mainly due to more discounts offered to our franchisees.

Gross profit of the wellness house and activated water machine segments increased by $128,344 or 18.6% to $817,136 for the nine months ended September 30, 2016, compared to $688,792 for the nine months ended September 30, 2015. This increase was mainly due to the increase in gross profit from wellness houses. The gross margin of our wellness house and activated water machine segments decreased slightly from 59.8% for the nine months ended September 30, 2015 to 59.6% for the nine months ended September 30, 2016.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $60,454 or 2.9%, from $2,065,956 for the nine months ended September 30, 2015 to $2,126,410 for the nine months ended September 30, 2016. This increase was mainly due to the increase of conference expenses. Operating expenses for healthcare knit goods segment decreased by $145,646 or 22.5% to $501,136 for the nine months ended September 30, 2016 from $646,782 for the nine months ended September 30, 2015. Operating expenses for daily healthcare and personal care segment increased by $35,763 or 8.3% to $467,770 for the nine months ended September 30, 2016 from $432,007 for the nine months ended September 30, 2015. Operating expenses for our wellness house and activated water machine segment increased by $170,337 or 17.3% to $1,157,504 for the nine months ended September 30, 2016 from $987,167 for the nine months ended September 30, 2015.

Loss from operations. As a result of the foregoing, our loss from operations was $566,850 for the nine months ended September 30, 2016, compared to $471,830 for the nine months ended September 30, 2015, an increase of $95,020. This was mainly due to the increase in operating expenses.

Income taxes. Our income tax expenses were $925 for the nine months ended September 30, 2016, compared to $13,218 for the nine months ended September 30, 2015. This decrease was due to the decreased income of Joway Decoration.

Net loss. Our net loss was $573,591 for the nine months ended September 30, 2016, compared to $511,641 for the nine months ended September 30, 2015. This increase was mainly due to the increase in loss from operation.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Sales to franchise customers	$570,189	$621,030	$1,664,536	$1,767,370
Sales to non-franchise customers	324,005	237,098	854,724	642,958

Total sales	$894,194	$858,128	$2,519,260	$2,410,328

Liquidity and Capital Resources

Our cash at December 31, 2015 was $369,249 and increased to $404,798 at September 30, 2016, an increase of $35,549. This increase was mainly provided by our operating activities. On September 30, 2016, we had net working capital of $841,041, a decrease of $270,182 from $1,111,223 on December 31, 2015.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$115,441	$177,091
Investing activities	$(46,183)	$(165,512)
Financing activities	$(2,463)	$89,956

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $115,441 for the nine months ended September 30, 2016, compared to $177,091 for the nine months ended September 30, 2015. This decrease was primarily due to increased loss of $61,950.

For the nine months ended September 30, 2016, cash was mainly used to cover the loss of $573,591, which was primarily offset by an add-back of $355,083 of depreciation for non-cash expense, the increase in advances from customer of $160,013 and the decrease in inventory purchase of $151,418.

For the nine months ended September 30, 2015, cash was mainly used to cover the loss of $511,641, which was primarily offset by an add-back of $283,868 of depreciation for non-cash expense, the increase in advances from customer of $188,649, the decrease in inventory purchase of $69,768 and the increase in accounts payable of $47,900.

Net Cash Used in Investing Activities

Net cash used in investing activities was $46,183 for the nine months ended September 30, 2016, compared to $165,512 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we expended $46,335 on purchase of office equipment. For the nine months ended September 30, 2015, we expended $165,512 on purchase of vehicles and office equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $2,463 for the nine months ended September 30, 2016, compared to $89,956 provided by financing activities for the nine months ended September 30, 2015.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $60 and $3,780 of these advances for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,184. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang. We repaid $2,403 of advances for the nine months ended September 30, 2016 and received $93,736 of advances for the nine months ended September 30, 2015. As of September 30, 2016, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $126,286.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2016, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2016 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 5.01 Changes in Control of Registrant.

On July 20, 2010, in connection with the Share Exchange and as consideration for entering into the VIE Agreements, Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe Limited, a British Virgin Islands company (“CGL”), entered into a Call Option Agreement (the “Call Option Agreement”) with Jinghe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”) and Lionel Evan Liu (the “Grantor”, pursuant to which the Grantees had the right to purchase up to 100% of the shares of CGL (the “Call Option”) at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of CGL on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013(the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the above respective Option Effective Date. As of September 30, 2016, CGL held 17,408,000 shares of the common stock of the Company, representing 86.81% of the issued and outstanding shares of the Company.

On November 13, 2016, Jinghe Zhang exercised his Call Option as to 99% of the shares of CGL and Baogang Song exercised his Call Option as to 1% of the shares of CGL. As a result of exercising his Call Option, Jinghe Zhang became the controlling shareholder of CGL and in turn, the controlling shareholder of the Company. Jinghe Zhang now controls 17,233,920 shares, or 85.9%, of the issued and outstanding shares of the Company’s common stock.

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

Date: November 14, 2016

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

