Form 10-K
period 2016-12-31
Joway Health Industries Group Inc
filed 2017-03-31
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

As of December 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was $128,400. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 31, 2017, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2017. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2016 and 2015, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Call Option Agreement

As part of the reorganization of Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of Joway Shengshi have the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu shall not dispose any of the shares of Crystal Globe without consent of Mr. Jinghe Zhang and Mr. Baogang Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of Joway Health (f/k/a G2 Ventures, Inc.) and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in Joway Health held by Crystal Globe pursuant to this Call Option Agreement.

On November 13, 2016, Mr. Jinghe Zhang exercised his Call Option as to 99% of the shares of Crystal Globe and Mr. Baogang Song exercised his Call Option as to 1% of the shares of Crystal Globe. As a result of exercising his Call Option, Mr. Zhang became the controlling shareholder of Crystal Globe and in turn, the controlling shareholder of the Company. On November 20, 2016, Mr. Song transferred his 1% of the shares of Crystal Globe to Mr. Zhang. Mr. Zhang now controls 17,408,000 shares, or 86.81%, of the issued and outstanding shares of the Company’s common stock.

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2016, we had 82 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

We purchase liquid tourmaline from domestic Chinese companies which, in turn, import it from South Korea. Liquid tourmaline is readily available and its price has remained relatively stable. We have not experienced any shortage in tourmaline but as a precaution, we closely monitor its price and have several back-up suppliers.

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

In 2015, New Material is listed in the state development strategies in the State Council Report by Premier Li Keqiang. Tourmaline is defined as New Material and Tourmaline Processing Technology is designated as New Material Application Technology.

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

For the fiscal years ended December 31, 2016 and 2015, our healthcare knit goods series of products accounted for approximately 20.8% and 30.6% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

Set forth below is a list of our major healthcare knit goods products, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Golden Mattress		Spray Method
2	Tourmaline Mattress		Spray Method
3	Tourmaline Underwear		Dip Method
4	Tourmaline Bed Linens		Spray Method
5	Tourmaline Pillow		Spray Method

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2016 and 2015, our daily healthcare and personal care series of products accounted for approximately 28.0% and 19.3% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated waist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits. This series is also comprised of four edible products without tourmaline treatment, including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation.

Set forth below is a list of our major products in the daily healthcare and personal care series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacture Method
1	Tourmaline Waist Protector		Spray Method
2	Tourmaline Scarves		Dip Method
3	Tourmaline Shampoo		Filling Method
4	Tourmaline Soap		Filling Method
5	Tourmaline Toothpaste		Filling Method
6	Xin-Nao-Ling Fish Oil Soft Gel		N/A
7	Zhi-Li-Bao Fish Oil Soft Gel		N/A

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2016 and 2015, our wellness house and activated water machine series of products accounted for approximately 51.3% and 50.1% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. Tourmaline is perceived to have certain health benefits. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can contain two to three people; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs are infused tourmaline particles into filters. Our Foot Sauna Bucket is filled with tourmaline particles on the bottom.

Set forth below is a list of our major products in the wellness house and activated water machine series, the trademarks or marks under which they are marketed and the manufacturing method employed:

No.	Products	Trademark/Mark	Manufacturing Method
1	Wellness House for family use		Spray Method

2	Tourmaline Water Mug		Filling Method
3	Tap Water Purifier		Filling Method
4	Foot Sauna Bucket		Filling Method

Return Policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During 2016 and 2015, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2016 and 2015.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have thirteen employees engaged in manufacturing as of December 31, 2016. We had our own design team comprising five designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2016 and 2015, respectively.

Top Ten Customers in 2016

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd	¥1,316,170	$198,096	Tourmaline Mattress, Tap Water Purifier, Foot Sauna Bucket, etc.	4.6%
2	Xu Xiangyun Store	1,110,061	167,075	Tourmaline Mattress, Foot Sauna Bucket, Wellness House, etc.	3.9%
3	Zhang Xiangyue Store	1,026,109	154,439	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	3.6%
4	Liu Jinmiao Store	733,400	110,384	Foot Sauna Bucket, Tap Water Purifier, Latex Mattress, etc.	2.6%
5	Wang Xiaojun Store	627,295	94,414	Tourmaline Latex Pillow, Tourmaline Scarves, Tourmaline Underwear, etc.	2.2%
6	Guo Laijin Store	559,047	84,142	Tap Water Purifier, Foot Sauna Bucket, Tourmaline Bed Linens, etc.	2.0%
7	Miao Li Store	518,811	78,086	Golden Mattress, Tap Water Purifier, Tourmaline Waist Protector, etc.	1.8%
8	Cao Xueqin Store	518,075	77,975	Foot Sauna Bucket, Tap Water Purifier, Wellness House, etc.	1.8%
9	Wang Jun Store	495,672	74,603	Foot Sauna Bucket, Tourmaline Bed Linens, Tourmaline Mattress, etc.	1.7%
10	Xie Weijing Store	489,590	73,688	Tourmaline Mattress, Foot Sauna Bucket, Golden Mattress, etc.	1.7%
		¥7,394,230	$1,112,902		25.9%

Top Ten Customers in 2015

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Han Xiuqin Store	¥916,364	$146,851	Tourmaline Water Machine, Wellness House, Tourmaline Mattress, etc.	4.4%
2	Li Xue Store	779,379	124,898	Wellness House, Tourmaline Mattress, Tourmaline Scarves, etc.	3.8%
3	Wang Xiaojun Store	597,950	95,824	Tourmaline Scarves, Tourmaline Mattress, Tourmaline Water Machine, etc.	2.9%
4	Zhang Xingzhi Store	520,830	83,465	Tourmaline Mattress, Tourmaline Water Machine, Sauna Bucket, etc.	2.5%
5	Xu Xiangyun Store	512,251	82,090	Tourmaline Mattress, Tourmaline Pillow, Tourmaline Water Machine, etc.	2.5%
6	Liu Jinmiao Store	485,590	77,818	Tourmaline Mattress, Tourmaline Pillow, Tourmaline Scarves, etc.	2.3%
7	Zhang Xiangyue Store	472,998	75,800	Tourmaline Mattress, Tourmaline Pillow, Foot Sauna Bucket, etc.	2.3%
8	Cao Xueqin Store	445,964	71,467	Tourmaline Mattress, Sauna Bucket, Tourmaline Water Machine, etc.	2.1%
9	Tianjin Baicheng Yitong Technology Co., Ltd	417,400	66,890	Tourmaline Mattress, Tourmaline Water Machine, Tourmaline Waist Protector, etc.	2.0%
10	Ma Tiefeng Store	412,585	66,118	Tourmaline Water Machine, Tourmaline Mattress, Tourmaline Scarves, etc.	2.0%
		¥5,561,311	$891,221		26.8%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2016 and 2015.

Suppliers

Below is a list of our top ten suppliers in 2016 and 2015, respectively.

Top Ten Suppliers in 2016

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	¥802,876	$120,840	Tap Water Purifier and Materials	8.8%
2	Tianjin Zhengxinglong Packing Products Co., Ltd.	766,780	115,408	Package	8.4%
3	Beijing Quanfu Wood Products Co., Ltd.	753,600	113,424	Wellness House Materials	8.2%
4	Shenzhen Josen Industry Co., Ltd	709,676	106,813	Wellness House for family use	7.8%
5	Shenzhen Ainuowei Electronics Co., Ltd.	626,564	94,304	Foot Sauna Bucket	6.8%
6	Lianyungang Dongguang Floor Heating Co., Ltd.	571,428	86,005	Wellness House Materials	6.2%
7	Hangzhou Siluhua Home textile Co., Ltd.	467,199	70,318	Mattress Products and Other Bedding Articles	5.1%
8	Tianjin 51 Health Network Technology Co., Ltd.	419,400	63,124	Body Composition Analyzer	4.6%
9	Penglai Huakang Healthcare Product Co., Ltd.	380,573	57,280	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	4.2%
10	Suzhou Jinmao Daily Chemicals Co., Ltd.	330,840	49,795	Toothpaste	3.6%
		¥5,828,935	$877,311		63.7%

Top Ten Suppliers in 2015

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Shenzhen Josen Industry Co., Ltd	¥1,112,094	$178,217	Wellness House for family use	14.8%
2	Shenzhen Ainuowei Electronics Co., Ltd.	982,991	157,528	Foot Sauna Bucket	13.1%
3	Tianjin Zhengxinglong Packing Products Co., Ltd.	796,689	127,673	Package	10.6%
4	Hangzhou Siluhua Home textile Co., Ltd.	463,210	74,231	Bedding Article	6.2%
5	Beijing Quanfu Wood Products Co., Ltd.	460,800	73,845	Wellness House Materials	6.1%
6	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	291,350	46,690	Wellness House Materials	3.9%
7	Lianyungang Dongguang Floor Heating Co., Ltd.	274,925	44,058	Wellness House Materials	3.7%
8	Hangzhou Tiger Water Treatment Equipment Co., Ltd.	249,490	39,982	Water Machine Materials	3.3%
9	Suzhou Jinmao Daily Chemicals Co., Ltd.	227,865	36,516	Toothpaste	3.0%
10	Penglai Huakang Healthcare Product Co., Ltd.	197,807	31,699	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	2.6%
		¥5,057,221	$810,439		67.3%

In 2016, we do not have any supplier accounted for more than 10% of our annual raw materials purchases and in 2015 we reported three major suppliers accounted for 14.8%, 13.1%, and 10.6%, respectively, of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 72% and 71% of our annual sales in 2016 and 2015, respectively, were made to our franchisees.

As of December 31, 2016, there were approximately 129 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	9
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	72
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	9
Southern China (Guangdong, Hainan, Guangxi)	8
Central China (Henan, Hubei, Hunan, Jiangxi)	20
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	11

Total	129

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

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference and three quarterly conferences, which are open to both our franchisees and to the general public as well. In 2016 and 2015, we held our annual and quarterly conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 20 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2016, we held product seminars and meetings in approximately 60 cities in the PRC.

Generally, we are responsible for the cost of annual and quarterly conferences. In 2016 and 2015, we incurred costs related to annual and quarterly conferences of $176,995 (RMB 1,175,972) and $171,508 (RMB 1,070,226), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2016 and 2015.

	2016		2015
Expenses	RMB	US$	RMB	US$
Promotion	¥1,655,284	$249,136	¥1,248,681	$200,106
Printing	247,409	37,237	113,567	18,200
Travelling	1,632,349	245,684	1,296,007	207,690
Training	61,887	9,315	41,800	6,699
Salaries	1,691,878	254,644	1,105,885	177,222
Total	¥5,288,807	$796,016	¥3,805,940	$609,917

For the fiscal year 2017, we have a marketing and sales budget of $719,966 (RMB 5,000,000), of which, $143,993 (RMB 1,00,000) is budgeted for our 2017 annual and quarterly conference, $244,789 (RMB 1,700,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

Our Competitors

Our major competitors in the PRC are as follows:

●	Hanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development. In 2016, we applied for a new patent on tourmaline after researching with Tianjin University of Technology. In addition, we have 3 types of products put on record of the Class 1 Medical devices in Tianjin Market and Quality Supervision and Administration Commission which lay a foundation of making health care products listed in Tianjin catalogue of medical system.

●	Product Diversification Advantage: Most of our competitors concentrate on the one of the tourmaline segments. On the contrary, our products cover diversified tourmaline related catalogue such as tourmaline daily health-related products, water treatment products and tourmaline home accessories, etc.

●	Sales Channels Advantage: As of December 31, 2016, we had approximately 129 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

Business Strategy

We believe the market for tourmaline health-related products in the PRC will grow rapidly. In order to benefit from the market opportunities, we plan to implement the following strategies:

●	We will focus on expanding our sales and franchise network in the PRC. Over the past few years, most of our franchises are located in north of China, our target is to cover the most provinces in China especially the southern part in which economy remains high development.

●	We will continue to expand our product offerings and seek to optimize our product portfolio to include more products with higher profit margins. For example, we believe that tourmaline daily health-related products, water treatment products and tourmaline home accessories have more profit potential and we plant on investing more research and development dollars into developing these products.

●	We intend to improve our operations, exploit our competitive strengths, and look for ways to expand our business, including through the acquisition of other existing businesses.

●	We have participated in the Tourmaline Application Committee in 2016. Our goal is to improve the purity of tourmaline and diversify tourmaline products related to our daily lives.

Research and Development

As of December 31, 2016, we had eight employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2016 and 2015, we spent $103,391 (RMB 686,942) and $53,689 (RMB 335,025), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2016 and 2015 as well as our budget for 2017.

	2016		2015		2017 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	92,285	13,890	20,353	3,262	50,000	7,200
Samples	3,635	547	14,347	2,299	20,000	2,880
Travel Expense	10,976	1,652	2,732	438	10,000	1,440
Salary	520,455	78,333	269,860	43,246	500,000	71,997
Inspection Fee	59,591	8,969	27,733	4,444	60,000	8,640
Total	686,942	103,391	335,025	53,689	640,000	92,156

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

		June 7, 2016	June 6, 2026	Tianjin Joway Shengshi Group Co., Ltd

16579738	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	June 7, 2016	June 6, 2026	Tianjin Joway Shengshi Group Co., Ltd

16966456	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	July 21, 2016	July 20, 2026	Tianjin Joway Shengshi Group Co., Ltd

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

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 1,000,000 ($150,509). We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2016 and 2015, we had no product liability claims.

Employees

As of December 31, 2016, the Company, including its subsidiaries, had a total of 82 full time employees.

Joway Shengshi

As of December 31, 2016 Joway Shengshi had 37 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	17
Sales	2
Distribution	2
Production	7
Research and development	1
Franchising	5
Finance	3

Joway Decoration

As of December 31, 2016, Joway Decoration had 43 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	14
Sales	7
Distribution	5
Production	6
Research and development	7
Franchising	3
Finance	1

Shengtang Trading

As of December 31, 2016, Shengtang Trading had 2 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

In addition, Joway Shengshi obtained ISO 140001 International Environmental Management System Certification on January 15, 2009. ISO 140001 was first published as a standard in 1996 and specifies the requirements for an organization’s environmental management system. It applies to those environmental aspects over which an organization has control and where it can be expected to have an influence. Joway Shengshi passed each annual inspection of the ISO 140001. Such Certification covers the production and service of tourmaline health-related products such as underwear, bras, scarves, hats, knee-protectors, waist-protectors, socks, bedding and daily commodities.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2016, we had approximately 82 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fiscal Year 2016	High	Low
First Quarter	$0.04	$0.04
Second Quarter	$0.05	$0.04
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.07	$0.05

Holders of Our Common Stock

As of December 31, 2016, we had 418 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In 2016 and 2015, the Company have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 129 franchisees in China as of December 31, 2016. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2016, we had 129 franchisees compared to 137 as of December 31, 2015.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2016. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2016 and 2015. We expect the price of textiles to remain stable in 2016. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2016 dropped to 6.7% compared with 6.9% in 2015.

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

Other loss. Our other loss consists primarily of other loss from sales of obsolete equipment, bank service fee and interest income.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, our income tax rate is 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2016	2015
REVENUES	$4,278,098	$3,325,273
COST OF REVENUES	1,546,355	1,093,592
GROSS PROFIT	2,731,743	2,231,681
OPERATING EXPENSES	2,676,378	2,686,241
INCOME (LOSS) FROM OPERATIONS	55,365	(454,560)
OTHER LOSS, NET	(5,238)	(23,962)
INCOME (LOSS) BEFORE INCOME TAXES	50,127	(478,522)
INCOME TAXES	916	23,773
NET INCOME (LOSS)	$49,211	$(502,295)

Business Segments

In 2016 and 2015, the Company operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$888,847	20.8%	$1,195,808	28.0%	$2,193,443	51.3%	$4,278,098
COST OF REVENUES	240,165	15.5%	421,827	27.3%	884,363	57.2%	1,546,355
GROSS PROFIT	648,682	23.7%	773,981	28.3%	1,309,080	47.9%	2,731,743
GROSS MARGIN	73.0%		64.7%		59.7%		63.9%
OPERATING EXPENSES	564,506	21.1%	727,257	27.2%	1,384,615	51.7%	2,676,378
INCOME (LOSS) FROM OPERATIONS	$84,176	152.0%	$46,724	84.4%	$(75,535)	-136.4%	$55,365

For the year ended December 31, 2015

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$1,018,064	30.6%	$642,780	19.3%	$1,664,429	50.1%	$3,325,273
COST OF REVENUES	226,351	20.7%	229,023	20.9%	638,218	58.4%	1,093,592
GROSS PROFIT	791,713	35.5%	413,757	18.5%	1,026,211	46.0%	2,231,681
GROSS MARGIN	77.8%		64.4%		61.7%		67.1%
OPERATING EXPENSES	822,418	30.6%	519,256	19.3%	1,344,567	50.1%	2,686,241
LOSS FROM OPERATIONS	$(30,705)	6.8%	$(105,499)	23.2%	$(318,356)	70.0%	$(454,560)

Year Ended December 31, 2016 Compared to December 31, 2015

Revenue. For the year ended December 31, 2016, revenue was $4,278,098 compared to $3,325,273 for the year ended December 31, 2015, an increase of $952,825, or 28.7%. This increase was mainly due to the increase in revenue from daily healthcare and personal care segment and wellness houses and activated water machines segment.

Revenue from healthcare knit goods segment decreased by $129,217, or 12.7% to $888,847 for the year ended December 31, 2016 from $1,018,064 for the year ended December 31, 2015. This is primarily due to the decrease in sales of our mattress products, which are durable consumables with three or more years of life cycle and had been successfully sold in 2015. Considering the three or more years of life cycle of our mattress products and stable franchisee size during 2016, our current franchisees would not replace their purchases within this period and we have limited new franchisees increased which both directly affected our sales from mattress products.

Revenue from daily healthcare and personal care products increased by $553,028, or 86% to $1,195,808 for the year ended December 31, 2016 from $642,780 for the year ended December 31, 2015. This increase was mainly due to the increase in revenue of our tourmaline waist protector and tourmaline toothpaste. In 2016, we put more strength on promoting our daily healthcare and personal care segment, which would be our future selling point. In addition, most of our daily healthcare and personal care products are fast moving consumables with less than one year of life cycle. Our franchisees have repeat purchase demands within one year and affected much more sales.

Revenue from wellness houses and activated water machines increased by $529,014 or 31.8% to $2,193,443 for the year ended December 31, 2016 from $1,664,429 for the year ended December 31, 2015. In 2016, we continued strengthening our effort on promoting our wellness house construction and brought out $272,574 of increase in revenue.

Cost of goods sold. For the year ended December 31, 2016, cost of goods sold was $1,546,355 compared to $1,093,592 for the year ended December 31, 2015, an increase of $452,763, or 41.4%. This increase was mainly due to the increase in sales.

Cost of goods sold for healthcare knit goods segment increased to $240,165 for the year ended December 31, 2016 from $226,351 for the year ended December 31, 2015. This increase was mainly due to the increased cost rate caused by reduced output of healthcare knit goods.

Cost of goods sold for the daily healthcare and personal care segment increased to $421,827 for the year ended December 31, 2016 from $229,023 for the year ended December 31, 2015. This increase was mainly due to the increase in the cost of our tourmaline waist protector and tourmaline toothpaste as a result of the increase in sales.

Cost of goods sold for wellness house and activated water machine segment increased to $884,363 for the year ended December 31, 2016 from $638,218 for the year ended December 31, 2015. This increase was in line with the increase in sales.

Gross profit. Our gross profit increased by $500,062 or 22.4% to $2,731,743 for the year ended December 31, 2016, compared to $2,231,681 for the year ended December 31, 2015. This increase was mainly due to the increase in sales. Our gross margin decreased from 67.1% for the year ended December 31, 2015 to 63.9% for the year ended December 31, 2016. This decrease was mainly due to the decreased gross margin in our healthcare knit goods segment and wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $143,031 or 18.1% to $648,682 for the year ended December 31, 2016 compared to $791,713 for the year ended December 31, 2015. This decrease was due to both of decreased sales and decreased gross margin. The gross margin of our healthcare knit goods segment decreased from 77.8% for the year ended December 31, 2015 to 73.0% for the year ended December 31, 2016. This decrease was mainly due to the reduced output of our healthcare knit goods, which caused higher cost rate and lower gross profit margin.

Gross profit of daily healthcare and personal care segment increased by $360,224 or 87.1% to $773,981 for the year ended December 31, 2016, compared to $413,757 for the year ended December 31, 2015. This increase was primarily due to the increase in gross margin of our tourmaline waist protector as a result of increased sales. Gross margin of daily healthcare and personal care segment slightly increased from 64.4% for the year ended December 31, 2015 to 64.7% for the year ended December 31, 2016.

Gross profit of the wellness house and activated water machine segment increased by $282,869 or 27.6% to $1,309,080 for the year ended December 31, 2016, compared to $1,026,211 for the year ended December 31, 2015. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segment decreased from 61.7% for the year ended December 31, 2015 to 59.7% for the year ended December 31, 2016. This decrease was mainly due to more discounts on our foot sauna bucket and tap water purifier to our franchisees.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses slightly decreased by $9,863, or 0.4%, from $2,686,241 for the year ended December 31, 2015 to $2,676,378 for the year ended December 31, 2016. Operating expenses for healthcare knit goods segment decreased by $257,912 or 31.4% to $564,506 for the year ended December 31, 2016 from $822,418 for the year ended December 31, 2015. Operating expenses for daily healthcare and personal care segment increased by $208,001 or 40.1% to $727,257 for the year ended December 31, 2016 from $519,256 for the year ended December 31, 2015. Operating expenses for wellness house and activated water machine segment increased by $40,048 or 3% to $1,384,615 for the year ended December 31, 2016 from $1,344,567 for the year ended December 31, 2015.

Income (loss) from operations. As a result of the foregoing, our income from operations was $55,365 for the year ended December 31, 2016, compared to $454,560 of loss for the year ended December 31, 2015. The improvement at income from operations was mainly due to the increased revenue.

Income taxes. Our income tax expenses decreased from $23,773 for the year ended December 31, 2015 to $916 for the year ended December 31, 2016. This decrease was due to the decreased income of Joway Decoration.

Net income (loss). For the year ended December 31, 2016, our net income was $49,211 compared to $502,295 of loss for the year ended December 31, 2015. This change was primarily due to the improvement at income from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2016	2015

Sales to franchise customers	$3,072,210	$2,359,609
Sales to non-franchise customers	1,205,888	965,664

Total sales	$4,278,098	$3,325,273

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	137	138
Number of franchise outlets opened during the year	56	57
Number of franchise outlets closed during the year	(64)	(58)

Number of franchise outlets open at the end of the year	129	137

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2016 was $369,249 and increased to $919,390 by the end of the year, an increase of $550,141. The increase at our cash level was due to cash flow out from our operating activities. We had net working capital of $1,501,010 at December 31, 2016, an increase of $389,787 from $1,111,223 at December 31, 2015.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$715,083	$(177,307)
Investing activities	(54,157)	(166,573	).
Financing activities	$(6,125)	$87,882

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $715,083 for the year ended December 31, 2016 compared to ($177,307) of net cash used in for the year ended December 31, 2015. This was mainly due to an increase of $551,506 in net income from our improved operating results.

For the year of 2016, we reported $464,335 of depreciation for non-cash expense and $270,982 of decrease in inventory purchase which were partially offset by an increase of $100,237 in advances to suppliers.

For the year of 2015, cash was mainly used to cover the loss of $502,295. This was primarily offset by a non-cash depreciation expense of $343,439.

Net Cash Used in Investing Activities

Net cash used in investing activities was ($54,157) for the year ended December 31, 2016, compared to ($166,573) for the year ended December 31, 2015. In 2015, we expended $166,573 on purchase of vehicles and office equipment. In 2016, we only expended $54,308 on purchase of office equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was ($6,125) for the year ended December 31, 2016, compared to $87,882 provided by financing activities for the year ended December 31, 2015.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,603 has been repaid. During the years of 2016 and 2015, the Company repaid $146 and $3,829 of these advances, respectively. As of December 31, 2016, the total unpaid principal balance due to Shenyang Joway for advances was $2,098. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,614,044 has been repaid. We repaid $5,979 of advances in 2016 and received $91,711 of advance in 2015. As of December 31, 2016, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $122,710.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 our cash and cash equivalents a balance was $919,390 as compared to $369,249 at December 31, 2015.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2016	December 31, 2015
Cash on hand	$35,704	$15,686
Cash in Industrial and Commercial Bank of China	880,594	352,417
Cash in Agricultural Bank of China	3,092	418
Cash in Standard Chartered Hong Kong	-	728
Total of Cash	919,390	369,249

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2016	2015
Building	$5,715,700	$6,097,106
Operating Equipment	343,761	367,696
Office furniture and equipment	336,394	339,666
Vehicles	1,059,627	1,133,406
Total	7,455,482	7,937,874
Less: accumulated depreciation	(3,071,889)	(2,824,030)
Property, plant and equipment, net	$4,383,593	$5,113,844

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $464,335 and $343,439, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2016 and 2015, we did not allocate any after-tax income to the statutory reserves.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. We are currently assessing the impact and timing of adopting this guidance on our consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. We are currently assessing the impact and timing of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2016 and 2015 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

The specific material weakness identified by the Company’s management as of December 31, 2016 is described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2016, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 51, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	51	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	45	Chief Financial Officer, Secretary and Treasurer
Yanli Feng	44	General Manager, Shengtang Trading

JINGHE ZHANG is the founder of Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

YUAN HUANG has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as a financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

YANLI FENG has served as the General Manager of Shengtang Trading since 2009. From 2005 to 2009, Ms. Feng served as the Inventory Purchasing Manager for Joway Shengshi. From 2003 to 2004, Ms. Feng served as a sales director for Guangdong Province Zhongshan Jingmei Chemical Inc. From 1994 to 2002, Ms. Feng served as a financial director for Jilin Petroleum Chemical Inc. Ms. Feng graduated from Changchun City Taxation College.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2016 and 2015. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2016 or 2015.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang	2016	$36,122	(1)	—	—	—	—	—	—	$36,122
President, Chief Executive Officer	2015	$38,461	(2)	—	—	—	—	—	—	$38,461

(1)	The amount of $36,122 in the table above represents the compensation received by Mr. Zhang for the entire year of 2016.
(2)	The amount of $38,461 in the table above represents the compensation received by Mr. Zhang for the entire year of 2015.

Employment Agreements with Executive Management

On September 28, 2010, we entered into an employment agreement with each of Mr. Jinghe Zhang and Mr. Yuan Huang. Under their respective agreements, Mr. Jinghe Zhang is employed as our President and Chief Executive Officer for a term of three years at a monthly salary of RMB 7,000 (approximately $1,070), and Yuan Huang is employed as our Chief Financial Officer, Secretary and Treasurer for a term of three years and a monthly salary of RMB 5,000 (approximately $746). These employment agreements were renewed on September 28, 2013 and September 28, 2016 for the same terms. Pursuant to these agreements, neither party may terminate the employment agreement without cause.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2016, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

There were no compensation paid to director during the fiscal year ended December 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
Yanli Feng	24,000	*
All directors and executive officers (3 persons)	17,462,000	87.07%

*	Under 1% of the issued and outstanding shares as of March 31, 2017.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2017 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the shareholder and executive director of Crystal Globe, Mr. Zhang is the beneficial owner of the shares of the Company held by Crystal Globe.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the shareholder and executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2016 and 2015, and in which any of the following persons had or will have a direct or indirect material interest.

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

●	On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,603 has been repaid. During the year of 2016 and 2015, the Company repaid $146 and $3,829 of these advances, respectively. As of December 31, 2016, the total unpaid principal balance due to Shenyang Joway for advances was $2,098. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,614,044 has been repaid. We repaid $5,979 of advances in 2016 and received $91,711 of advance in 2015. As of December 31, 2016, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $122,710.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2016 and 2015, we incurred aggregate fees and expenses of $96,000 from HHC for work completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2016 and 2015 were $1,014 and $1,453, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2016 and 2015.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2016 and 2015.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2016. All of the services provided and fees charged by our independent registered accounting firms in 2016 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2016 and 2015 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2016 and 2015 fiscal years for filing with the SEC.

PART IV

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

Date: March 31, 2017

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

/s/ Jinghe ZhANG	President	March 31, 2017
Jinghe Zhang	Chief Executive Officer and
Chairman\(Principal Executive Officer)

/s/ Yuan Huang	Chief Financial Officer	March 31, 2017
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC

Forest Hills, New York

March 31, 2017

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
A S S E T S

CURRENT ASSETS:
Cash	$919,390	$369,249
Other receivables	56,146	100,298
Inventories	591,308	830,623
Advances to suppliers	190,779	90,542
Prepaid taxs	42,257	64,789
Prepaid expense	2,304	2,464
Total current assets	1,802,184	1,457,965

PROPERTY, PLANT AND EQUIPMENT, net	4,383,593	5,113,844

OTHER ASSETS:
Intangible assets, net	510,104	568,768
Total other assets	510,104	568,768

Total assets	$6,695,881	$7,140,577

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$78,591	$126,866
Advances from customers	31,487	34,059
Other payables	66,288	54,884
Due to related parties	124,808	130,933
Total current liabilities	301,174	346,742

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2016 and 2015	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(1,741,458)	(1,790,669)
Accumulated other comprehensive income	400,394	848,733
Total stockholders' equity	6,394,707	6,793,835
Total liabilities and stockholders' equity	$6,695,881	$7,140,577

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015
REVENUES	$4,278,098	$3,325,273

COST OF REVENUES	1,546,355	1,093,592

GROSS PROFIT	2,731,743	2,231,681

Selling expenses	1,124,613	808,810
General and administrative expenses	1,576,185	1,884,720
recovery gain from inventory	(24,420)	(7,289)
OPERATING EXPENSES	2,676,378	2,686,241

INCOME (LOSS) FROM OPERATIONS	55,365	(454,560)

Interest income	631	664
Other income (loss)	(33)	23,240
Other expenses	(5,836)	(47,866)
OTHER LOSS, NET	(5,238)	(23,962)

INCOME (LOSS) BEFORE INCOME TAXES	50,127	(478,522)

INCOME TAXES	916	23,773

NET INCOME (LOSS)	49,211	(502,295)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(448,339)	(385,036)

COMPREHENSIVE LOSS	$(399,128)	$(887,331)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Perferred Stock		Common Stock		Additional			other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	Accumulated	comprehensive	stockholder's
	of shares	stock	of shares	stock	capital	reserves	Deficit	income	equity
BALANCE, December 31, 2014	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,288,374)	$1,233,769	$7,681,166

Net Loss	-	-	-	-	-	-	(502,295)	-	(502,295)
Foreign currency translation loss	-	-	-	-	-	-	-	(385,036)	(385,036)

BALANCE, December 31, 2015	-	-	20,054,000	20,054	7,361,665	354,052	(1,790,669)	848,733	6,793,835

Net Income	-	-	-	-	-	-	49,211	-	49,211
Foreign currency translation loss	-	-	-	-	-	-	-	(448,339)	(448,339)

BALANCE, December 31, 2016	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,741,458)	$400,394	$6,394,707

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,211	$(502,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	464,335	343,439
Amortization	22,619	16,244
Recovery gain from inventory	(24,420)	(7,289)
Loss on sale of assets	5,192	-
Changes in operating assets and liabilities:
Accounts receivable, trade	-	26,192
Other receivables	44,152	(38,665)
Inventories	270,982	(56,055)
Advances to suppliers	(100,237)	45,341
Prepaid expenses	160	(1,381)
Accounts payable	(48,275)	93,337
Advances from customers	(2,572)	(115,557)
Other payable	4,938	1,974
Salary and welfare payables	6,466	4,478
Taxes payable	22,532	12,930
Net cash provided by (used in) operating activities	715,083	(177,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(54,308)	(166,573)
Proceeds from sale of equipment	151	-
Net cash used in investing activities	(54,157)	(166,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (Repayment of due to) related parties	(6,125)	87,882
Net cash provided by (used in) financing activities	(6,125)	87,882

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(104,660)	82,575

NET INCREASE (DECREASE) IN CASH	550,141	(173,423)

CASH, beginning of year	369,249	542,672

CASH, end of year	$919,390	$369,249

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,821	$23,158
Interest paid	$-	$-

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jingshe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”), entered into a Call Option Agreement, dated July 20,2010 with Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), a British Virgin Islands company (the “Call Option Agreement”), pursuant to which the Grantees had the right to purchase up to 100% of the shares of Crystal Globe (the “Call Option”) at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013(the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the respective Option Effective Date.

On November 13, 2016, Jinghe Zhang exercised the Call Option as to 99% of the shares of Crystal Globe and Baogang Song exercised his Call Option as to 1% of the shares of Crystal Globe. As a result of exercising the Call Option, Jinghe Zhang became the controlling shareholder of Crystal Globe and in turn, the controlling shareholder of the Company. On November 20, 2016, Baogang Song transferred 1% of the shares of Crystal Globe to Jinghe Zhang. Consequently, Jinghe Zhang controls 17,408,000 shares, or 86.8%, of the issued and outstanding shares of the Company’s common stock.

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

	December 31,
	2016	2015
Year ended RMB: USD Exchange rate	6.94477	6.4927
Average yearly RMB: USD Exchange rate	6.6441	6.2401

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2016 and 2015 foreign currency translation adjustments of $(448,339) and $(385,036) respectively, have been reported as other comprehensive loss in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2016 and 2015, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2016 and 2015, the Company recorded $95,920 and $127,587 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $190,779 and $90,542 as of December 31, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2016 and 2015.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $185,807 and $97,393 for the years ended December 31, 2016 and 2015, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2016 and 2015.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the years ended December 31, 2016 and 2015, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

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

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company anticipates this standard will have a material impact on its consolidated balance sheets, and the Company is currently evaluating its impact.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note 3 – INVENTORIES

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$267,241	$209,120
Finished goods	383,293	709,841
Low value consumables	36,694	39,249
Total	687,228	958,210
Less: impairment loss	(95,920)	(127,587)
Inventory, net	$591,308	$830,623

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the years ended December 31, 2016 and 2015, the Company recognized $24,420 and $7,289, respectively, as recovery gain from inventory.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2016	2015
Building	$5,715,700	$6,097,106
Operating Equipment	343,761	367,696
Office furniture and equipment	336,394	339,666
Vehicles	1,059,627	1,133,406
Total	7,455,482	7,937,874
Less: accumulated depreciation	(3,071,889)	(2,824,030)
Property, plant and equipment, net	$4,383,593	$5,113,844

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $464,335 and $343,439, respectively.

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2016	2015
Land use rights	$594,413	$635,800
Other intangible assets	76,052	81,348
Total	670,465	717,148
Less: accumulated amortization	(160,361)	(148,380)
Intangible assets, net	$510,104	$568,768

Amortization expense of intangible assets for the years ended December 31, 2016 and 2015 was $22,619 and $16,244, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for
the year ending December 31,	Amount
2017	$22,619
2018	$22,619
2019	$22,619
2020	$22,619
2021	$22,619
Thereafter	$397,009

Note 6 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2016	2015
Shenyang Joway Industrial Development Co., Ltd.	$2,098	$2,244
Jinghe Zhang	122,710	128,689
Total	$124,808	$130,933

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the year of 2016 and 2015, the Company repaid $146 and $3,829 of these advances, respectively. As of December 31, 2016, the total unpaid principal balance due Shenyang Joway for advances was $2,098. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,614,044 has been repaid. Shengshi repaid $5,979 of advances in 2016 and received $91,711 of advance in 2015. As of December 31, 2016, the total unpaid principal balance due Jinghe Zhang for advances was $122,710.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2016	2015
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(30%)
Effective rate	0	(5%)

The components of deferred income tax asset are as follow:

	As of December 31,
	2016	2015
Deferred income tax asset:
Net operating loss carry forwards	$1,205,634	$892,500
Valuation allowance	(1,205,634)	(892,500)
Total	$-	$-

As of December 31, 2016, the Company has a net operating loss carry forward for tax purposes of approximately $4.82 million available to offset future taxable income through 2021.

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

Note 8 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2016 and 2015, the Company did not allocate any after-tax income to the statutory reserves.

Note 9 – SEGMENTS

In 2016 and 2015, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$888,847	$240,165	$648,682	$84,176	$101,173	$143,151
Daily Healthcare and Personal Care Series	1,195,808	421,827	773,981	46,724	136,113	243,655
Wellness House and Activated Water Machine Series	2,193,443	884,363	1,309,080	(75,535)	249,668	344,089
Segment Totals	$4,278,098	$1,546,355	$2,731,743	55,365	$486,954	730,895
Other Loss, net				(5,238)
Income Tax				916
Unallocated Assets						5,964,986
Net Income				$49,211
Total Assets						$6,695,881

For the year ended December 31, 2015

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knitgoods Series	$1,018,064	$226,351	$791,713	$(30,705)	$110,120	$247,984
Daily Healthcare and Personal Care Series	642,780	229,023	413,757	(105,499)	69,527	163,947
Wellness House and Activated Water Machine Series	1,664,429	638,218	1,026,211	(318,356)	180,036	462,133
Segment Totals	$3,325,273	$1,093,592	$2,231,681	(454,560)	$359,683	874,064
Other Loss, net				(23,962)
Income Tax				23,773
Unallocated Assets						6,266,513
Net Loss				$(502,295)
Total Assets						$7,140,577

Note 10 - FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2016	2015

Sales to franchise customers	$3,072,210	$2,359,609
Sales to non-franchise customers	1,205,888	965,664

Total sales	$4,278,098	$3,325,273

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	137	138
Number of franchise outlets opened during the year	56	57
Number of franchise outlets closed during the year	(64)	(58)

Number of franchise outlets open at the end of the year	129	137

Note 11 –CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2016 and 2015, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2016 and 2015:

Condensed Balance Sheets:

	As of December 31,
	2016	2015
A S S E T S

ASSETS:
Investment in subsidiaries and VIEs	$6,413,845	$6,812,973

Total assets	$6,413,845	$6,812,973

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

LIABILITIES:
Due to related parties	$19,138	$19,138
Total liabilities	19,138	19,138

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2016 and 2015	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	(987,012)	(587,884)
Total stockholders' equity	6,394,707	6,793,835
Total liabilities and stockholders' equity	$6,413,845	$6,812,973

Condensed Statements of Operations

	For the Year ended December 31,
	2016	2015
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(377,565)	$(866,733)

OPERATING EXPENSES
General and administrative expenses	$21,563	$20,598

NET LOSS	(399,128)	(887,331)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,128)	$(887,331)
Adjustments to reconcile net loss to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	377,565	866,733
Share-based compensation	-	-
Net cash used in operating activities	(21,563)	(20,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	21,563	20,598
Net cash provided by financing activities	21,563	20,598

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $6,413,845 and $6,812,973 as of December 31, 2016 and 2015, respectively.

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