Form 10-Q
period 2017-03-31
Joway Health Industries Group Inc
filed 2017-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
(Address of Principal Executive Offices)
+(86)-22-22533666
(Issuer’s Telephone Number)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2017 was 20,054,000 shares.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-19

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,061,177	$919,390
Other receivables	70,523	56,146
Inventories	670,488	591,308
Advances to suppliers	74,025	190,779
Prepaid taxes	40,357	42,257
Prepaid expense	1,161	2,304
Total current assets	1,917,731	1,802,184

PROPERTY, PLANT AND EQUIPMENT, net	4,320,212	4,383,593

OTHER ASSETS:
Intangible assets, net	508,667	510,104
Total other assets	508,667	510,104

Total assets	$6,746,610	$6,695,881

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,858	$78,591
Advances from customers	240,895	31,487
Other payables	72,572	66,288
Due to related parties	129,614	124,808
Total current liabilities	486,939	301,174

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(1,927,348)	(1,741,458)
Accumulated other comprehensive income	451,248	400,394
Total stockholders' equity	6,259,671	6,394,707
Total liabilities and stockholders' equity	$6,746,610	$6,695,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUES	$742,881	$833,059

COST OF REVENUES	237,930	316,751

GROSS PROFIT	504,951	516,308

Selling expenses	218,314	289,757
General and administrative expenses	475,299	434,310
OPERATING EXPENSES	693,613	724,067

LOSS FROM OPERATIONS	(188,662)	(207,759)

Interest income	236	81
Other income	2,536	1,281
Other expenses	-	(1,341)
OTHER INCOME, NET	2,772	21

LOSS BEFORE INCOME TAXES	(185,890)	(207,738)

INCOME TAXES	-	111

NET LOSS	(185,890)	(207,849)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	50,854	44,594

COMPREHENSIVE LOSS	$(135,036)	$(163,255)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(185,890)	$(207,849)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	103,952	142,326
Amortization	5,455	6,858
Changes in operating assets and liabilities:
Accounts receivable, trade	-	(1,551)
Other receivables	(14,377)	(37,612)
Inventories	(79,935)	47,606
Advances to suppliers	116,754	(25,297)
Prepaid expense	1,143	1,223
Accounts payable	(34,733)	(42,970)
Advances from customers	209,408	168,521
Other payable	(3,133)	2,652
Salary and welfare payable	9,417	3,409
Taxes payable	1,900	28,905
Net cash provided by operating activities	129,961	86,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(6,031)	(38,949)
Net cash used in investing activities	(6,031)	(38,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	4,806	78,189
Net cash provided by financing activities	4,806	78,189

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,051	(13,385)

NET INCREASE IN CASH	141,787	112,076

CASH, beginning of period	919,390	369,249

CASH, end of period	$1,061,177	$481,325

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$1,932
Interest paid	$-	$-

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2016 which was filed on March 31, 2017.

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

	For the three months ended March 31,		For the year ended December 31,
	2017	2016	2016
Period ended RMB: USD Exchange rate	6.89053	6.4479	6.94477
Average RMB: USD Exchange rate	6.888178	6.5395	6.6441

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2017 and 2016 foreign currency translation adjustments of $50,854 and $44,594, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2017 and December 31, 2016, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2017 and December 31, 2016, the Company recorded $96,675 and $95,920 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $74,025 and $190,779 as of March 31, 2017 and December 31, 2016, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2017 and 2016.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $31,794 and $38,447 for the three months ended March 31, 2017 and 2016, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months periods ended March 31, 2017 and 2016.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2017 and the year ended December 31, 2016, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. The Company is currently evaluating the impact of the guidance on our consolidated financial statements, including accounting policies, processes, and systems.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$295,406	$267,241
Finished goods	434,774	383,293
Low value consumables	36,983	36,694
Total	767,163	687,228
Less: impairment loss	(96,675)	(95,920)
Inventory, net	$670,488	$591,308

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2017 and December 31, 2016, the Company recognized $96,675 and $95,920, respectively, as a reserve for impairment loss from inventory.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Building	$5,760,692	$5,715,700
Operating equipment	346,467	343,761
Office furniture and equipment	345,071	336,394
Vehicles	1,067,968	1,059,627
Total	7,520,198	7,455,482
Less: accumulated depreciation	(3,199,986)	(3,071,889)
Property, plant and equipment, net	$4,320,212	$4,383,593

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $103,952 and $142,326, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
Land use rights	$599,092	$594,413
Other intangible assets	76,651	76,052
Total	675,743	670,465
Less: accumulated amortization	(167,076)	(160,361)
Intangible assets, net	$508,667	$510,104

Amortization expense of intangible assets for the three months ended March 31, 2017 and 2016 was $5,455 and $6,858, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2017	$22,619
2018	$22,619
2019	$22,619
2020	$22,619
2021	$22,619
Thereafter	$397,009

NOTE 6 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2017	2016
Shenyang Joway Industrial Development Co., Ltd.	$2,114	$2,098
Jinghe Zhang	127,500	122,710
Total	$129,614	$124,808

Transactions with Shenyang Joway

●	Shenyang Joway was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009, Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.
●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.
●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.
●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2017 and 2016, the Company received and repaid $0 of these advances, respectively. For the three months ended March 31, 2017, the foreign currency fluctuation affected an increase of $16 in these advances. As of March 31, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,114.
●	Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

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

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,254 has been repaid. For the three months ended March 31, 2017 and 2016, the Company received $4,790 and $78,189 of advances, respectively. As of March 31, 2017, the total unpaid principal balance due Jinghe Zhang for advances was $127,500.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2017	2016
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 8 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2017, the Company had allocated $354,052 to statutory reserves.

NOTE 9 – SEGMENTS

In 2017 and 2016, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$230,848	$54,720	$176,128	$(39,412)	$33,998	$152,116
Daily Healthcare and Personal Care Series	196,671	56,684	139,987	(43,639)	28,965	307,828
Wellness House and Activated Water Machine Series	315,362	126,526	188,836	(105,611)	46,444	228,628
Segment Totals	$742,881	$237,930	$504,951	(188,662)	$109,407	688,572
Other Income, net				2,772
Income Tax				-
Unallocated Assets						6,058,038
Net Loss				$(185,890)
Total Assets						$6,746,610

For the three months ended March 31, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$313,964	$113,782	$200,182	$(72,704)	$56,225	$221,706
Daily Healthcare and Personal Care Series	137,972	51,838	86,134	(33,788)	24,708	159,761
Wellness House and Activated Water Machine Series	381,123	151,131	229,992	(101,267)	68,251	459,749
Segment Totals	$833,059	$316,751	$516,308	(207,759)	$149,184	841,216
Other Income, net				21
Income Tax				111
Unallocated Assets						6,345,922
Net Loss				$(207,849)
Total Assets						$7,187,138

NOTE 10 – FRANCHISE REVENUES

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2017	2016

Sales to franchise customers	$560,007	$649,997
Sales to non-franchise customers	182,874	183,062

Total sales	$742,881	$833,059

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2017	2016
REVENUES	$742,881	$833,059
COST OF REVENUES	237,930	316,751
GROSS PROFIT	504,951	516,308
OPERATING EXPENSES	693,613	724,067
LOSS FROM OPERATIONS	(188,662)	(207,759)
OTHER INCOME, NET	2,772	21
LOSS BEFORE INCOME TAXES	(185,890)	(207,738)
INCOME TAXES	-	111
NET LOSS	$(185,890)	$(207,849)

Business Segments

In 2017 and 2016, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2017

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$230,848	31.1%	$196,671	26.5%	$315,362	42.5%	$742,881
COST OF REVENUES	54,720	23.0%	56,684	23.8%	126,526	53.2%	237,930
GROSS PROFIT	176,128	34.9%	139,987	27.7%	188,836	37.4%	504,951
GROSS MARGIN	76.3%		71.2%		59.9%		68.0%
OPERATING EXPENSES	215,540	31.1%	183,626	26.5%	294,447	42.5%	693,613
LOSS FROM OPERATIONS	$(39,412)	20.9%	$(43,639)	23.1%	$(105,611)	56.0%	$(188,662)

For the three months ended March 31, 2016

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$313,964	37.7%	$137,972	16.6%	$381,123	45.7%	$833,059
COST OF REVENUES	113,782	35.9%	51,838	16.4%	151,131	47.7%	316,751
GROSS PROFIT	200,182	38.8%	86,134	16.7%	229,992	44.5%	516,308
GROSS MARGIN	63.8%		62.4%		60.3%		62.0%
OPERATING EXPENSES	272,886	37.7%	119,922	16.6%	331,259	45.7%	724,067
LOSS FROM OPERATIONS	$(72,704)	35.0%	$(33,788)	16.3%	$(101,267)	48.7%	$(207,759)

For The Three Months Ended March 31, 2017 Compared to March 31, 2016

Revenue. For the three months ended March 31, 2017, revenue was $742,881 compared to $833,059 for the three months ended March 31, 2016, a decrease of $90,178 or 10.8%. In January 2016, we launched some meeting products in our annual conference and gave more discounts to our franchisees on some products, which brought out a significant increase in sales.

Revenue from healthcare knit goods segment decreased by $83,116 or 26.5% to $230,848 for the three months ended March 31, 2017 from $313,964 for the three months ended March 31, 2016. This decrease was mainly due to decrease in sales of our meeting products. In January of 2016, we launched a new style of mattress special for our annual conference with sales reaching $0.11 million.

Revenue from daily healthcare and personal care products increased by $58,699 or 42.5% to $196,671 for the three months ended March 31, 2017 from $137,972 for the three months ended March 31, 2016. This was primarily due to the increase in sales of our tourmaline necklace, one of our new products.

Revenue from wellness houses and activated water machines decreased by $65,761 or 17.3% to $315,362 for the three months ended March 31, 2017 from $381,123 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in sale of our wellness house for family use. In January of 2016, we gave our franchisees more discounts on our wellness house for family use which brought out a great increase in sales.

Cost of Goods Sold. For the three months ended March 31, 2017, cost of goods sold was $237,930 compared to $316,751 for the three months ended March 31, 2016, a decrease of $78,821, or 24.9%. This decrease was mainly due to the decrease in cost of goods sold for healthcare knit goods.

Cost of goods sold for healthcare knit goods segment decreased to $54,720 for the three months ended March 31, 2017 from $113,782 for the three months ended March 31, 2016, a decrease of $59,062 or 51.9%. This decrease was mainly due to the decrease of sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $56,684 for the three months ended March 31, 2017 from $51,838 for the three months ended March 31, 2016, an increase of $4,846 or 9.3%. This increase was primarily due to the increase in our sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $126,526 for the three months ended March 31, 2017 from $151,131 for the three months ended March 31, 2016, a decrease of $24,605 or 16.3%. This decrease was mainly due to the decrease in the cost of wellness house for family use as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $11,357 or 2.2% to $504,951 for the three months ended March 31, 2017, compared to $516,308 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in sales. Our gross margin increased from 62% for the three months ended March 31, 2016 to 68% for the three months ended March 31, 2017. This increase was mainly due to that we gave much more discounts to our franchisees in January, 2016.

Gross profit for the healthcare knit goods segment decreased by $24,054 or 12% to $176,128 for the three months ended March 31, 2017 compared to $200,182 for the three months ended March 31, 2016. This decrease was mainly due to decreased sales of our meeting products. The gross margins of healthcare knit goods segment increased from 63.8% for the three months ended March 31, 2016 to 76.3% for the three months ended March 31, 2017. It was mainly due to more discounts to our franchisees on our latex mattress in January’s annual conference.

Gross profit of daily healthcare and personal care segment increased by $53,853 or 62.5% to $139,987 for the three months ended March 31, 2017, compared to $86,134 for the three months ended March 31, 2016. This increase was primarily due to increased sales of our tourmaline necklace. The gross margin of daily healthcare and personal care segment increased from 62.4% for the three months ended March 31, 2016 to 71.2% for the three months ended March 31, 2017. It was mainly due to the increase in sales of tourmaline necklace, which has higher gross margin.

Gross profit of the wellness house and activated water machine segments decreased by $41,156 or 17.9% to $188,836 for the three months ended March 31, 2017, compared to $229,992 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments slightly decreased from 60.3% for the three months ended March 31, 2016 to 59.5% for the three months ended March 31, 2017.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $30,454, or 4.2%, from $724,067 for the three months ended March 31, 2016 to $693,613 for the three months ended March 31, 2017. This decrease was mainly due to the decrease in conference expense and entertainment expense. Operating expenses for healthcare knit goods segment decreased by $57,346 or 21% to $215,540 for the three months ended March 31, 2017 from $272,886 for the three months ended March 31, 2016. Operating expenses for daily healthcare and personal care segment increased by $63,704 or 53.1% to $183,626 for the three months ended March 31, 2017 from $119,922 for the three months ended March 31, 2016. Operating expenses for our wellness house and activated water machine segment decreased by $36,812 or 11.1% to $294,447 for the three months ended March 31, 2017 from $331,259 for the three months ended March 31, 2016.

Loss from operations. As a result of the foregoing, our loss from operations was $188,662 for the three months ended March 31, 2017, compared to $207,759 for the three months ended March 31, 2016, a decrease of $19,097. This decrease was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expense was $0 for the three months ended March 31, 2017, compared to $111 for the three months ended March 31, 2016.

Net Loss. For the three months ended March 31, 2017, our net loss was $185,890 compared to $207,849 for the three months ended March 31, 2016. This decrease was primarily due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2017	2016

Sales to franchise customers	$560,007	$649,997
Sales to non-franchise customers	182,874	183,062

Total sales	$742,881	$833,059

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2017 was $919,390 and increased to $1,061,177 by the end of March 2017, an increase of $141,787. This increase was mainly due to cash flow in for our operating activities. On March 31, 2017, we had net working capital of $1,430,792, a decrease of $70,218 from $1,501,010 on December 31, 2016.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$129,961	$86,221
Investing activities	$(6,031)	$(38,949)
Financing activities	$4,806	$78,189

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $129,961 for the three months ended March 31, 2017 compared to $86,221 used in for the three months ended March 31, 2016. This was mainly due to improvement from our operations which reduced our net loss of $21,959 to $185,890 for the three months ended March 31, 2017.

For the three months ended March 31, 2017, cash was mainly provided by the increase in advances from customers of $209,408 and an add-back of $103,952 of depreciation for non-cash expense, which was primarily offset by the loss of $185,890.

For the three months ended March 31, 2016, cash was mainly provided by the increase in advances from customers of $168,521 and an add-back of $142,326 of depreciation for non-cash expense, which was primarily offset by the loss of $207,849.

Net Cash Used In Investing Activities

Net cash used in investing activities was $6,031 for the three months ended March 31, 2017, compared to $38,949 for the three months ended March 31, 2016. During the first quarter of 2017, the cash expenditure of $6,031 was used in purchase of office equipment. During the first quarter of 2016, the cash expenditure of $38,949 was used in purchase of equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $4,806 for the three months ended March 31, 2017, compared to $78,189 used in for the three months ended March 31, 2016.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2017 and 2016, we repaid $0 of these advances, respectively. As of March 31, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,114. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,254 has been repaid. For the three months ended March 31, 2017 and 2016, we received $4,790 and $78,189 of advance, respectively. As of March 31, 2017, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $127,500.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2017, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2017

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

