Form 10-Q
period 2017-06-30
Joway Health Industries Group Inc
filed 2017-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2017 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2017 and 2016 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-19

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$799,730	$919,390
Accounts receivable	2,499	-
Other receivables	276,401	56,146
Inventories	672,740	591,308
Advances to suppliers	42,382	190,779
Prepaid taxes	65,284	42,257
Prepaid expense	-	2,304
Total current assets	1,859,036	1,802,184

PROPERTY, PLANT AND EQUIPMENT, net	4,331,384	4,383,593

OTHER ASSETS:
Intangible assets, net	511,613	510,104
Total other assets	511,613	510,104

Total assets	$6,702,033	$6,695,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$69,712	$78,591
Advances from customers	63,937	31,487
Other payables	70,492	66,288
Due to related parties	125,826	124,808
Total current liabilities	329,967	301,174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(1,920,816)	(1,741,458)
Accumulated other comprehensive income	557,111	400,394
Total stockholders’ equity	6,372,066	6,394,707
Total liabilities and stockholders’ equity	$6,702,033	$6,695,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

REVENUES	$1,130,927	$792,007	$1,873,808	$1,625,066

COST OF REVENUES	368,217	267,075	606,147	583,826

GROSS PROFIT	762,710	524,932	1,267,661	1,041,240

Selling expenses	280,480	356,770	498,794	646,527
General and administrative expenses	409,987	403,941	885,286	838,251
OPERATING EXPENSES	690,467	760,711	1,384,080	1,484,778

INCOME (LOSS) FROM OPERATIONS	72,243	(235,779)	(116,419)	(443,538)

Interest income	183	80	419	161
Other income	2,675	90	5,211	1,371
Other expenses	(68,601)	(5,811)	(68,601)	(7,152)
OTHER EXPENSE, NET	(65,743)	(5,641)	(62,971)	(5,620)

INCOME (LOSS) BEFORE INCOME TAXES	6,500	(241,420)	(179,390)	(449,158)

INCOME TAXES (INCOME TAX BENEFITS)	(32)	822	(32)	933

NET INCOME (LOSS)	6,532	(242,242)	(179,358)	(450,091)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	105,863	(192,856)	156,717	(148,262)

COMPREHENSIVE INCOME (LOSS)	$112,395	$(435,098)	$(22,641)	$(598,353)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.01)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,358)	$(450,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	211,614	226,740
Amortization	10,930	11,498
Loss on sale of assets	68,601	5,278
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,499)	-
Other receivables	(220,255)	(33,992)
Inventories	(83,800)	52,751
Advances to suppliers	148,397	18,724
Prepaid expense	2,304	2,464
Accounts payable	(8,879)	(30,560)
Advances from customers	32,450	288,861
Other payable	(2,990)	1,875
Salary and welfare payable	7,194	520
Taxes payable	(23,027)	(8,473)
Net cash provided by (used in) operating activities	(39,318)	85,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(158,864)	(46,646)
Proceeds from sale of equipment	43,635	153
Net cash used in investing activities	(115,229)	(46,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(2,035)	(1,522)
Net cash used in financing activities	(2,035)	(1,522)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	36,922	(13,149)

NET INCREASE (DECREASE) IN CASH	(119,660)	24,431

CASH, beginning of period	919,390	369,249

CASH, end of period	$799,730	$393,680

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$2,047
Interest paid	$-	$-

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jingshe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”), entered into a Call Option Agreement, dated July 20, 2010 with Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), a British Virgin Islands company (the “Call Option Agreement”), pursuant to which the Grantees had the right to purchase up to 100% of the shares of Crystal Globe (the “Call Option”) at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013 (the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the respective Option Effective Date.

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

Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2016 which was filed on March 31, 2017.

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

	For the six months ended June 30,		For the year ended December 31,
	2017	2016	2016
Period ended RMB: USD Exchange rate	6.7774	6.64335	6.94477
Average RMB: USD Exchange rate	6.8752	6.53536	6.6441

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $105,863 and ($192,856) for the three months ended June 30, 2017 and 2016, respectively, and $156,717 and ($148,262) for the six months ended June 30, 2017 and 2016, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2017 and December 31, 2016, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2017 and December 31, 2016, the Company recorded $98,288 and $95,920 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $42,382 and $190,779 as of June 30, 2017 and December 31, 2016, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2017 and 2016.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, the Company prepares product shipments upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for a franchisee customer or for non-franchisee customers. The Company recognizes revenue when the product is shipped. The Company does not sell product to any customers with a right of return as defined in ASC 605-15-25-4. Sales are presented net of value added tax (“VAT”).

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $36,039 and $46,408 for the three months ended June 30, 2017 and 2016, respectively, and $67,833 and $84,855 for the six months ended June 30, 2017 and 2016, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2017 and 2016.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2017 and the year ended December 31, 2016, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$257,793	$267,241
Finished goods	475,635	383,293
Low value consumables	37,600	36,694
Total	771,028	687,228
Less: impairment loss	(98,288)	(95,920)
Inventory, net	$672,740	$591,308

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2017 and December 31, 2016, the Company recognized $98,288 and $95,920, respectively, as a reserve for impairment loss from inventory.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
Building	$5,856,851	$5,715,700
Operating Equipment	352,250	343,761
Office furniture and equipment	353,895	336,394
Vehicles	1,097,649	1,059,627
Total	7,660,645	7,455,482
Less: accumulated depreciation	(3,329,261)	(3,071,889)
Property, plant and equipment, net	$4,331,384	$4,383,593

Depreciation expense for the three months ended June 30, 2017 and 2016 amounted to $107,662 and $84,414, respectively, and for the six months ended June 30, 2017 and 2016 amounted to $211,614 and $226,740, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2017	2016
Land use rights	$609,092	$594,413
Other intangible assets	77,930	76,052
Total	687,022	670,465
Less: accumulated amortization	(175,409)	(160,361)
Intangible assets, net	$511,613	$510,104

Amortization expense of intangible assets for the three months ended June 30, 2017 and 2016 was $5,475 and $4,640, respectively, and for the six months ended June 30, 2017 and 2016 amounted to $10,930 and $11,498, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2017	$22,619
2018	$22,619
2019	$22,619
2020	$22,619
2021	$22,619
Thereafter	$397,009

NOTE 6 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2017	2016
Shenyang Joway Industrial Development Co., Ltd.	$2,149	$2,098
Jinghe Zhang	123,677	122,710
Total	$125,826	$124,808

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,552 has been repaid. For the six months ended June 30, 2017 and 2016, the Company repaid $0 and $51 of these advances, respectively. But the exchange rate fluctuation affected $51 of increase in the balance of these advances for the six months ended June 30, 2017. As of June 30, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,149.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,613,077 has been repaid. For the six months ended June 30, 2017 and 2016, the Company repaid $2,035 and $1,471 of these advances, respectively. But the exchange rate fluctuation affected $3,002 of increase in the balance of these advances for the six months ended June 30, 2017. As of June 30, 2017, the total unpaid principal balance due Jinghe Zhang for advances was $123,677.

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

NOTE 8 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2017, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2017

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$206,991	$46,646	$160,345	$52,477	$20,707	$182,128
Daily Healthcare and Personal Care Series	303,991	68,204	235,787	49,602	30,411	298,602
Wellness House and Activated Water Machine Series	619,945	253,367	366,578	(29,836)	62,019	191,998
Segment Totals	$1,130,927	$368,217	$762,710	72,243	$113,137	672,728
Other Expense, net				(65,743)
Income Tax Benefits				(32)
Unallocated Assets						6,026,806
Net Income				$6,532
Total Assets						$6,699,534

For the three months ended June 30, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$130,534	$23,906	$106,628	$(26,610)	$14,677	$187,179
Daily Healthcare and Personal Care Series	173,814	60,763	113,051	(51,898)	19,544	184,748
Wellness House and Activated Water Machine Series	487,659	182,406	305,253	(157,271)	54,833	426,567
Segment Totals	$792,007	$267,075	$524,932	(235,779)	$89,054	798,494
Other Expense, net				(5,641)
Income Tax				822
Unallocated Assets						6,002,904
Net Loss				$(242,242)
Total Assets						$6,801,398

For the six months ended June 30, 2017

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$437,839	$101,366	$336,473	$13,065	$52,000	$182,128
Daily Healthcare and Personal Care Series	500,662	124,888	375,774	5,963	59,461	298,602
Wellness House and Activated Water Machine Series	935,307	379,893	555,414	(135,447)	111,083	191,998
Segment Totals	$1,873,808	$606,147	$1,267,661	(116,419)	$222,544	672,728
Other Expense, net				(62,971)
Income Tax Benefits				(32)
Unallocated Assets						6,026,806
Net Loss				$(179,358)
Total Assets						$6,699,534

For the six months ended June 30, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$444,498	$137,688	$306,810	$(99,314)	$65,164	$187,179
Daily Healthcare and Personal Care Series	311,786	112,601	199,185	(85,686)	45,708	184,748
Wellness House and Activated Water Machine Series	868,782	333,537	535,245	(258,538)	127,366	426,567
Segment Totals	$1,625,066	$583,826	$1,041,240	(443,538)	$238,238	798,494
Other Expense, net				(5,620)
Income Tax				933
Unallocated Assets						6,002,904
Net Loss				$(450,091)
Total Assets						$6,801,398

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Sales to franchise customers	$755,304	$444,350	$1,315,311	$1,094,347
Sales to non-franchise customers	375,623	347,657	558,497	530,719

Total sales	$1,130,927	$792,007	$1,873,808	$1,625,066

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
REVENUES	$1,130,927	$792,007	$1,873,808	$1,625,066
COST OF REVENUES	368,217	267,075	606,147	583,826
GROSS PROFIT	762,710	524,932	1,267,661	1,041,240
OPERATING EXPENSES	690,467	760,711	1,384,080	1,484,778
INCOME (LOSS) FROM OPERATIONS	72,243	(235,779)	(116,419)	(443,538)
OTHER (EXPENSE) INCOME, NET	(65,743)	(5,641)	(62,971)	(5,620)
INCOME (LOSS) BEFORE INCOME TAXES	6,500	(241,420)	(179,390)	(449,158)
INCOME TAXES (INCOME TAX BENEFITS)	(32)	822	(32)	933
NET INCOME (LOSS)	$6,532	$(242,242)	$(179,358)	$(450,091)

Business Segments

In 2017 and 2016, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$206,991	18.3%	$303,991	26.9%	$619,945	54.8%	$1,130,927
COST OF REVENUES	46,646	12.7%	68,204	18.5%	253,367	68.8%	368,217
GROSS PROFIT	160,345	21.0%	235,787	30.9%	366,578	48.1%	762,710
GROSS MARGIN	77.5%		77.6%		59.1%		67.4%
OPERATING EXPENSES	107,868	15.6%	186,185	27.0%	396,414	57.4%	690,467
INCOME (LOSS) FROM OPERATIONS	$52,477	72.6%	$49,602	68.7%	$(29,836)	-41.3%	$72,243

For the three months ended June 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$130,534	16.5%	$173,814	21.9%	$487,659	61.6%	$792,007
COST OF REVENUES	23,906	9.0%	60,763	22.8%	182,406	68.3%	267,075
GROSS PROFIT	106,628	20.3%	113,051	21.5%	305,253	58.2%	524,932
GROSS MARGIN	81.7%		65.0%		62.6%		66.3%
OPERATING EXPENSES	133,238	17.5%	164,949	21.7%	462,524	60.8%	760,711
LOSS FROM OPERATIONS	$(26,610)	11.3%	$(51,898)	22.0%	$(157,271)	66.7%	$(235,779)

For the six months ended June 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$437,839	23.4%	$500,662	26.7%	$935,307	49.9%	$1,873,808
COST OF REVENUES	101,366	16.7%	124,888	20.6%	379,893	62.7%	606,147
GROSS PROFIT	336,473	26.5%	375,774	29.6%	555,414	43.8%	1,267,661
GROSS MARGIN	76.8%		75.1%		59.4%		67.7%
OPERATING EXPENSES	323,408	23.4%	369,811	26.7%	690,861	49.9%	1,384,080
INCOME (LOSS) FROM OPERATIONS	$13,065	-11.2%	$5,963	-5.1%	$(135,447)	116.3%	$(116,419)

For the six months ended June 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$444,498	27.4%	$311,786	19.2%	$868,782	53.5%	$1,625,066
COST OF REVENUES	137,688	23.6%	112,601	19.3%	333,537	57.1%	583,826
GROSS PROFIT	306,810	29.5%	199,185	19.1%	535,245	51.4%	1,041,240
GROSS MARGIN	69.0%		63.9%		61.6%		64.1%
OPERATING EXPENSES	406,124	27.4%	284,871	19.2%	793,783	53.5%	1,484,778
LOSS FROM OPERATIONS	$(99,314)	22.4%	$(85,686)	19.3%	$(258,538)	58.3%	$(443,538)

For The Three Months Ended June 30, 2017 Compared to June 30, 2016

Revenue. For the three months ended June 30, 2017, revenue was $1,130,927 compared to $792,007 for the three months ended June 30, 2016, an increase of $338,920 or 42.8%. This increase was mainly due to the increased revenue in daily healthcare and personal care products segment and wellness houses and activated water machine products segment.

Revenue from healthcare knit goods segment increased by $76,457 or 58.6% to $206,991 for the three months ended June 30, 2017 from $130,534 for the three months ended June 30, 2016. This increase was mainly due to the increase in sales of our tourmaline bed linens and golden mattress.

Revenue from daily healthcare and personal care products increased by $130,177 or 74.9% to $303,991 for the three months ended June 30, 2017 from $173,814 for the three months ended June 30, 2016. This was mainly due to the increase in sales of our tourmaline breast petals and cleanser essence, the new products we launched in 2017.

Revenue from wellness houses and activated water machines increased by $132,286 or 27.1% to $619,945 for the three months ended June 30, 2017 from $487,659 for the three months ended June 30, 2016. This increase was mainly due to the increase in sales of our wellness house for family use. Beginning from 2017, we put more effort on promotion of our wellness house for family use.

Cost of Goods Sold. For the three months ended June 30, 2017, cost of goods sold was $368,217 compared to $267,075 for the three months ended June 30, 2016, an increase of $101,142 or 37.9%. This increase was mainly due to the increased cost in wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment increased to $46,646 for the three months ended June 30, 2017 from $23,906 for the three months ended June 30, 2016, an increase of $22,740 or 95.1%. This increase was mainly due to the increase in the cost of our tourmaline bed linens, as a result of the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $68,204 for the three months ended June 30, 2017 from $60,763 for the three months ended June 30, 2016, an increase of $7,441 or 12.2%. This increase was mainly due to the increase in the cost of tourmaline breast petals and cleanser essence, as a result of the increase in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $253,367 for the three months ended June 30, 2017 from $182,406 for the three months ended June 30, 2016, an increase of $70,961 or 38.9%. This increase was mainly due to the increase in the cost of our wellness house for family use and the construction of our wellness house.

Gross profit. Our gross profit increased by $237,778 or 45.3% to $762,710 for the three months ended June 30, 2017, compared to $524,932 for the three months ended June 30, 2016. This increase was mainly due to the increase in gross profit for daily healthcare and personal care segment. Our gross margin slightly increased from 66.3% for the three months ended June 30, 2016 to 67.4% for the three months ended June 30, 2017.

Gross profit for the healthcare knit goods segment increased by $53,717 or 50.4% to $160,345 for the three months ended June 30, 2017 compared to $106,628 for the three months ended June 30, 2016. This increase was mainly due to the increase in sales. The gross margins of healthcare knit goods segment decreased from 81.7% for the three months ended June 30, 2016 to 77.5% for the three months ended June 30, 2017. It was mainly due to the increased sale of our tourmaline bed linens, which has a lower gross profit rate.

Gross profit of daily healthcare and personal care segment increased by $122,736 or 108.6% to $235,787 for the three months ended June 30, 2017, compared to $113,051 for the three months ended June 30, 2016. This increase was mainly due to the increase in gross margin. The gross margin of daily healthcare and personal care segment increased from 65% for the three months ended June 30, 2016 to 77.6% for the three months ended June 30, 2017. It was mainly due to the increased sales of our tourmaline breast petals, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segments increased by $61,325 or 20.1% to $366,578 for the three months ended June 30, 2017, compared to $305,253 for the three months ended June 30, 2016. This increase was mainly due to the increase in sales. The gross margin of our wellness house and activated water machine segments decreased from 62.6% for the three months ended June 30, 2016 to 59.1% for the three months ended June 30, 2017. In 2017, we improved our construction technology and materials for wellness house, which led to the increased cost and decreased gross margin of our wellness house.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $70,244 or 9.2%, from $760,711 for the three months ended June 30, 2016 to $690,467 for the three months ended June 30, 2017. This decrease was mainly due to the decrease of conference expenses. In June 2016, we held a conference abroad to extend our marketing efforts, which costed us $112,398. Operating expenses for healthcare knit goods segment decreased by $25,370 or 19% to $107,868 for the three months ended June 30, 2017 from $133,238 for the three months ended June 30, 2016. Operating expenses for daily healthcare and personal care segment increased by $21,236 or 12.9% to $186,185 for the three months ended June 30, 2017 from $164,949 for the three months ended June 30, 2016. Operating expenses for our wellness house and activated water machine segment decreased by $66,110 or 14.3% to $396,414 for the three months ended June 30, 2017 from $462,524 for the three months ended June 30, 2016.

Income (loss) from operations. As a result of the foregoing, our income from operations was $72,243 for the three months ended June 30, 2017, compared to $(235,779) of loss from operations for the three months ended June 30, 2016. This was mainly due to the increase in sales.

Income taxes (income tax benefits). Due to the refund of our income tax for the year of 2016, our income tax benefits were $(32) for the three months ended June 30, 2017, compared to $822 income taxes expenses for the three months ended June 30, 2016.

Net income (loss). For the three months ended June 30, 2017, our net income was $6,532 compared to $(242,242) of net loss for the three months ended June 30, 2016. This was mainly due to the increase in sales.

For the six months Ended June 30, 2017 Compared to June 30, 2016

Revenue. For the six months ended June 30, 2017, revenue was $1,873,808 compared to $1,625,066 for the six months ended June 30, 2016, an increase of $248,742 or 15.3%. This increase was mainly due to the increase in revenue from daily healthcare and personal care segment.

Revenue from healthcare knit goods segment decreased by $6,659, or 1.5% to $437,839 for the six months ended June 30, 2017 from $444,498 for the six months ended June 30, 2016. This decrease was mainly due to the decrease in sales of our mattress products.

Revenue from daily healthcare and personal care products increased by $188,876 or 60.6% to $500,662 for the six months ended June 30, 2017 from $311,786 for the six months ended June 30, 2016. This was primarily due to the increase in sales of our tourmaline breast petals, the new product we launched in 2017.

Revenue from wellness houses and activated water machines increased by $66,525 or 7.7% to $935,307 for the six months ended June 30, 2017 from $868,782 for the six months ended June 30, 2016. This increase was mainly due to the increase in sales of our wellness house for family use. Beginning from 2017, we put more effort on promotion of our wellness house for family use and caused the increase in sales.

Cost of Goods Sold. For the six months ended June 30, 2017, cost of goods sold was $606,147 compared to $583,826 for the six months ended June 30, 2016, an increase of $22,321, or 3.8%. This increase was mainly due to the increase in wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment decreased to $101,366 for the six months ended June 30, 2017 from $137,688 for the six months ended June 30, 2016, a decrease of $36,322 or 26.4%. This decrease was mainly due to the decrease in the cost of our latex mattress.

Cost of goods sold for the daily healthcare and personal care segment increased to $124,888 for the six months ended June 30, 2017 from $112,601 for the six months ended June 30, 2016, an increase of $12,287 or 10.9%. This increase was mainly due to the increase in the cost of our tourmaline breast petals and cleanser essence, the new products we launched in 2017.

Cost of goods sold for our wellness house and activated water machine segment increased to $379,893 for the six months ended June 30, 2017 from $333,537 for the six months ended June 30, 2016, an increase of $46,356 or 13.9%. This increase was due to the increase in the cost of our wellness house for family use as a result of the increase in sales.

Gross profit. Our gross profit increased by $226,421 or 21.7% to $1,267,661 for the six months ended June 30, 2017, compared to $1,041,240 for the six months ended June 30, 2016. This increase was primarily due to the increase in gross profit from daily healthcare and personal care segment. In addition, our gross margin increased from 64.1% for the six months ended June 30, 2016 to 67.7% for the six months ended June 30, 2017. This increase was mainly due to the increase in gross margin in our daily healthcare and personal care segment and healthcare knit goods segment.

Gross profit for the healthcare knit goods segment increased by $29,663 or 9.7% to $336,473 for the six months ended June 30, 2017 compared to $306,810 for the six months ended June 30, 2016. This increase was mainly due to the increase in gross profit from our mattress products. The gross margins of healthcare knit goods segment increased from 69% for the six months ended June 30, 2016 to 76.8% for the six months ended June 30, 2017. It was mainly due to that we gave more discounts to our franchisees on our latex mattress in the annual conference held in January 2016.

Gross profit of daily healthcare and personal care segment increased by $176,589 or 88.7% to $375,774 for the six months ended June 30, 2017, compared to $199,185 for the six months ended June 30, 2016. This increase was primarily due to the increase in sales. Our gross margin of daily healthcare and personal care segment increased from 63.9% for the six months ended June 30, 2016 to 75.1% for the six months ended June 30, 2017. This was mainly due to our new product, tourmaline breast petals, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segment increased by $20,169 or 3.8% to $555,414 for the six months ended June 30, 2017, compared to $535,245 for the six months ended June 30, 2016. This increase was mainly due to the increase in gross profit of our wellness house for family use. The gross margin of our wellness house and activated water machine segments slightly decreased from 61.6% for the six months ended June 30, 2016 to 59.4% for the six months ended June 30, 2017.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $100,698, or 6.8%, from $1,484,778 for the six months ended June 30, 2016 to $1,384,080 for the six months ended June 30, 2017. This decrease was mainly due to the decreased conference expenses. Operating expenses for healthcare knit goods segment decreased by $82,716 or 20.4% to $323,408 for the six months ended June 30, 2017 from $406,124 for the six months ended June 30, 2016. Operating expenses for daily healthcare and personal care segment increased by $84,940 or 29.8% to $369,811 for the six months ended June 30, 2017 from $284,871 for the six months ended June 30, 2016. Operating expenses for our wellness house and activated water machine segment decreased by $102,922 or 13% to $690,861 for the six months ended June 30, 2017 from $793,783 for the six months ended June 30, 2016.

Loss from operations. As a result of the foregoing, our loss from operations was $116,419 for the six months ended June 30, 2017, compared to $443,538 for the six months ended June 30, 2016, a decrease of $327,119.

Income taxes (income tax benefits). Our income tax benefits were negative $(32) for the six months ended June 30, 2017, compared to $933 income tax expenses for the six months ended June 30, 2016. The income tax benefits for the first half year of 2017 was due to the refund of our income tax for 2016.

Net loss. Our net loss was $179,358 for the six months ended June 30, 2017, compared to $450,091 for the six months ended June 30, 2016. This decrease of net loss was mainly due to the increase of sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Sales to franchise customers	$755,304	$444,350	$1,315,311	$1,094,347
Sales to non-franchise customers	375,623	347,657	558,497	530,719

Total sales	$1,130,927	$792,007	$1,873,808	$1,625,066

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2017 was $919,390 and decreased to $799,730 by the end of June 30, 2017, a decrease of $119,660. This decrease was mainly due to our investing activities. On June 30, 2017, we had net working capital of $1,529,069, an increase of $28,059 from $1,501,010 on December 31, 2016.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(39,318)	85,595
Investing activities	(115,229)	(46,493)
Financing activities	$(2,035)	(1,522)

Net Cash Provided By (Used in) Operating Activities

For the six months ended June 30, 2017, $(39,318) of net cash was used in operating activities, compared to $85,595 of net cash provided by operating activities for the six months ended June 30, 2016. This was primarily due to the increase in other receivables.

For the six months ended June 30, 2017, cash was mainly used to cover our loss of $179,358 and an increase in other receivables of 220,255, which were primarily offset by an add-back of $211,614 of depreciation for non-cash expense, a decrease in advances to suppliers of $148,397.

For the six months ended June 30, 2016, cash was mainly provided by an add-back of $226,740 of depreciation for non-cash expense, an increase in advances from customer of $288,861, which were primarily offset by our loss of $450,091.

Net Cash Used In Investing Activities

Net cash used in investing activities was $115,229 for the six months ended June 30, 2017, compared to $46,493 of cash used in for the six months ended June 30, 2016. For the six months ended June 30, 2017, we expended $158,864 on purchase of vehicles and office equipment. For the six months ended June 30, 2016, the cash expenditure of $46,646 was used in purchase of office equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $2,035 for the six months ended June 30, 2017, compared to $1,522 for the six months ended June 30, 2016. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $0 and $51 of these advances for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,149. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,613,077 has been repaid. For the three months ended June 30, 2017 and 2016, we repaid $2,035 and $1,471 of advance, respectively. As of June 30, 2017, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $123,677.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2017, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2017 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 14, 2017

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

