Form 10-Q
period 2017-09-30
Joway Health Industries Group Inc
filed 2017-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2017 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-19

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$784,215	$919,390
Accounts receivable	2,716	-
Other receivables	50,618	56,146
Inventories	567,740	591,308
Advances to suppliers	189,433	190,779
Prepaid taxes	41,484	42,257
Prepaid expense	3,329	2,304
Total current assets	1,639,535	1,802,184

PROPERTY, PLANT AND EQUIPMENT, net	4,425,621	4,383,593

OTHER ASSETS:
Intangible assets, net	515,416	510,104
Total other assets	515,416	510,104

Total assets	$6,580,572	$6,695,881

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,656	$78,591
Advances from customers	130,886	31,487
Other payables	65,461	66,288
Due to related parties	127,483	124,808
Total current liabilities	387,486	301,174

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(2,213,486)	(1,741,458)
Accumulated other comprehensive income	670,801	400,394
Total stockholders' equity	6,193,086	6,394,707
Total liabilities and stockholders' equity	$6,580,572	$6,695,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

REVENUES	$734,938	$894,194	$2,608,746	$2,519,260

COST OF REVENUES	312,613	375,874	918,760	959,700

GROSS PROFIT	422,325	518,320	1,689,986	1,559,560

Selling expenses	235,005	245,199	733,799	891,726
General and administrative expenses	447,777	396,433	1,333,063	1,234,684
OPERATING EXPENSES	682,782	641,632	2,066,862	2,126,410

LOSS FROM OPERATIONS	(260,457)	(123,312)	(376,876)	(566,850)

Interest income	147	121	566	282
Other income	9,880	180	15,091	1,551
Other expenses	(42,240)	(497)	(110,841)	(7,649)
OTHER EXPENSE, NET	(32,213)	(196)	(95,184)	(5,816)

LOSS BEFORE INCOME TAXES	(292,670)	(123,508)	(472,060)	(572,666)

INCOME TAXES (BENEFITS)	-	(8)	(32)	925

NET LOSS	(292,670)	(123,500)	(472,028)	(573,591)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	113,690	(25,644)	270,407	(173,906)

COMPREHENSIVE LOSS	$(178,980)	$(149,144)	$(201,621)	$(747,497)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(472,028)	$(573,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	326,896	355,083
Amortization	16,561	17,132
Loss on sale of assets	110,841	5,243
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,716)	(2,381)
Other receivables	5,528	5,458
Inventories	19,384	151,418
Advances to suppliers	1,346	(15,746)
Prepaid expense	(1,025)	(1,135)
Accounts payable	(14,935)	(40,502)
Advances from customers	99,399	160,013
Other payable	(5,896)	3,745
Salary and welfare payable	5,069	6,184
Taxes payable	773	44,520
Net cash provided by operating activities	89,197	115,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(355,765)	(46,335)
Proceeds from sale of equipment	74,538	152
Net cash used in investing activities	(281,227)	(46,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(2,707)	(2,463)
Net cash used in financing activities	(2,707)	(2,463)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	59,562	(31,246)

NET INCREASE (DECREASE) IN CASH	(135,175)	35,549

CASH, beginning of period	919,390	369,249

CASH, end of period	$784,215	$404,798

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$2,848	$2,848
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2016 which was filed on March 31, 2017.

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

	For the nine months ended September 30,		For the year ended December 31,
	2017	2016	2016
Period ended RMB: USD Exchange rate	6.8063	6.66938	6.94477
Average RMB: USD Exchange rate	6.6545	6.57924	6.6441

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $113,690 and $(25,644) for the three months ended September 30, 2017 and 2016, respectively, and $270,407 and $(173,906) for the nine months ended September 30, 2017 and 2016, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2017 and December 31, 2016, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2017 and December 31, 2016, the Company recorded $100,104 and $95,920 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $189,433 and $190,779 as of September 30, 2017 and December 31, 2016, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2017 and 2016.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $42,283 and $41,060 for the three months ended September 30, 2017 and 2016, respectively, and $110,116 and $125,915 for the nine months ended September 30, 2017 and 2016, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months periods ended September 30, 2017 and 2016.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts receivable	$2,716	$-
Less: allowance for bad debt	-	-
	$2,716	$-

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$243,953	$267,241
Finished goods	385,597	383,293
Low value consumables	38,294	36,694
Total	667,844	687,228
Less: impairment loss	(100,104)	(95,920)
Inventory, net	$567,740	$591,308

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2017 and December 31, 2016, the Company recognized $100,104 and $95,920, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Building	$5,983,422	$5,715,700
Operating Equipment	364,738	343,761
Office furniture and equipment	358,615	336,394
Vehicles	1,091,338	1,059,627
Total	7,798,113	7,455,482
Less: accumulated depreciation	(3,372,492)	(3,071,889)
Property, plant and equipment, net	$4,425,621	$4,383,593

Depreciation expense for the three months ended September 30, 2017 and 2016 amounted to $115,282 and $128,343, respectively, and for the nine months ended September 30, 2017 and 2016 amounted to $326,896 and $355,083, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
Land use rights	$620,341	$594,413
Other intangible assets	79,370	76,052
Total	699,711	670,465
Less: accumulated amortization	(184,295)	(160,361)
Intangible assets, net	$515,416	$510,104

Amortization expense of intangible assets for the three months ended September 30, 2017 and 2016 was $5,631 and $5,634, respectively, and for the nine months ended September 30, 2017 and 2016 amounted to $16,561 and $17,132, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2017	$22,619
2018	$22,619
2019	$22,619
2020	$22,619
2021	$22,619
Thereafter	$397,009

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2017	2016
Shenyang Joway Industrial Development Co., Ltd.	$2,189	$2,098
Jinghe Zhang	125,294	122,710
Total	$127,483	$124,808

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,512 has been repaid. For the nine months ended September 30, 2017 and 2016, the Company repaid $0 and $60 of these advances, respectively. As of September 30, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,189.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,611,460 has been repaid. The Company repaid $2,707 and $2,403 of advances to Jinghe Zhang for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total unpaid principal balance due Jinghe Zhang for advances was $125,294.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the nine months ended September 30,
	2017	2016
Tax computed at China statutory rates	25%	25%
Effect of losses	(25)%	(25)%
Effective rate	0%	0%

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2017, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$162,297	$55,115	$107,182	$(44,882)	$26,705	$165,363
Daily Healthcare and Personal Care Series	225,437	82,004	143,433	(62,034)	37,095	216,318
Wellness House and Activated Water Machine Series	347,204	175,494	171,710	(153,541)	57,131	260,605
Segment Totals	$734,938	$312,613	$422,325	(260,457)	$120,931	642,286
Other Expense, net				(32,213)
Income Taxes				-
Unallocated Assets						5,938,286
Net Loss				$(292,670)
Total Assets						$6,580,572

For the three months ended September 30, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$149,220	$37,915	$111,305	$16,293	$22,358	$176,775
Daily Healthcare and Personal Care Series	242,402	117,278	125,124	(57,775)	36,319	202,485
Wellness House and Activated Water Machine Series	502,572	220,681	281,891	(81,830)	75,300	361,356
Segment Totals	$894,194	$375,874	$518,320	(123,312)	$133,977	740,616
Other Expense, net				(196)
Income Benefits				(8)
Unallocated Assets						5,779,441
Net Loss				$(123,500)
Total Assets						$6,520,057

For the nine months ended September 30, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$600,136	$156,481	$443,655	$(31,817)	$79,012	$165,363
Daily Healthcare and Personal Care Series	726,099	206,892	519,207	(56,071)	95,595	216,318
Wellness House and Activated Water Machine Series	1,282,511	555,387	727,124	(288,988)	168,850	260,605
Segment Totals	$2,608,746	$918,760	$1,689,986	(376,876)	$343,457	642,286
Other Expense, net				(95,184)
Income Benefits				(32)
Unallocated Assets						5,938,286
Net Loss				$(472,028)
Total Assets						$6,580,572

For the nine months ended September 30, 2016

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$593,718	$175,603	$418,115	$(83,021)	$87,720	$176,775
Daily Healthcare and Personal Care Series	554,188	229,879	324,309	(143,461)	81,880	202,485
Wellness House and Activated Water Machine Series	1,371,354	554,218	817,136	(340,368)	202,615	361,356
Segment Totals	$2,519,260	$959,700	$1,559,560	(566,850)	$372,215	740,616
Other Expense, net				(5,816)
Income Tax				925
Unallocated Assets						5,779,441
Net Loss				$(573,591)
Total Assets						$6,520,057

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Sales to franchise customers	$585,722	$570,189	$1,901,033	$1,664,536
Sales to non-franchise customers	149,216	324,005	707,713	854,724

Total sales	$734,938	$894,194	$2,608,746	$2,519,260

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

Other expense. Our other expense consists primarily of interest income, investment income and bank service fee.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, the income tax rate of our PRC subsidiaries is generally 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
REVENUES	$734,938	$894,194	$2,608,746	$2,519,260
COST OF REVENUES	312,613	375,874	918,760	959,700
GROSS PROFIT	422,325	518,320	1,689,986	1,559,560
OPERATING EXPENSES	682,782	641,632	2,066,862	2,126,410
LOSS FROM OPERATIONS	(260,457)	(123,312)	(376,876)	(566,850)
OTHER EXPENSE, NET	(32,213)	(196)	(95,184)	(5,816)
LOSS BEFORE INCOME TAXES	(292,670)	(123,508)	(472,060)	(572,666)
INCOME TAXES (BENEFITS)	-	(8)	(32)	925
NET LOSS	$(292,670)	$(123,500)	$(472,028)	$(573,591)

Business Segments

In 2017 and 2016, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$162,297	22.1%	$225,437	30.7%	$347,204	47.2%	$734,938
COST OF REVENUES	55,115	17.6%	82,004	26.2%	175,494	56.1%	312,613
GROSS PROFIT	107,182	25.4%	143,433	34.0%	171,710	40.7%	422,325
GROSS MARGIN	66.0%		63.6%		49.5%		57.5%
OPERATING EXPENSES	152,064	22.3%	205,467	30.1%	325,251	47.6%	682,782
LOSS FROM OPERATIONS	$(44,882)	17.2%	$(62,034)	23.8%	$(153,541)	59.0%	$(260,457)

For the three months ended September 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$149,220	16.7%	$242,402	27.1%	$502,572	56.2%	$894,194
COST OF REVENUES	37,915	10.1%	117,278	31.2%	220,681	58.7%	375,874
GROSS PROFIT	111,305	21.5%	125,124	24.1%	281,891	54.4%	518,320
GROSS MARGIN	74.6%		51.6%		56.1%		58.0%
OPERATING EXPENSES	95,012	14.8%	182,899	28.5%	363,721	56.7%	641,632
INCOME (LOSS) FROM OPERATIONS	$16,293	-13.2%	$(57,775)	46.9%	$(81,830)	66.4%	$(123,312)

For the nine months ended September 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$600,136	23.0%	$726,099	27.8%	$1,282,511	49.2%	$2,608,746
COST OF REVENUES	156,481	17.0%	206,892	22.5%	555,387	60.4%	918,760
GROSS PROFIT	443,655	26.3%	519,207	30.7%	727,124	43.0%	1,689,986
GROSS MARGIN	73.9%		71.5%		56.7%		64.8%
OPERATING EXPENSES	475,472	23.0%	575,278	27.8%	1,016,112	49.2%	2,066,862
LOSS FROM OPERATIONS	$(31,817)	8.4%	$(56,071)	14.9%	$(288,988)	76.7%	$(376,876)

For the nine months ended September 30, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$593,718	23.6%	$554,188	22.0%	$1,371,354	54.4%	$2,519,260
COST OF REVENUES	175,603	18.3%	229,879	24.0%	554,218	57.7%	959,700
GROSS PROFIT	418,115	26.8%	324,309	20.8%	817,136	52.4%	1,559,560
GROSS MARGIN	70.4%		58.5%		59.6%		61.9%
OPERATING EXPENSES	501,136	23.6%	467,770	22.0%	1,157,504	54.4%	2,126,410
LOSS FROM OPERATIONS	$(83,021)	14.6%	$(143,461)	25.3%	$(340,368)	60.0%	$(566,850)

For The Three Months Ended September 30, 2017 Compared to September 30, 2016

Revenue. For the three months ended September 30, 2017, revenue was $734,938 compared to $894,194 for the three months ended September 30, 2016, a decrease of $159,256 or 17.8%. This decrease was mainly due to the decrease in revenue from wellness house.

Revenue from healthcare knit goods segment increased by $13,077 or 8.8% to $162,297 for the three months ended September 30, 2017 from $149,220 for the three months ended September 30, 2016. This increase was mainly due to the increase in sales of our Tourmaline Bed Linens.

Revenue from daily healthcare and personal care products decreased by $16,965 or 7% to $225,437 for the three months ended September 30, 2017 from $242,402 for the three months ended September 30, 2016. This was primarily due to the decrease in sales of Body Composition Analyzer, which is a new product launched in August 2016.

Revenue from wellness houses and activated water machines decreased by $155,368 or 30.9% to $347,204 for the three months ended September 30, 2017 from $502,572 for the three months ended September 30, 2016. This was primarily due to the slowing demand for our wellness houses in 2017.

Cost of Goods Sold. For the three months ended September 30, 2017, cost of goods sold was $312,613 compared to $375,874 for the three months ended September 30, 2016, a decrease of $63,261 or 16.8%. This decrease was mainly due to the decrease in the cost of wellness house and activated water machine segment and daily healthcare and personal care segment.

Cost of goods sold for healthcare knit goods segment increased to $55,115 for the three months ended September 30, 2017 from $37,915 for the three months ended September 30, 2016, an increase of $17,200 or 45.4%. This increase was due to the increase in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $82,004 for the three months ended September 30, 2017 from $117,278 for the three months ended September 30, 2016, a decrease of $35,274 or 30.1%. This decrease was due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $175,494 for the three months ended September 30, 2017 from $220,681 for the three months ended September 30, 2016, a decrease of $45,187 or 20.5%. This decrease was mainly due to the decrease in the cost of the construction of our wellness house as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $95,995 or 18.5% to $422,325 for the three months ended September 30, 2017, compared to $518,320 for the three months ended September 30, 2016. This decrease was mainly due to the decrease in gross profit of wellness house and activated water machine segment. Our gross margin slightly decreased from 58% for the three months ended September 30, 2016 to 57.5% for the three months ended September 30, 2017.

Gross profit for the healthcare knit goods segment decreased by $4,123 or 3.7% to $107,182 for the three months ended September 30, 2017 compared to $111,305 for the three months ended September 30, 2016. This decrease was mainly due to decrease in gross profit from our tourmaline pillow, on which we gave more discounts to our franchisees in 2017. The gross margins of healthcare knit goods segment decreased from 74.6% for the three months ended September 30, 2016 to 66% for the three months ended September 30, 2017, which were influenced greatly by price reduction because more discounts were given to our franchisees.

Gross profit of daily healthcare and personal care segment increased by $18,309 or 14.6% to $143,433 for the three months ended September 30, 2017, compared to $125,124 for the three months ended September 30, 2016. This increase was mainly due to the increased profit of tourmaline shawls. The gross margin of daily healthcare and personal care segment increased from 51.6% for the three months ended September 30, 2016 to 63.6% for the three months ended September 30, 2017. In 2016, we gave more discounts to our franchisees on our daily healthcare and personal care segment.

Gross profit of the wellness house and activated water machine segments decreased by $110,181 or 39.1% to $171,710 for the three months ended September 30, 2017, compared to $281,891 for the three months ended September 30, 2016. This decrease was mainly due to the decrease in gross profit from construction of wellness houses. The gross margin of our wellness house and activated water machine segments decreased from 56.1% for the three months ended September 30, 2016 to 49.5% for the three months ended September 30, 2017. This decrease was mainly influenced by increased cost of having improved our wellness houses construction to achieve higher fire safety standard.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $41,150 or 6.4%, from $641,632 for the three months ended September 30, 2016 to $682,782 for the three months ended September 30, 2017. This increase was mainly due to the increase of salary and conference expenses. Operating expenses for healthcare knit goods segment increased by $57,052 or 60% to $152,064 for the three months ended September 30, 2017 from $95,012 for the three months ended September 30, 2016. Operating expenses for daily healthcare and personal care segment increased by $22,568 or 12.3% to $205,467 for the three months ended September 30, 2017 from $182,899 for the three months ended September 30, 2016. Operating expenses for our wellness house and activated water machine segment decreased by $38,470 or 10.6% to $325,251 for the three months ended September 30, 2017 from $363,721 for the three months ended September 30, 2016.

Loss from operations. As a result of the foregoing, our loss from operations was $260,457 for the three months ended September 30, 2017, compared to $123,312 for the three months ended September 30, 2016, an increase of $137,145. The increased loss was mainly due to the decrease in sales.

Income taxes (income tax benefits). Our income tax expenses were $0 for the three months ended September 30, 2017, compared to negative $8 for the three months ended September 30, 2016. The income tax benefits for the third quarter of 2017 were due to the refund of our income tax for 2016.

Net loss. For the three months ended September 30, 2017, our net loss was $292,670 compared to $123,500 for the three months ended September 30, 2016, which was mainly due to decrease in sales.

For the Nine Months Ended September 30, 2017 Compared to September 30, 2016

Revenue. For the nine months ended September 30, 2017, revenue was $2,608,746 compared to $2,519,260 for the nine months ended September 30, 2016, an increase of $89,486 or 3.6%. This increase was mainly due to the increase in revenue from daily healthcare and personal care products.

Revenue from healthcare knit goods segment slightly increased by $6,418, or 1.1% to $600,136 for the nine months ended September 30, 2017 from $593,718 for the nine months ended September 30, 2016.

Revenue from daily healthcare and personal care products increased by $171,911 or 31% to $726,099 for the nine months ended September 30, 2017 from $554,188 for the nine months ended September 30, 2016. This was primarily due to the increase in sales of our tourmaline breast petals, the new product we launched in 2017.

Revenue from wellness houses and activated water machines increased by $88,843 or 6.5% to $1,282,511 for the nine months ended September 30, 2017 from $1,371,354 for the nine months ended September 30, 2016. This decrease was mainly due to the decrease in construction of wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2017, cost of goods sold was $918,760 compared to $959,700 for the nine months ended September 30, 2016, a decrease of $40,940, or 4.3%. This decrease was mainly due to the decrease in the cost of daily healthcare and personal care segment and healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment decreased to $156,481 for the nine months ended September 30, 2017 from $175,603 for the nine months ended September 30, 2016, a decrease of $19,122 or 10.9%. This decrease was mainly due to the decrease in the cost of our latex mattress, as a result of decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $206,892 for the nine months ended September 30, 2017 from $229,879 for the nine months ended September 30, 2016, a decrease of $22,987 or 10%. This decrease was mainly due to the decrease in the cost of Body Composition Analyzer, as a result of decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment increased to $555,387 for the nine months ended September 30, 2017 from $554,218 for the nine months ended September 30, 2016, a slightly increase of $1,169 or 0.2%.

Gross profit. Our gross profit increased by $130,426 or 8.4% to $1,689,986 for the nine months ended September 30, 2017, compared to $1,559,560 for the nine months ended September 30, 2016. This increase was due to the increase in gross profit of daily healthcare and personal care segment. Our gross margin slightly increased from 61.9% for the nine months ended September 30, 2016 to 64.8% for the nine months ended September 30, 2017.

Gross profit for the healthcare knit goods segment increased by $25,540 or 6.1% to $443,655 for the nine months ended September 30, 2017 compared to $418,115 for the nine months ended September 30, 2016. This increase was mainly due to the increase in gross profit for our mattress products. The gross margins of healthcare knit goods segment increased from 70.4% for the nine months ended September 30, 2016 to 73.9% for the nine months ended September 30, 2017. It was mainly due to that we gave more discounts to our franchisees on our latex mattress in the annual conference held in January 2016.

Gross profit of daily healthcare and personal care segment decreased by $194,898 or 13% to $519,207 for the nine months ended September 30, 2017, compared to $324,309 for the nine months ended September 30, 2016. This increase was primarily due to the increase in sales. Our gross margin of daily healthcare and personal care segment increased from 58.5% for the nine months ended September 30, 2016 to 71.5% for the nine months ended September 30, 2017. This was mainly due to our new product, tourmaline breast petals, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segments decreased by $90,012 or 2.9% to $727,124 for the nine months ended September 30, 2017, compared to $817,136 for the nine months ended September 30, 2016. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased slightly from 59.6% for the nine months ended September 30, 2016 to 56.7% for the nine months ended September 30, 2017.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $59,548 or 2.8%, from $2,126,410 for the nine months ended September 30, 2016 to $2,066,862 for the nine months ended September 30, 2017. This decrease was mainly due to the decrease of conference expenses. Operating expenses for healthcare knit goods segment decreased by $25,664 or 5.1% to $475,472 for the nine months ended September 30, 2017 from $501,136 for the nine months ended September 30, 2016. Operating expenses for daily healthcare and personal care segment increased by $107,508 or 23% to $575,278 for the nine months ended September 30, 2017 from $467,770 for the nine months ended September 30, 2016. Operating expenses for our wellness house and activated water machine segment increased by $141,392 or 12.2% to $1,016,112 for the nine months ended September 30, 2017 from $1,157,504 for the nine months ended September 30, 2016.

Loss from operations. As a result of the foregoing, our loss from operations was $376,876 for the nine months ended September 30, 2017, compared to $566,850 for the nine months ended September 30, 2016, a decrease of $189,974. This was mainly due to the increase in sales and decrease in costs.

Income taxes (income tax benefits). Our income tax benefits were $(32) for the nine months ended September 30, 2017, compared to $925 income tax expenses for the nine months ended September 30, 2016. The income tax benefits in 2017 was due to the refund of our income tax for 2016.

Net loss. Our net loss was $472,028 for the nine months ended September 30, 2017, compared to $573,591 for the nine months ended September 30, 2016. This decrease was mainly due to the decrease in loss from operation.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Sales to franchise customers	$585,722	$570,189	$1,901,033	$1,664,536
Sales to non-franchise customers	149,216	324,005	707,713	854,724

Total sales	$734,938	$894,194	$2,608,746	$2,519,260

Liquidity and Capital Resources

Our cash at December 31, 2016 was $919,390 and decreased to $784,215 at September 30, 2017, a decrease of $135,175. This decrease was mainly due to our cash flow from investing activities. On September 30, 2017, we had net working capital of $1,252,049, a decrease of $248,961 from $1,501,010 on December 31, 2016.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$89,197	$115,441
Investing activities	$(281,227)	$(46,183)
Financing activities	$(2,707)	$(2,463)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $89,197 for the nine months ended September 30, 2017, compared to $115,441 for the nine months ended September 30, 2016. This decrease was primarily due to increased case used in inventory purchase in 2017.

For the nine months ended September 30, 2017, cash was mainly provided by add-back of $326,896 of depreciation and $110,841 of loss on sale of assets for non-cash expense, the increase in advances from customer of $99,399, which was primarily offset by cash used to cover the loss of $472,028,

For the nine months ended September 30, 2016, cash was mainly provided by an add-back of $355,083 of depreciation for non-cash expense, the increase in advances from customer of $160,013 and the decrease in inventory purchase of $151,418, which was primarily offset by cash used to cover the loss of $573,591,

Net Cash Used in Investing Activities

Net cash used in investing activities was $281,227 for the nine months ended September 30, 2017, compared to $46,183 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we expended $355,765 on purchase of vehicles and office equipment. For the nine months ended September 30, 2016, we expended $46,335 on purchase of office equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2,707 for the nine months ended September 30, 2017, compared to $2,463 for the nine months ended September 30, 2016.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $0 and $60 of these advances for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total unpaid principal balance due Shenyang Joway for advances was $2,189. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang. We repaid $2,707 and $2,403 of advances to Jinghe Zhang for the nine months ended September 30, 2017 and 2016, respectively.. As of September 30, 2017, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $125,294.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2017, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2017 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2017

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer

