Form 10-K
period 2017-12-31
Joway Health Industries Group Inc
filed 2018-04-02
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of December 31, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was $195,900. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of April 2, 2018, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2018. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Corporate History

Joway Health Industries Group, Inc.

Until October1, 2010, we were a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We were originally formed as a Texas corporation on March 21, 2003 to acquire most of the assets and certain liabilities of and succeed to the business of G2 Companies, Inc., (formerly Hartland Investment, Inc.), as an independent recording company and artist management company. The acquisition of G2 Companies, Inc. was consummated on April 1, 2003. On May 13, 2008, through a registered offering, we sold 1,284,574 shares of our common stock raising an aggregate of $128,457, before costs of the Offering. Our common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GTVI” on September 11, 2009. Prior to the Share Exchange Transaction, discussed below, we were a development stage music recording, production and artist management company that had limited operations, primarily due to our inability to raise sufficient capital.

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

On October1, 2010, as a result of a transaction with Dynamic Elite (the “Share Exchange”), Dynamic Elite became our wholly-owned subsidiary and we ceased to be a shell company. Dynamic Elite is the holding company of all the equity of Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”).

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

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi andMr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2017 and 2016, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Shengtang Trading

Shengtang Trading was cofoundedby Joway Shengshi and Mr. Jingyun Chen under PRC law on September 18, 2009, with a registered capital of RMB 2,000,000. Its term of operation expires on September 17, 2029. It was formed to engage in the business of importing and exporting merchandise and technology; knitwear, biochemistry (excluding toxic chemicals and drugs), and the wholesale and retail sale of hardware. Prior to July 28, 2010, Joway Shengshi owned 95% of Shengtang Trading. On July 28, 2010, Joway Shengshi entered into a share acquisition agreement with Mr. Aiying Wang to acquire the remaining 5% of the shares of Shengtang Trading for RMB 100,000 in cash. As a result of the acquisition, Joway Shengshi became the sole shareholder of Shengtang Trading.

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

On November 13, 2016, Mr. Jinghe Zhang exercised his Call Option as to 99% of the shares of Crystal Globe and Mr. Baogang Song exercised his Call Option as to 1% of the shares of Crystal Globe. As a result of exercising his Call Option, Mr. Zhang became the controlling shareholder of Crystal Globe and in turn, the controlling shareholder of the Company. On November 20, 2016, Mr. Song transferred his1% of the shares of Crystal Globe to Mr. Zhang. Mr. Zhang now controls 17,408,000 shares, or 86.81%, of the issued and outstanding shares of the Company’s common stock.

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2017, we had 89 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

For the fiscal years ended December 31, 2017 and 2016, our healthcare knit goods series of products accounted for approximately 22.4% and 20.8% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2017 and 2016, our daily healthcare and personal care series of products accounted for approximately 27.8% and 28.0% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated waist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits. This series is also comprised of four edible products without tourmaline treatment, including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation.

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

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2017 and 2016, our wellness house and activated water machine series of products accounted for approximately 49.9% and 51.3% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. Tourmaline is perceived to have certain health benefits. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can contain two to three people; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs are infused tourmaline particles into filters. Our Foot Sauna Bucket is filled with tourmaline particles on the bottom.

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

Return Policy

It is the Company’s normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During the year of 2017 and 2016, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2017 and 2016.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have nineteen employees engaged in manufacturing as of December 31, 2017. We had our own design team comprising seven designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2017 and 2016, respectively.

Top Ten Customers in 2017

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd.	¥1,836,850	$271,811	Tourmaline Bed Linens, Latex Pillow, Golden Mattress, etc.	6.4%
2	Xie Weijing Store	1,279,606	189,352	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	4.4%
3	Wen Zhanhe Store	1,241,906	183,773	Tourmaline Scarf, Tourmaline Bed Linens, Wellness House, etc.	4.3%
4	Xu Xiangyun Store	1,228,409	181,776	Foot Sauna Bucket, Wellness House, Tourmaline Scarf, etc.	4.2%
5	Zhang Xiangyue Store	924,163	136,754	Wellness House, Foot Sauna Bucket, Golden Mattress, etc.	3.2%
6	Zhu Cuiliu Store	863,829	127,826	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	3.0%
7	Li Xiaojun Store	807,492	119,490	Foot Sauna Bucket, Wellness House, Tap Water Purifier, etc.	2.8%
8	Zhang Aiyun Store	791,742	117,159	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	2.7%
9	Wang Jun Store	692,695	102,503	Tourmaline Bed Linens, Foot Sauna Bucket, Tap Water Purifier, etc.	2.4%
10	Xia Caoyong Store	633,904	93,803	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	2.2%
		¥10,300,596	$1,524,247		35.6%

Top Ten Customers in 2016

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd.	¥1,316,170	$198,096	Tourmaline Mattress, Tap Water Purifier, Foot Sauna Bucket, etc.	4.6%
2	Xu Xiangyun Store	1,110,061	167,075	Tourmaline Mattress, Foot Sauna Bucket, Wellness House, etc.	3.9%
3	Zhang Xiangyue Store	1,026,109	154,439	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	3.6%
4	Liu Jinmiao Store	733,400	110,384	Foot Sauna Bucket, Tap Water Purifier, Latex Mattress, etc.	2.6%
5	Wang Xiaojun Store	627,295	94,414	Tourmaline Latex Pillow, Tourmaline Scarves, Tourmaline Underwear, etc.	2.2%
6	Guo Laijin Store	559,047	84,142	Tap Water Purifier, Foot Sauna Bucket, Tourmaline Bed Linens, etc.	2.0%
7	Miao Li Store	518,811	78,086	Golden Mattress, Tap Water Purifier, Tourmaline Waist Protector, etc.	1.8%
8	Cao Xueqin Store	518,075	77,975	Foot Sauna Bucket, Tap Water Purifier, Wellness House, etc.	1.8%
9	Wang Jun Store	495,672	74,603	Foot Sauna Bucket, Tourmaline Bed Linens, Tourmaline Mattress, etc.	1.7%
10	Xie Weijing Store	489,590	73,688	Tourmaline Mattress, Foot Sauna Bucket, Golden Mattress, etc.	1.7%
		¥7,394,230	$1,112,902		25.9%

Our main customers are franchisees that are authorized to sell our products exclusively. None of our customers accounted for more than 10% of our annual sales revenue in 2017 and 2016.

Suppliers

Below is a list of our top ten suppliers in 2017 and 2016, respectively.

Top Ten Suppliers in 2017

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Guangzhou Sanjian Wood Products Co., Ltd.	¥1,326,600	$196,306	Foot Sauna Bucket	12.6%
2	Healthland sauna equipment Co., Ltd.	645,000	95,445	Wellness House for family use	6.1%
3	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	539,660	79,857	Tap Water Purifier and Materials	5.1%
4	Erlian Haote Yuanheng Wood Industry Co., Ltd.	464,173	68,687	Wellness House Materials	4.4%
5	Shijiazhuang Huajie Wood Industry Co., Ltd.	455,250	67,366	Wellness House Materials	4.3%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	412,654	61,063	Package	3.9%
7	Penglai Huakang Healthcare Product Co., Ltd.	335,000	49,572	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	3.2%
8	Haimen Baibaoli Bedding textile factory	316,424	46,823	Tourmaline Bed Linens	3.0%
9	Hangzhou Siluhua Home textile Co., Ltd.	265,855	39,340	Mattress Products and Other Bedding Articles	2.5%
10	Lianyungang Dongguang Floor Heating Co., Ltd.	265,590	39,301	Wellness House Materials	2.5%
		¥5,026,206	$743,760		47.6%

Top Ten Suppliers in 2016

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	¥802,876	$120,840	Tap Water Purifier and Materials	8.8%
2	Tianjin Zhengxinglong Packing Products Co., Ltd.	766,780	115,408	Package	8.4%
3	Beijing Quanfu Wood Products Co., Ltd.	753,600	113,424	Wellness House Materials	8.2%
4	Shenzhen Josen Industry Co., Ltd	709,676	106,813	Wellness House for family use	7.8%
5	Shenzhen Ainuowei Electronics Co., Ltd.	626,564	94,304	Foot Sauna Bucket	6.8%
6	Lianyungang Dongguang Floor Heating Co., Ltd.	571,428	86,005	Wellness House Materials	6.2%
7	Hangzhou Siluhua Home textile Co., Ltd.	467,199	70,318	Mattress Products and Other Bedding Articles	5.1%
8	Tianjin 51 Health Network Technology Co., Ltd.	419,400	63,124	Body Composition Analyzer	4.6%
9	Penglai Huakang Healthcare Product Co., Ltd.	380,573	57,280	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	4.2%
10	Suzhou Jinmao Daily Chemicals Co., Ltd.	330,840	49,795	Toothpaste	3.6%
		¥5,828,936	$877,311		63.7%

In 2017, we had one supplier accounted for 12.6% of our annual raw materials purchases and in 2016 we do not have any supplier accounted for more than 10% of our annual raw materials purchases. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 72% of our annual sales in both 2017 and 2016, were made to our franchisees.

As of December 31, 2017, there were approximately 140 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	12
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	70
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	8
Southern China (Guangdong, Hainan, Guangxi)	12
Central China (Henan, Hubei, Hunan, Jiangxi)	28
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	10

Total	140

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

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. The Company assists franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference and three quarterly conferences, which are open to both our franchisees and to the general public as well. In 2017 and 2016, we held our annual and quarterly conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 20 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2017, we held product seminars and meetings in approximately 54 cities in the PRC.

Generally, we are responsible for the cost of annual and quarterly conferences. In 2017 and 2016, we incurred costs related to annual and quarterly conferences of $72,478 (RMB 489,797) and $176,995 (RMB 1,175,972), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2017 and 2016.

	2017		2016
Expenses	RMB	US$	RMB	US$
Promotion	¥582,620	$87,690	¥1,655,284	$249,136
Printing	118,826	17,884	247,409	37,237
Travelling	2,794,704	420,629	1,632,349	245,684
Training	19,200	2,890	61,887	9,315
Salaries	2,006,652	302,020	1,691,878	254,644
Total	¥5,522,002	$831,113	¥5,288,807	$796,016

For the fiscal year 2018, we have a marketing and sales budget of $768,357 (RMB 5,000,000), of which, $153,671 (RMB1,00,000) is budgeted for our 2018 annual and quarterly conference, $307,343 (RMB 2,000,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

Our Competitors

Our major competitors in the PRC are as follows:

●	Hanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development. In 2016, we applied for a new patent on tourmaline after researching with Tianjin University of Technology. In addition, we have 3 types of products put on record of the Class 1 Medical devices in Tianjin Market and Quality Supervision and Administration Commission which lay a foundation of making health care products listed in Tianjin catalogue of medical system.

●	Product Diversification Advantage: Most of our competitors concentrate on the one of the tourmaline segments. On the contrary, our products cover diversified tourmaline related catalogue such as tourmaline daily health-related products, water treatment products and tourmaline home accessories, etc.

●	Sales Channels Advantage: As of December 31, 2017, we had approximately 140 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

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

Research and Development

As of December 31, 2017, we had seven employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2017 and 2016, we spent $108,466 (RMB 732,998) and $103,391 (RMB 686,942), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2017 and 2016 as well as our budget for 2018.

	2017		2016		2018 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	3,504	519	92,285	13,890	20,000	3,073
Samples	51,869	7,675	3,635	547	50,000	7,684
Travel Expense	15,659	2,317	10,976	1,652	10,000	1,537
Salary	568,360	84,104	520,455	78,333	500,000	76,836
Inspection Fee	93,606	13,851	59,591	8,969	50,000	7,684
Total	732,998	108,466	686,942	103,391	630,000	96,814

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

			July 21, 2011	July 20, 2021	Tianjin Joway Shengshi Group Co., Ltd.

Mark	Registration/ Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
	8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	April 28, 2011	April 27, 2021	Tianjin Joway Shengshi Group Co., Ltd.

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

8236641

Class 3:Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			May 28, 2011	May 27, 2021	Tianjin Joway Shengshi Group Co., Ltd

11275200

Class 30:Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

			December 28, 2013	December 27, 2023	Tianjin Joway Shengshi Group Co., Ltd

Mark	Registration/ Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
	11232054	Class 33:Alcoholic beverages. Fruit extracts [alcoholic], aperitifs, distilled beverages, cider, digesters [liqueurs and spirits], wine, clear wine, alcoholic beverages [except beer] and sake.	December 14, 2013	December 13, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11203446	Class 5:Pharmaceuticals. Glue ball, Reducing tea, air purifying preparations, mosquito-repellent incense , sanitary pads, sanitary towels, antisepsis paper and babies’ diapers.	December 7, 2013	December 6, 2023	Tianjin Joway Shengshi Group Co., Ltd

16579737

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			June 7, 2016	June 6, 2026	TianjinJoway Shengshi Group Co., Ltd

	16579738	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	June 7, 2016	June 6, 2026	Tianjin Joway Shengshi Group Co., Ltd

	16966456	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	July 21, 2016	July 20, 2026	Tianjin Joway Shengshi Group Co., Ltd

Currently, the patents the Company is using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following five patents for free from December 1, 2009 to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Water Purifier	Utility Model	ZL200720014571.6	September 17, 2007	October 29, 2008	Ten years	Jinghe Zhang
2	Tourmaline Undergarment	Utility Model	ZL200720015434.4	October 22, 2007	July 16, 2008	Ten years	Jinghe Zhang
3	Tourmaline Mattress	Utility Model	ZL200720015435.9	October 22, 2007	December 24, 2008	Ten years	Jinghe Zhang
4	Tourmaline Wellness House	Utility Model	ZL200720014570.1	September 17, 2007	July 16, 2008	Ten years	Jinghe Zhang
5	Drinking Water Purifier	Design	ZL200730011189.5	September 17, 2007	April 1, 2009	Ten years	Jinghe Zhang
6	Water Purifier	Utility Model	ZL201620164704.7	March 3, 2016	July 6, 2016	Ten years	Jinghe Zhang
7	Tourmaline Wellness House	Utility Model	ZL201620839876.X	August 3, 2016	April 26, 2017	Ten years	Jinghe Zhang

Insurance

We maintain product liability insurance policies for claims resulting from personal injury or damage to property caused by our water machine. We also maintain limited insurance coverage for our vehicles. The total product liability insurance coverage for our water machines is RMB 1,000,000 ($147,976).We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2017 and 2016, we had no product liability claims.

Employees

As of December 31, 2017, the Company, including its subsidiaries, had a total of 89 full time employees.

Joway Shengshi

As of December 31, 2017 Joway Shengshi had 47 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	21
Sales	4
Distribution	2
Production	9
Research and development	2
Franchising	5
Finance	4

Joway Decoration

As of December 31, 2017, Joway Decoration had 40 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	14
Sales	3
Distribution	4
Production	10
Research and development	5
Franchising	3
Finance	1

Shengtang Trading

As of December 31, 2017, Shengtang Trading had 2 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2017, we had approximately 89 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has been trading on the Over-the-Counter (OTC) Markets OTCQB under the symbol GTVI since September 11, 2009. The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Price Range Of Common StockThe market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as reported by the OTC Markets quotation service.   The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	March 31, 2017		March 31, 2016
	High	Low	High	Low
First Quarter (January 1 – March 31)	$0.10	$0.05	$0.04	$0.04
Second Quarter (April 1 – June 30)	$0.10	$0.05	$0.05	$0.04
Third Quarter (July 1 – September 30)	$0.08	$0.05	$0.05	$0.05
Fourth Quarter (October 1 – December 31)	$0.07	$0.05	$0.07	$0.05

On March 28, 2018, the closing bid price of our Common Stock was $0.05.

Holders of Our Common Stock

As of December 31, 2017, we had 418 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In 2017 and 2016, the Company have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 140 franchisees in China as of December 31, 2017. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2017, we had 140 franchisees compared to 129 as of December 31, 2016.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2017. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2017 and 2016. We expect the price of textiles to remain stable in 2018. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2017 rose to 6.9% compared with 6.7% in 2016.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2017	2016
REVENUES	$3,300,881	$4,278,098
COST OF REVENUES	1,208,602	1,546,355
GROSS PROFIT	2,092,279	2,731,743
OPERATING EXPENSES	2,758,931	2,676,378
INCOME (LOSS) FROM OPERATIONS	(666,652)	55,365
OTHER LOSS, NET	(95,875)	(5,238)
INCOME (LOSS) BEFORE INCOME TAXES	(762,527)	50,127
INCOME TAXES (BENEFITS)	(33)	916
NET INCOME (LOSS)	$(762,494)	$49,211

Business Segments

In 2017 and 2016, the Company operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$738,596	22.4%	$916,435	27.8%	$1,645,850	49.9%	$3,300,881
COST OF REVENUES	207,053	17.1%	277,038	22.9%	724,511	59.9%	1,208,602
GROSS PROFIT	531,543	25.4%	639,397	30.6%	921,339	44.0%	2,092,279
GROSS MARGIN	72.0%		69.8%		56.0%		63.4%
OPERATING EXPENSES	617,331	22.4%	765,972	27.8%	1,375,628	49.9%	2,758,931
LOSS FROM OPERATIONS	$-85,788	12.9%	$-126,575	19.0%	$-454,289	68.1%	$-666,652

For the year ended December 31, 2016

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$888,847	20.8%	$1,195,808	28.0%	$2,193,443	51.3%	$4,278,098
COST OF REVENUES	240,165	15.5%	421,827	27.3%	884,363	57.2%	1,546,355
GROSS PROFIT	648,682	23.7%	773,981	28.3%	1,309,080	47.9%	2,731,743
GROSS MARGIN	73.0%		64.7%		59.7%		63.9%
OPERATING EXPENSES	564,506	21.1%	727,257	27.2%	1,384,615	51.7%	2,676,378
INCOME (LOSS) FROM OPERATIONS	$84,176	152.0%	$46,724	84.4%	$(75,535)	-136.4%	$55,365

Year Ended December 31, 2017 Compared to December 31, 2016

Revenue. For the year ended December 31, 2017, revenue was $3,300,881 compared to $4,278,098 for the year ended December 31, 2016, a decrease of $977,217, or 22.8%. This decrease was mainly due to the decrease in revenue from wellness houses and activated water machines segment.

Revenue from healthcare knit goods segment decreased by $150,251, or 16.9% to $738,596 for the year ended December 31, 2017 from $888,847 for the year ended December 31, 2016. This decrease was primarily due to the decrease in sales of our mattress products, which are durable consumables with three or more years of life cycle and had been successfully sold in 2015. Considering the three or more years of life cycle of our mattress products and stable franchisee size during 2017, our current franchisees would not replace their purchases within this period and we have limited new franchisees increased which both directly affected our sales from mattress products.

Revenue from daily healthcare and personal care products decreased by $279,373, or 23.4% to $916,435 for the year ended December 31, 2017 from $1,195,808 for the year ended December 31, 2016. This decrease was mainly due to the decrease in revenue of our tourmaline waist protector and tourmaline toothpaste. After giving more discounts to our franchisees in 2016, we restored the original discount and caused sales falling.

Revenue from wellness houses and activated water machines decreased by $547,593 or 25% to $1,645,850 for the year ended December 31, 2017 from $2,193,443 for the year ended December 31, 2016. This was mainly due to the decrease in revenue of our wellness house construction. In 2017, we put most of our efforts on promoting a newly designed wellness house which is in greater conformity with fire safety requirement and indirectly caused the decrease in sales of its predecessor. Because of some design problems, our newly designed wellness house failed to gain market recognition. Now we had improved our design and solved those problems.

Cost of goods sold. For the year ended December 31, 2017, cost of goods sold was $1,208,602 compared to $1,546,355 for the year ended December 31, 2016, a decrease of $337,753, or 21.8%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $207,053 for the year ended December 31, 2017 from $240,165 for the year ended December 31, 2016. This decrease was mainly due to the decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $277,038 for the year ended December 31, 2017 from $421,827 for the year ended December 31, 2016. This decrease was mainly due to the decreased of sales.

Cost of goods sold for wellness house and activated water machine segment decreased to $724,511 for the year ended December 31, 2017 from $884,363 for the year ended December 31, 2016. This decrease was in line with the decrease in sales.

Gross profit. Our gross profit decreased by $639,464 or 23.4% to $2,092,279 for the year ended December 31, 2017, compared to $2,731,743 for the year ended December 31, 2016. This decrease was mainly due to the increase in sales. Our gross margin slightly decreased from 63.9% for the year ended December 31, 2016 to 63.4% for the year ended December 31, 2017.

Gross profit for the healthcare knit goods segment decreased by $117,139 or 18.1% to $531,543 for the year ended December 31, 2017 compared to $648,682 for the year ended December 31, 2016. This decrease was due to the decreased sales. The gross margin of our healthcare knit goods segment slightly decreased from 73% for the year ended December 31, 2016 to 72.0% for the year ended December 31, 2017.

Gross profit of daily healthcare and personal care segment decreased by $134,584 or 17.4% to $639,397 for the year ended December 31, 2017, compared to $773,981 for the year ended December 31, 2016. This decrease was primarily due to the decrease in sales. Gross margin of daily healthcare and personal care segment slightly increased from 64.7% for the year ended December 31, 2016 to 69.8% for the year ended December 31, 2017. It was mainly due to the less discount to our franchisees in 2017 compared to 2016.

Gross profit of the wellness house and activated water machine segment decreased by $387,741 or 29.6% to $921,339 for the year ended December 31, 2017, compared to $1,309,080 for the year ended December 31, 2016. This decrease was mainly due to the decrease in the gross profit of the wellness house. The gross margin of our wellness house and activated water machine segment decreased from 59.7% for the year ended December 31, 2016 to 56% for the year ended December 31, 2017. This decrease was mainly due to the less gross profit of our newly designed wellness house.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $82,553, or 3.1%, from $2,676,378 for the year ended December 31, 2016 to $2,758,931 for the year ended December 31, 2017. This increase was mainly due to the increase of travel expenses and salary. Operating expenses for healthcare knit goods segment increased by $52,825 or 9.4% to $617,331 for the year ended December 31, 2017 from $564,506 for the year ended December 31, 2016. Operating expenses for daily healthcare and personal care segment increased by $38,715 or 5.3% to $765,972 for the year ended December 31, 2017 from $727,257 for the year ended December 31, 2016. Operating expenses for wellness house and activated water machine segment decreased by $8,987 or 0.6% to $1,375,628 for the year ended December 31, 2017 from $1,384,615 for the year ended December 31, 2016.

Income (loss) from operations. As a result of the foregoing, our loss from operations was $666,652 for the year ended December 31, 2017, compared to an income of $55,365 for the year ended December 31, 2016. The deterioration at income from operations was mainly due to the decreased revenue.

Income taxes (income tax benefits). Our income tax expenses was negative $33 for the year ended December 31, 2017, compared to $916 for the year ended December 31, 2016. The income tax benefits for the third quarter of 2017 were due to the refund of our income tax for 2016.

Net income (loss). For the year ended December 31, 2017, our net loss was $762,494 compared to a net income of $49,211 for the year ended December 31, 2016. This change was primarily due to the deterioration of income from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2017	2016

Sales to franchise customers	$2,386,389	$3,072,210
Sales to non-franchise customers	914,492	1,205,888

Total sales	$3,300,881	$4,278,098

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	129	137
Number of franchise outlets opened during the year	82	56
Number of franchise outlets closed during the year	(71)	(64)

Number of franchise outlets open at the end of the year	140	129

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2017 was $919,390 and decreased to $518,535 by the end of the year, a decrease of $400,855. The decrease at our cash level was due to cash flow out from our operating activities and investing activities. We had net working capital of $1,115,797 at December 31, 2017, a decrease of $385,213 from $1,501,010 at December 31, 2016.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(145,261)	$715,083
Investing activities	$(284,163)	$(54,157)
Financing activities	$(4,005)	$(6,125)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was ($145,261) for the year ended December 31, 2017 compared to $715,083 of net cash provided by operating activities for the year ended December 31, 2016. This was mainly due to a decrease of 811,705 in net income.

For the year of 2017, cash was mainly used to cover the loss of $762,494. This was primarily offset by non-cash depreciation expense of $454,876 and loss on sale of assets of $111,867.

For the year of 2016, we reported a $464,335 of depreciation for non-cash expense and a $270,982 of decrease in inventory purchase which were partially offset by an increase of $100,237 in advances to suppliers.

Net Cash Used in Investing Activities

Net cash used in investing activities was ($284,163) for the year ended December 31, 2017, compared to ($54,157) for the year ended December 31, 2016. In 2017, we expended $359,303 on purchase of vehicles and office equipment. In 2016, we only expended $54,308 on purchase of office equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was ($4,005) for the year ended December 31, 2017, compared to ($6,125) for the year ended December 31, 2016.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,603 has been repaid. During the years of 2017 and 2016, the Company repaid $0 and $146 of these advances, respectively. In addition, the currency fluctuation affected an increase of $141 for the year ended December 31, 2017. As of December 31, 2017, the total unpaid principal balance due to Shenyang Joway for advances was $2,239. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,955 has been repaid. During the years of 2017 and 2016, we repaid $4,005 and $5,979 of advances, respectively. In addition, the currency fluctuation affected an increase of $8,094 for the year ended December 31, 2017. As of December 31, 2017, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $126,799.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On December 31, 2017 our cash and cash equivalents a balance was $518,535 as compared to $919,390 on December 31, 2016.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2017	December 31, 2016
Cash on hand	$28,048	$35,704
Cash in Industrial and Commercial Bank of China	487,237	880,594
Cash in Agricultural Bank of China	3,250	3,092
Total of Cash	518,535	919,390

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
Building	$6,118,687	$5,715,700
Operating Equipment	372,368	343,761
Office furniture and equipment	360,601	336,394
Vehicles	1,116,010	1,059,627
Total	7,967,666	7,455,482
Less: accumulated depreciation	(3,568,834)	(3,071,889)
Property, plant and equipment, net	$4,398,832	$4,383,593

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $454,876 and $464,335, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2017 and 2016, we did not allocate any after-tax income to the statutory reserves.

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

Recent Accounting Pronouncements

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company does not expect the impact on its consolidated financial statements to be material.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company does not expect the impact on its consolidated financial statements to be material

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company does not expect the impact on its consolidated financial statements to be material

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the impact on its consolidated financial statements to be material

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company does not expect the impact on its consolidated financial statements to be material

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company does not expect the impact on its consolidated financial statements to be material

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2017 and 2016 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

The specific material weakness identified by the Company’s management as of December 31, 2017 is described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2017, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 52, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	52	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	46	Chief Financial Officer, Secretary and Treasurer

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

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2017 and 2016. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2017 or 2016.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang	2017	$35,514	(1)	—	—	—	—	—	—	$35,514
President, Chief Executive Officer	2016	$36,122	(2)	—	—	—	—	—	—	$36,122

(1)	The amount of $35,514 in the table above represents the compensation received by Mr. Zhang for the entire year of 2017.

(2)	The amount of $36,122 in the table above represents the compensation received by Mr. Zhang for the entire year of 2016.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2017, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

There were no compensation paid to director during the fiscal year ended December 31, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang(3)	17,408,000	—
Yuan Huang	30,000	*
All directors and executive officers (2 persons)	17,438,000	86.96%

*	Under 1% of the issued and outstanding shares as of April 2, 2018.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2018 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the shareholder and executive director of Crystal Globe, Mr. Zhang is the beneficial owner of the shares of the Company held by Crystal Globe.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the shareholder and executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2017 and 2016, and in which any of the following persons had or will have a direct or indirect material interest.

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

●	On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010 of which $789,603 has been repaid. During the year of 2017 and 2016, the Company repaid $0 and $146 of these advances, respectively. As of December 31, 2017, the total unpaid principal balance due to Shenyang Joway for advances was $2,239. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,955 has been repaid. During the years of 2017 and 2016, we repaid $4,005 and $5,979 of advances, respectively. As of December 31, 2017, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $126,799.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2017 and 2016, we incurred aggregate fees and expenses of $96,000 from HHC for work completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2017 and 2016 were $784 and $1,014, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2017 and 2016.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2017 and 2016.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2017. All of the services provided and fees charged by our independent registered accounting firms in 2017 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2017 and 2016 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2017 and 2016 fiscal years for filing with the SEC.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

Exhibit Number	Description
10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd. (8)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.

(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.

(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 7, 2010.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.

(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018

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

/s/ Jinghe Zhang Jinghe Zhang	President Chief Executive Officer and Chairman\(Principal Executive Officer)	April 2, 2018

/s/ Yuan Huang Yuan Huang	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ HHC

Forest Hills, New York

April 2, 2018

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
A S S E T S

CURRENT ASSETS:
Cash	$518,535	$919,390
Accounts receivable, net	2,777	-
Other receivables	66,003	56,146
Inventories	618,247	591,308
Advances to suppliers	95,521	190,779
Prepaid taxs	75,557	42,257
Prepaid expense	2,364	2,304
Total current assets	1,379,004	1,802,184

PROPERTY, PLANT AND EQUIPMENT, net	4,398,832	4,383,593

OTHER ASSETS:
Intangible assets, net	521,294	510,104
Total other assets	521,294	510,104

Total assets	$6,299,130	$6,695,881

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$29,419	$78,591
Advances from customers	38,034	31,487
Other payables	66,716	66,288
Due to related parties	129,038	124,808
Total current liabilities	263,207	301,174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2017 and 2016	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(2,503,952)	(1,741,458)
Accumulated other comprehensive income	804,104	400,394
Total stockholders’ equity	6,035,923	6,394,707
Total liabilities and stockholders’ equity	$6,299,130	$6,695,881

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016
REVENUES	$3,300,881	$4,278,098

COST OF REVENUES	1,208,602	1,546,355

GROSS PROFIT	2,092,279	2,731,743

Selling expenses	1,074,793	1,124,613
General and administrative expenses	1,666,352	1,576,185
Impairment loss (recovery gain) from inventory	17,786	(24,420)
OPERATING EXPENSES	2,758,931	2,676,378

INCOME (LOSS) FROM OPERATIONS	(666,652)	55,365

Interest income	727	631
Other income (loss)	15,146	(33)
Other expenses	(111,748)	(5,836)
OTHER LOSS, NET	(95,875)	(5,238)

INCOME (LOSS) BEFORE INCOME TAXES	(762,527)	50,127

INCOME TAXES (BENEFITS)	(33)	916

NET INCOME (LOSS)	(762,494)	49,211

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	403,710	(448,339)

COMPREHENSIVE LOSS	$(358,784)	$(399,128)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	(0.04)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Perferred Stock		Common Stock					Accumulated
	Number	Preferred	Number	Common	Additional paid-in	Statutory	Accumulated	other comprehensive	Total stockholder’s
	of shares	stock	of shares	stock	capital	reserves	Deficit	income	equity
BALANCE, December 31, 2015	-	-	20,054,000	20,054	7,361,665	354,052	(1,790,669)	848,733	6,793,835

Net Income	-	-	-	-	-	-	49,211	-	49,211
Foreign currency translation loss	-	-	-	-	-	-	-	(448,339)	(448,339)

BALANCE, December 31, 2016	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,741,458)	$400,394	$6,394,707

Net Income	-	-	-	-	-	-	(762,494)	-	(762,494)
Foreign currency translation loss	-	-	-	-	-	-	-	403,710	403710

BALANCE, December 31, 2017	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(2,503,952)	$804,104	$6,035,923

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(762,494)	$49,211
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	454,876	464,335
Amortization	22,240	22,619
Impairment loss (recovery gain) from inventory	17,786	(24,420)
Loss on sale of assets	111,867	5,192
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,777)	-
Other receivables	(9,857)	44,152
Inventories	3,397	270,982
Advances to suppliers	95,258	(100,237)
Prepaid expenses	(60)	160
Accounts payable	(49,172)	(48,275)
Advances from customers	6,547	(2,572)
Other payable	(4,778)	4,938
Salary and welfare payables	5,206	6,466
Taxes payable	(33,300)	22,532
Net cash provided by (used in) operating activities	(145,261)	715,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(359,303)	(54,308)
Proceeds from sale of equipment	75,140	151
Net cash used in investing activities	(284,163)	(54,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to related parties	(4,005)	(6,125)
Net cash used in financing activities	(4,005)	(6,125)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	32,574	(104,660)

NET INCREASE (DECREASE) IN CASH	(400,855)	550,141

CASH, beginning of year	919,390	369,249

CASH, end of year	$518,535	$919,390

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$2,821
Interest paid	$-	$-

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

	December 31,
	2017	2016
Year ended RMB: USD Exchange rate	6.50739	6.94477
Average yearly RMB: USD Exchange rate	6.75783	6.6441

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2017 and 2016 foreign currency translation adjustments of $403,710 and $(448,339) respectively, have been reported as other comprehensive income (loss) in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2017 and 2016, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2017 and 2016, the Company recorded $65,584 and $95,920 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $95,521 and $190,779 as of December 31, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2017 and 2016.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $150,109 and $185,807 for the years ended December 31, 2017 and 2016, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2017 and 2016.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the years ended December 31, 2017 and 2016, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not expect the impact on its consolidated financial statements to be material.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. The Company does not expect the impact on its consolidated financial statements to be material.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company does not expect the impact on its consolidated financial statements to be material.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company does not expect the impact on its consolidated financial statements to be material.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company does not expect the impact on its consolidated financial statements to be material.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the impact on its consolidated financial statements to be material.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company does not expect the impact on its consolidated financial statements to be material.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company does not expect the impact on its consolidated financial statements to be material.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not expect the impact on its consolidated financial statements to be material.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2017	2016
Accounts receivable	$2,777	$-
Less: allowance for bad debt	-	-
	$2,777	$-

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$219,357	$267,241
Finished goods	425,314	383,293
Low value consumables	39,160	36,694
Total	683,831	687,228
Less: impairment loss	(65,584)	(95,920)
Inventory, net	$618,247	$591,308

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the years ended December 31, 2017 and 2016, the Company recognized $17,786 and ($24,420), respectively, as impairment loss (recovery gain) from inventory.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2017	2016
Building	$6,118,687	$5,715,700
Operating Equipment	372,368	343,761
Office furniture and equipment	360,601	336,394
Vehicles	1,116,010	1,059,627
Total	7,967,666	7,455,482
Less: accumulated depreciation	(3,568,834)	(3,071,889)
Property, plant and equipment, net	$4,398,832	$4,383,593

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $454,876 and $464,335, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2017	2016
Land use rights	$634,365	$594,413
Other intangible assets	81,164	76,052
Total	715,529	670,465
Less: accumulated amortization	(194,235)	(160,361)
Intangible assets, net	$521,294	$510,104

Amortization expense of intangible assets for the years ended December 31, 2017 and 2016 was $22,240 and $22,619, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2018	$22,240
2019	$22,240
2020	$22,240
2021	$22,240
2022	$22,240
Thereafter	$410,094

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2017	2016
Shenyang Joway Industrial Development Co., Ltd.	$2,239	$2,098
Jinghe Zhang	126,799	122,710
Total	$129,038	$124,808

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. During the years of 2017 and 2016, the Company repaid $0 and $146 of these advances, respectively. In addition, the currency fluctuation affected an increase of $141 for the year ended December 31, 2017. As of December 31, 2017, the total unpaid principal balance due to Shenyang Joway for advances was $2,239. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2017, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,609,955 has been repaid. During the years of 2017 and 2016, we repaid $4,005 and $5,979 of advances, respectively. In addition, the currency fluctuation affected an increase of $8,094 for the year ended December 31, 2017. As of December 31, 2017, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $126,799.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2017	2016
Tax computed at China statutory rates	25%	25%
Effect of losses	(25)%	(25)%
Effective rate	-	-

The components of deferred income tax asset are as follow:

	As of December 31,
	2017	2016
Deferred income tax asset:
Net operating loss carry forwards	$1,050,181	$1,205,634
Valuation allowance	(1,050,181)	(1,205,634)
Total	$-	$-

As of December 31, 2017, the Company has a net operating loss carry forward for tax purposes of approximately $4.2 million available to offset future taxable income through 2022.

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

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2017 and 2016, the Company did not allocate any after-tax income to the statutory reserves.

Note 10 – SEGMENTS

In 2017 and 2016, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$738,596	$207,053	$531,543	$(85,788)	$106,758	$147,982
Daily Healthcare and Personal Care Series	916,435	277,038	639,397	(126,575)	132,463	279,628
Wellness House and Activated Water Machine Series	1,645,850	724,511	921,339	(454,289)	237,895	204,117
Segment Totals	$3,300,881	$1,208,602	$2,092,279	(666,652)	$477,116	631,727
Other Loss, net				(95,875)
Income tax benefits				(33)
Unallocated Assets						5,667,403
Net Loss				$(762,494)
Total Assets						$6,299,130

For the year ended December 31, 2016

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$888,847	$240,165	$648,682	$84,176	$101,173	$143,151
Daily Healthcare and Personal Care Series	1,195,808	421,827	773,981	46,724	136,113	243,655
Wellness House and Activated Water Machine Series	2,193,443	884,363	1,309,080	(75,535)	249,668	344,089
Segment Totals	$4,278,098	$1,546,355	$2,731,743	55,365	$486,954	730,895
Other Loss, net				(5,238)
Income Tax				916
Unallocated Assets						5,964,986
Net Income				$49,211
Total Assets						$6,695,881

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2017	2016

Sales to franchise customers	$2,386,389	$3,072,210
Sales to non-franchise customers	914,492	1,205,888

Total sales	$3,300,881	$4,278,098

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	129	137
Number of franchise outlets opened during the year	82	56
Number of franchise outlets closed during the year	(71)	(64)

Number of franchise outlets open at the end of the year	140	129

Note 12 – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2017 and 2016, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2017 and 2016:

Condensed Balance Sheets:

	As of December 31,
	2017	2016
A S S E T S

ASSETS:
Investment in subsidiaries and VIEs	$6,055,061	$6,413,845

Total assets	$6,055,061	$6,413,845

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES:
Due to related parties	$19,138	$19,138
Total liabilities	19,138	19,138

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2017 and 2016	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	(1,345,796)	(987,012)
Total stockholders’ equity	6,035,923	6,394,707
Total liabilities and stockholders’ equity	$6,055,061	$6,413,845

Condensed Statements of Operations

	For the Year ended December 31,
	2017	2016
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(335,473)	$(377,565)

OPERATING EXPENSES
General and administrative expenses	$23,311	$21,563

NET LOSS	(358,784)	(399,128)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,784)	$(399,128)
Adjustments to reconcile net loss to net cash
provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	335,473	377,565
Net cash used in operating activities	(23,311)	(21,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	23,311	21,563
Net cash provided by financing activities	23,311	21,563

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $6,055,061 and $6,413,845 as of December 31, 2017 and 2016, respectively.

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

