Form 10-Q
period 2018-03-31
Joway Health Industries Group Inc
filed 2018-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2018 was 20,054,000 shares.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$211,594	$518,535
Accounts receivable	2,878	2,777
Other receivables	59,552	66,003
Inventories	601,782	618,247
Advances to suppliers	124,964	95,521
Prepaid taxes	67,964	75,557
Prepaid expense	1,372	2,364
Total current assets	1,070,106	1,379,004

PROPERTY, PLANT AND EQUIPMENT, net	4,432,951	4,398,832

OTHER ASSETS:
Intangible assets, net	534,440	521,294
Total other assets	534,440	521,294

Total assets	$6,037,497	$6,299,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,918	$29,419
Advances from customers	53,770	38,034
Other payables	58,606	66,716
Due to related parties	102,146	129,038
Total current liabilities	248,440	263,207

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(2,965,437)	(2,503,952)
Accumulated other comprehensive income	1,018,723	804,104
Total stockholders' equity	5,789,057	6,035,923
Total liabilities and stockholders' equity	$6,037,497	$6,299,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

REVENUES	$409,300	$742,881

COST OF REVENUES	173,125	237,930

GROSS PROFIT	236,175	504,951

Selling expenses	197,715	218,314
General and administrative expenses	481,895	475,299
OPERATING EXPENSES	679,610	693,613

LOSS FROM OPERATIONS	(443,435)	(188,662)

Interest income	121	236
Other income	1,083	2,536
Other expenses	(19,254)	-
OTHER INCOME (EXPENSE), NET	(18,050)	2,772

LOSS BEFORE INCOME TAXES	(461,485)	(185,890)

INCOME TAXES	-	-

NET LOSS	(461,485)	(185,890)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	214,619	50,854

COMPREHENSIVE LOSS	$(246,866)	$(135,036)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(461,485)	$(185,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	119,074	103,952
Amortization	5,648	5,455
Loss on sale of assets	5,962	-
Changes in operating assets and liabilities:
Other receivables	6,451	(14,377)
Inventories	14,092	(79,935)
Advances to suppliers	(29,443)	116,754
Prepaid expense	992	1,143
Accounts payable	4,499	(34,733)
Advances from customers	15,736	209,408
Other payable	(1,336)	(3,133)
Salary and welfare payable	(6,774)	9,417
Taxes payable	7,593	1,900
Net cash provided by (used in) operating activities	(318,991)	129,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(1,240)	(6,031)
Proceeds from sale of equipment	352	-
Net cash used in investing activities	(888)	(6,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related parties	(31,181)	4,806
Net cash provided by (used in) financing activities	(31,181)	4,806

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,119	13,051

NET INCREASE (DECREASE) IN CASH	(306,941)	141,787

CASH, beginning of period	518,535	919,390

CASH, end of period	$211,594	$1,061,177

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2017 which was filed on April 2, 2018.

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

	For the three months ended March 31,		For the year ended December 31,
	2018	2017	2017
Period ended RMB: USD Exchange rate	6.28015	6.89053	6.50739
Average RMB: USD Exchange rate	6.35663	6.888178	6.75783

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2018 and 2017 foreign currency translation adjustments of $214,619 and $50,854, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2018 and December 31, 2017, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2018 and December 31, 2017, the Company recorded $67,957 and $65,584 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $124,964 and $95,521 as of March 31, 2018 and December 31, 2017, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2018 and 2017.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

With respect to sales of product to both franchisee and non-franchisee customers, the Company prepares product shipments upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for a franchisee customer or for non-franchisee customers. The Company recognizes revenue when the product is shipped. The Company does not sell product to any customers with a right of return. Sales are presented net of value added tax (VAT).

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $32,530 and $31,794 for the three months ended March 31, 2018 and 2017, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months periods ended March 31, 2018 and 2017.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2018 and the year ended December 31, 2017, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable	$2,878	$2,777
Less: allowance for bad debt	-	-
	$2,878	$2,777

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$213,238	$219,357
Finished goods	415,924	425,314
Low value consumables	40,577	39,160
Total	669,739	683,831
Less: impairment loss	(67,957)	(65,584)
Inventory, net	$601,782	$618,247

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2018 and December 31, 2017, the Company recognized $67,957 and $65,584, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Building	$6,340,086	$6,118,687
Operating equipment	372,598	372,368
Office furniture and equipment	370,595	360,601
Vehicles	1,117,329	1,116,010
Total	8,200,608	7,967,666
Less: accumulated depreciation	(3,767,657)	(3,568,834)
Property, plant and equipment, net	$4,432,951	$4,398,832

Depreciation expense for the three months ended March 31, 2018 and 2017 amounted to $119,074 and $103,952, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2018	2017
Land use rights	$657,319	$634,365
Other intangible assets	84,101	81,164
Total	741,420	715,529
Less: accumulated amortization	(206,980)	(194,235)
Intangible assets, net	$534,440	$521,294

Amortization expense of intangible assets for the three months ended March 31, 2018 and 2017 was $5,648 and $5,455, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2018	$22,240
2019	$22,240
2020	$22,240
2021	$22,240
2022	$22,240
Thereafter	$410,094

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2018	2017
Shenyang Joway Industrial Development Co., Ltd.	$2,320	$2,239
Jinghe Zhang	99,826	126,799
Total	$102,146	$129,038

Transactions with Shenyang Joway

●	Shenyang Joway was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009, Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.
●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.
●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.
●

Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2018 and 2017, the Company received and repaid $0 of these advances, respectively. For the three months ended March 31, 2018, the foreign currency fluctuation affected an increase of $81 in these advances. As of March 31, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,320.

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
●

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,636,928 has been repaid. For the three months ended March 31, 2018 and 2017, the Company repaid $31,181 and received $4,790 of advances, respectively. In addition, the currency fluctuation affected an increase of $4,208 for the three months ended March 31, 2018. As of March 31, 2018, the total unpaid principal balance due Jinghe Zhang for advances was $99,826.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2018	2017
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2018, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – SEGMENTS

In 2018 and 2017, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$83,117	$33,281	$49,836	$(88,172)	$25,327	$143,969
Daily Healthcare and Personal Care Series	105,593	43,365	62,228	(113,100)	32,176	244,644
Wellness House and Activated Water Machine Series	220,590	96,479	124,111	(242,163)	67,219	222,784
Segment Totals	$409,300	$173,125	$236,175	(443,435)	$124,722	611,397
Other Expense, net				(18,050)
Income Tax				-
Unallocated Assets						5,426,100
Net Loss				$(461,485)
Total Assets						$6,037,497

For the three months ended March 31, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$230,848	$54,720	$176,128	$(39,412)	$33,998	$152,116
Daily Healthcare and Personal Care Series	196,671	56,684	139,987	(43,639)	28,965	307,828
Wellness House and Activated Water Machine Series	315,362	126,526	188,836	(105,611)	46,444	228,628
Segment Totals	$742,881	$237,930	$504,951	(188,662)	$109,407	688,572
Other Income, net				2,772
Income Tax				-
Unallocated Assets						6,058,038
Net Loss				$(185,890)
Total Assets						$6,746,610

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2018	2017

Sales to franchise customers	$285,225	$560,007
Sales to non-franchise customers	124,075	182,874

Total sales	$409,300	$742,881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

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

Other income (expense). Our other income (expense) consists primarily of interest income, investment income and bank service fee.

Income taxes. According to the revised Enterprise Income Tax Law effective as of January 1, 2008, the income tax rate of our PRC subsidiaries is generally 25%. Joway Health Industries Group Inc. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada annual reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2018	2017
REVENUES	$409,300	$742,881
COST OF REVENUES	173,125	237,930
GROSS PROFIT	236,175	504,951
OPERATING EXPENSES	679,610	693,613
LOSS FROM OPERATIONS	(443,435)	(188,662)
OTHER INCOME (EXPENSE), NET	(18,050)	2,772
LOSS BEFORE INCOME TAXES	(461,485)	(185,890)
INCOME TAXES	-	-
NET LOSS	$(461,485)	$(185,890)

Business Segments

In 2018 and 2017, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2018

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$83,117	20.3%	$105,593	25.8%	$220,590	53.9%	$409,300
COST OF REVENUES	33,281	19.2%	43,365	25.0%	96,479	55.7%	173,125
GROSS PROFIT	49,836	21.1%	62,228	26.3%	124,111	52.6%	236,175
GROSS MARGIN	60.0%		58.9%		56.3%		57.7%
OPERATING EXPENSES	138,008	20.3%	175,328	25.8%	366,274	53.9%	679,610
LOSS FROM OPERATIONS	$(88,172)	19.9%	$(113,100)	25.5%	$(242,163)	54.6%	$(443,435)

For the three months ended March 31, 2017

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$230,848	31.1%	$196,671	26.5%	$315,362	42.5%	$742,881
COST OF REVENUES	54,720	23.0%	56,684	23.8%	126,526	53.2%	237,930
GROSS PROFIT	176,128	34.9%	139,987	27.7%	188,836	37.4%	504,951
GROSS MARGIN	76.3%		71.2%		59.9%		68.0%
OPERATING EXPENSES	215,540	31.1%	183,626	26.5%	294,447	42.5%	693,613
LOSS FROM OPERATIONS	$(39,412)	20.9%	$(43,639)	23.1%	$(105,611)	56.0%	$(188,662)

For The Three Months Ended March 31, 2018 Compared to March 31, 2017

Revenue. For the three months ended March 31, 2018, revenue was $409,300 compared to $742,881 for the three months ended March 31, 2017, a decrease of $333,581 or 44.9%. This decrease was mainly due to that we regulated our marketing policy for the three months ended March 31, 2018 and caused revenue to fall.

Revenue from healthcare knit goods segment decreased by $147,731 or 64% to $83,117 for the three months ended March 31, 2018 from $230,848 for the three months ended March 31, 2017. This decrease was mainly due to decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $91,078 or 46.3% to $105,593 for the three months ended March 31, 2018 from $196,671 for the three months ended March 31, 2017. This was primarily due to the decrease in sales of our tourmaline scarf and tourmaline necklace.

Revenue from wellness houses and activated water machines decreased by $94,772 or 30.1% to $220,590 for the three months ended March 31, 2018 from $315,362 for the three months ended March 31, 2017. This decrease was mainly due to the decrease in sale of our wellness house.

Cost of Goods Sold. For the three months ended March 31, 2018, cost of goods sold was $173,125 compared to $237,930 for the three months ended March 31, 2017, a decrease of $64,805, or 27.2%. This decrease was mainly due to the decrease of sales.

Cost of goods sold for healthcare knit goods segment decreased to $33,281 for the three months ended March 31, 2018 from $54,720 for the three months ended March 31, 2017, a decrease of $21,439 or 39.2%. This decrease was mainly due to the decrease in cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $43,365 for the three months ended March 31, 2018 from $56,684 for the three months ended March 31, 2017, a decrease of $13,319 or 23.5%. This decrease was primarily due to the decrease in our sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $96,479 for the three months ended March 31, 2018 from $126,526 for the three months ended March 31, 2017, a decrease of $30,047 or 23.7%. This decrease was mainly due to the decrease in our sales.

Gross profit. Our gross profit decreased by $268,776 or 53.2% to $236,175 for the three months ended March 31, 2018, compared to $504,951 for the three months ended March 31, 2017. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 68% for the three months ended March 31, 2017 to 57.7% for the three months ended March 31, 2018. This decrease was mainly due to that we gave much more discounts to our franchisees for the three months ended March 31, 2018.

Gross profit for the healthcare knit goods segment decreased by $126,292 or 71.7% to $49,836 for the three months ended March 31, 2018 compared to $176,128 for the three months ended March 31, 2017. This decrease was mainly due to decreased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 76.3% for the three months ended March 31, 2017 to 60% for the three months ended March 31, 2018. It was mainly due to more discounts to our franchisees for the three months ended March 31, 2018.

Gross profit of daily healthcare and personal care segment decreased by $77,759 or 55.5% to $62,228 for the three months ended March 31, 2018, compared to $139,987 for the three months ended March 31, 2017. This decrease was primarily due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased from 71.2% for the three months ended March 31, 2017 to 58.9% for the three months ended March 31, 2018. It was mainly due to more discounts to our franchisees for the three months ended March 31, 2018.

Gross profit of the wellness house and activated water machine segments decreased by $64,725 or 34.3% to $124,111 for the three months ended March 31, 2018, compared to $188,836 for the three months ended March 31, 2017. This decrease was mainly due to the decrease in gross profit of wellness house. The gross margin of our wellness house and activated water machine segments slightly decreased from 59.9% for the three months ended March 31, 2017 to 56.3% for the three months ended March 31, 2018.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $14,003, or 2%, from $693,613 for the three months ended March 31, 2017 to $679,610 for the three months ended March 31, 2018. This decrease was mainly due to the decrease in conference expense and salary. Operating expenses for healthcare knit goods segment decreased by $77,532 or 36% to $138,008 for the three months ended March 31, 2018 from $215,540 for the three months ended March 31, 2017. Operating expenses for daily healthcare and personal care segment decreased by $8,298 or 4.5% to $175,328 for the three months ended March 31, 2018 from $183,626 for the three months ended March 31, 2017. Operating expenses for our wellness house and activated water machine segment increased by $71,827 or 24.4% to $366,274 for the three months ended March 31, 2018 from $294,447 for the three months ended March 31, 2017.

Loss from operations. As a result of the foregoing, our loss from operations was $443,435 for the three months ended March 31, 2018, compared to $188,662 for the three months ended March 31, 2017, an increase of $254,773. This increase of loss was mainly due to the decrease in sales.

Income taxes. Our income tax expense was $0 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Net Loss. For the three months ended March 31, 2018, our net loss was $461,485 compared to a net loss of $185,890 for the three months ended March 31, 2017. This decrease was primarily due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2018	2017

Sales to franchise customers	$285,225	$560,007
Sales to non-franchise customers	124,075	182,874

Total sales	$409,300	$742,881

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2018 was $518,535 and decreased to $211,594 by the end of March 2018, a decrease of $306,941. This decrease was mainly due to cash flow in our operating activities. On March 31, 2018, we had net working capital of $821,666, a decrease of $294,131 from $1,115,797 on December 31, 2017.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(318,991)	$129,961
Investing activities	$(888)	$(6,031)
Financing activities	$(31,181)	$4,806

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $(318,991) for the three months ended March 31, 2018 compared to $129,961 provided by operating activities for the three months ended March 31, 2017. This was mainly due to deterioration in our operations which increase our net loss of $275,595 to $461,485 for the three months ended March 31, 2018.

For the three months ended March 31, 2018, cash was mainly used to cover the loss of $461,485, which was primarily offset by an add-back of $119,074 of depreciation for non-cash expense.

For the three months ended March 31, 2017, cash was mainly provided by the increase in advances from customers of $209,408 and an add-back of $103,952 of depreciation for non-cash expense, which was primarily offset by the loss of $185,890.

Net Cash Used In Investing Activities

Net cash used in investing activities was $888 for the three months ended March 31, 2018, compared to $6,031 for the three months ended March 31, 2017. During the first quarter of 2018, the cash expenditure of $1,240 was used in purchase of office equipment. During the first quarter of 2017, the cash expenditure of $6,031 was used in purchase of office equipment.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities was $(31,181) for the three months ended March 31, 2018, compared to $4,806 provided by financing activities for the three months ended March 31, 2017.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2018 and 2017, we received and repaid $0 of these advances, respectively. For the three months ended March 31, 2018, the foreign currency fluctuation affected an increase of $81 in these advances. As of March 31, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,320. Shenyang Joway ceased operations at the end of 2009, but it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,636,928 has been repaid. For the three months ended March 31, 2018 and 2017, we repaid $31,181 and received $4,790 of advances, respectively. In addition, the currency fluctuation affected an increase of $4,208 for the three months ended March 31, 2018. As of March 31, 2018, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $99,826.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2018, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2018

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer