Form 10-Q
period 2018-06-30
Joway Health Industries Group Inc
filed 2018-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2018 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2018 and 2017 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$296,264	$518,535
Accounts receivable	2,730	2,777
Other receivables	61,933	66,003
Inventories	555,397	618,247
Advances to suppliers	58,980	95,521
Prepaid taxes	85,177	75,557
Prepaid expense	279	2,364
Total current assets	1,060,760	1,379,004

PROPERTY, PLANT AND EQUIPMENT, net	4,116,121	4,398,832

OTHER ASSETS:
Intangible assets, net	502,155	521,294
Total other assets	502,155	521,294

Total assets	$5,679,036	$6,299,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,082	$29,419
Advances from customers	120,908	38,034
Other payables	61,807	66,716
Due to related parties	257,398	129,038
Total current liabilities	517,195	263,207

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(3,306,003)	(2,503,952)
Accumulated other comprehensive income	732,073	804,104
Total stockholders’ equity	5,161,841	6,035,923
Total liabilities and stockholders’ equity	$5,679,036	$6,299,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

REVENUES	$677,620	$1,130,927	$1,086,920	$1,873,808

COST OF REVENUES	314,229	368,217	487,354	606,147

GROSS PROFIT	363,391	762,710	599,566	1,267,661

Selling expenses	297,801	280,480	495,516	498,794
General and administrative expenses	406,110	409,987	888,005	885,286
OPERATING EXPENSES	703,911	690,467	1,383,521	1,384,080

INCOME (LOSS) FROM OPERATIONS	(340,520)	72,243	(783,955)	(116,419)

Interest income	85	183	206	419
Other income	1,369	2,675	2,452	5,211
Other expenses	(1,500)	(68,601)	(20,754)	(68,601)
OTHER EXPENSES, NET	(46)	(65,743)	(18,096)	(62,971)

INCOME (LOSS) BEFORE INCOME TAXES	(340,566)	6,500	(802,051)	(179,390)

INCOME TAX BENEFITS	-	(32)	-	(32)

NET INCOME (LOSS)	(340,566)	6,532	(802,051)	(179,358)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(286,650)	105,863	(72,031)	156,717

COMPREHENSIVE INCOME (LOSS)	$(627,216)	$112,395	$(874,082)	$(22,641)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0)	$0	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(802,051)	$(179,358)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	211,457	211,614
Amortization	10,755	10,930
Loss on sale of assets	6,259	68,601
Changes in operating assets and liabilities:
Accounts receivable, trade	-	(2,499)
Other receivables	4,070	(220,255)
Inventories	63,957	(83,800)
Advances to suppliers	36,541	148,397
Prepaid expense	2,085	2,304
Accounts payable	47,663	(8,879)
Advances from customers	82,874	32,450
Other payable	626	(2,990)
Salary and welfare payable	(5,535)	7,194
Taxes payable	(9,620)	(23,027)
Net cash used in operating activities	(350,919)	(39,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,704)	(158,864)
Proceeds from sale of equipment	352	43,635
Net cash used in investing activities	(5,352)	(115,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of due to related parties	128,360	(2,035)
Net cash provided by (used in) financing activities	128,360	(2,035)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,640	36,922

NET DECREASE IN CASH	(222,271)	(119,660)

CASH, beginning of period	518,535	919,390

CASH, end of period	$296,264	$799,730

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2017 which was filed on April 2, 2018.

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

	For the six months ended June 30,		For the year ended December 31,
	2018	2017	2017
Period ended RMB: USD Exchange rate	6.61905	6.7774	6.50739
Average RMB: USD Exchange rate	6.36655	6.8752	6.75783

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $(286,650) and $105,863 for the three months ended June 30, 2018 and 2017, respectively, and $(72,031) and $156,717 for the six months ended June 30, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2018 and December 31, 2017, based on a review of its outstanding balances, the Company allowance for doubtful accounts had a zero balance, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2018 and December 31, 2017, the Company recorded $64,477 and $65,584 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $60,306 and $95,521 as of June 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2018 and 2017.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $35,758 and $36,039 for the three months ended June 30, 2018 and 2017, respectively, and $68,288 and $67,833 for the six months ended June 30, 2018 and 2017, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2018 and 2017.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2018 and the year ended December 31, 2017, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts receivable	$2730	$2,777
Less: allowance for bad debt	-	-
	$2730	$2,777

As of the periods presented, the Company has no allowance for bad debts, because the management, based on their analysis, considers all the accounts receivable to be collectible.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$172,280	$219,357
Finished goods	409,095	425,314
Low value consumables	38,499	39,160
Total	619,874	683,831
Less: impairment loss	(64,477)	(65,584)
Inventory, net	$555,397	$618,247

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2018 and December 31, 2017, the Company recognized $64,477 and $65,584, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Building	$6,015,468	$6,118,687
Operating Equipment	349,759	372,368
Office furniture and equipment	356,959	360,601
Vehicles	1,060,121	1,116,010
Total	7,782,307	7,967,666
Less: accumulated depreciation	(3,666,186)	(3,568,834)
Property, plant and equipment, net	$4,116,121	$4,398,832

Depreciation expense for the three months ended June 30, 2018 and 2017 amounted to $92,383 and $107,662, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $211,457 and $211,614, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2018	2017
Land use rights	$623,663	$634,365
Other intangible assets	79,795	81,164
Total	703,458	715,529
Less: accumulated amortization	(201,303)	(194,235)
Intangible assets, net	$502,155	$521,294

Amortization expense of intangible assets for the three months ended June 30, 2018 and 2017 was $5,107 and $5,475, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $10,755 and $10,930, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2018	$22,240
2019	$22,240
2020	$22,240
2021	$22,240
2022	$22,240
Thereafter	$410,094

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2018	2017
Shenyang Joway Industrial Development Co., Ltd.	$2,201	$2,239
Jinghe Zhang	255,197	126,799
Total	$257,398	$129,038

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,552 has been repaid. For the six months ended June 30, 2018 and 2017, the Company both repaid $0 of these advances. But the exchange rate fluctuation affected $38 of decrease in the balance of these advances for the six months ended June 30, 2018. As of June 30, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,201.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,481,557 has been repaid. For the six months ended June 30, 2018 and 2017, the Company received $128,360 and repaid $2,035 of these advances, respectively. As of June 30, 2018, the total unpaid principal balance due Jinghe Zhang for advances was $255,197.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2018, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$70,983	$21,893	$49,090	$(9,053)	$10,212	$126,670
Daily Healthcare and Personal Care Series	193,227	89,479	103,748	(101,287)	27,800	245,036
Wellness House and Activated Water Machine Series	413,410	202,857	210,553	(230,180)	59,478	202,594
Segment Totals	$677,620	$314,229	$363,391	(340,520)	$97,490	574,300
Other Expense, net				(46)
Income Taxs				0
Unallocated Assets						5,106,062
Net Loss				$(340,566)
Total Assets						$5,680,362

For the three months ended June 30, 2017

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$206,991	$46,646	$160,345	$52,477	$20,707	$182,128
Daily Healthcare and Personal Care Series	303,991	68,204	235,787	49,602	30,411	298,602
Wellness House and Activated Water Machine Series	619,945	253,367	366,578	(29,836)	62,019	191,998
Segment Totals	$1,130,927	$368,217	$762,710	72,243	$113,137	672,728
Other Expense, net				(65,743)
Income Tax Benefits				(32)
Unallocated Assets						6,026,806
Net Income				$6,532
Total Assets						$6,699,534

For the six months ended June 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$154,100	$55,174	$98,926	$(97,225)	$31,504	$126,670
Daily Healthcare and Personal Care Series	298,820	132,844	165,976	(214,387)	61,091	245,036
Wellness House and Activated Water Machine Series	634,000	299,336	334,664	(472,343)	129,617	202,594
Segment Totals	$1,086,920	$487,354	$599,566	(783,955)	$222,212	574,300
Other Expense, net				(18,096)
Income Taxs				-
Unallocated Assets						5,106,062
Net Loss				$(802,051)
Total Assets						$5,680,362

For the six months ended June 30, 2017

	Sales	COGS	Gross profit	Income (Loss) from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$437,839	$101,366	$336,473	$13,065	$52,000	$182,128
Daily Healthcare and Personal Care Series	500,662	124,888	375,774	5,963	59,461	298,602
Wellness House and Activated Water Machine Series	935,307	379,893	555,414	(135,447)	111,083	191,998
Segment Totals	$1,873,808	$606,147	$1,267,661	(116,419)	$222,544	672,728
Other Expense, net				(62,971)
Income Tax Benefits				(32)
Unallocated Assets						6,026,806
Net Loss				$(179,358)
Total Assets						$6,699,534

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Sales to franchise customers	$460,707	$755,304	$745,932	$1,315,311
Sales to non-franchise customers	216,913	375,623	340,988	558,497

Total sales	$677,620	$1,130,927	$1,086,920	$1,873,808

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
REVENUES	$677,620	$1,130,927	$1,086,920	$1,873,808
COST OF REVENUES	314,229	368,217	487,354	606,147
GROSS PROFIT	363,391	762,710	599,566	1,267,661
OPERATING EXPENSES	703,911	690,467	1,383,521	1,384,080
INCOME (LOSS) FROM OPERATIONS	(340,520)	72,243	(783,955)	(116,419)
OTHER EXPENSE, NET	(46)	(65,743)	(18,096)	(62,971)
INCOME (LOSS) BEFORE INCOME TAXES	(340,566)	6,500	(802,051)	(179,390)
INCOME TAX BENEFITS	-	(32)	-	(32)
NET INCOME (LOSS)	$(340,566)	$6,532	$(802,051)	$(179,358)

Business Segments

In 2018 and 2017, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2018

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$70,983	10.5%	$193,227	28.5%	$413,410	61.0%	$677,620
COST OF REVENUES	21,893	7.0%	89,479	28.5%	202,857	64.6%	314,229
GROSS PROFIT	49,090	13.5%	103,748	28.5%	210,553	57.9%	363,391
GROSS MARGIN	69.2%		53.7%		50.9%		53.6%
OPERATING EXPENSES	58,143	8.3%	205,035	29.1%	440,733	62.6%	703,911
LOSS FROM OPERATIONS	$(9,053)	2.7%	$(101,287)	29.7%	$(230,180)	67.6%	$(340,520)

For the three months ended June 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$206,991	18.3%	$303,991	26.9%	$619,945	54.8%	$1,130,927
COST OF REVENUES	46,646	12.7%	68,204	18.5%	253,367	68.8%	368,217
GROSS PROFIT	160,345	21.0%	235,787	30.9%	366,578	48.1%	762,710
GROSS MARGIN	77.5%		77.6%		59.1%		67.4%
OPERATING EXPENSES	107,868	15.6%	186,185	27.0%	396,414	57.4%	690,467
INCOME (LOSS) FROM OPERATIONS	$52,477	72.6%	$49,602	68.7%	$(29,836)	-41.3%	$72,243

For the six months ended June 30, 2018

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$154,100	14.2%	$298,820	27.5%	$634,000	58.3%	$1,086,920
COST OF REVENUES	55,174	11.3%	132,844	27.3%	299,336	61.4%	487,354
GROSS PROFIT	98,926	16.5%	165,976	27.7%	334,664	55.8%	599,566
GROSS MARGIN	64.2%		55.5%		52.8%		55.2%
OPERATING EXPENSES	196,151	14.2%	380,363	27.5%	807,007	58.3%	1,383,521
LOSS FROM OPERATIONS	$(97,225)	12.4%	$(214,387)	27.3%	$(472,343)	60.3%	$(783,955)

For the six months ended June 30, 2017

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$437,839	23.4%	$500,662	26.7%	$935,307	49.9%	$1,873,808
COST OF REVENUES	101,366	16.7%	124,888	20.6%	379,893	62.7%	606,147
GROSS PROFIT	336,473	26.5%	375,774	29.6%	555,414	43.8%	1,267,661
GROSS MARGIN	76.8%		75.1%		59.4%		67.7%
OPERATING EXPENSES	323,408	23.4%	369,811	26.7%	690,861	49.9%	1,384,080
INCOME (LOSS) FROM OPERATIONS	$13,065	-11.2%	$5,963	-5.1%	$(135,447)	116.3%	$(116,419)

For The Three Months Ended June 30, 2018 Compared to June 30, 2017

Revenue. For the three months ended June 30, 2018, revenue was $677,620 compared to $1,130,927 for the three months ended June 30, 2017, a decrease of $453,307 or 40.1%. In early 2018, most of our sales staff resigned after implementing austerity plans on marketing. In addition, we regulated our marketing policy to our franchisees. The above two mentioned made a temporary adverse effect on our revenue. We anticipated our revenue will improve at the end of 2018, after the reconstruction period.

Revenue from healthcare knit goods segment decreased by $136,008 or 65.7% to $70,983 for the three months ended June 30, 2018 from $206,991 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $110,764 or 36.4% to $193,227 for the three months ended June 30, 2018 from $303,991 for the three months ended June 30, 2017. This was mainly due to the decrease in sales of our tourmaline breast petals, which was a new product in 2017 and had a higher sales for the three months ended June 30, 2017.

Revenue from wellness houses and activated water machines decreased by $206,535 or 33.3% to $413,410 for the three months ended June 30, 2018 from $619,945 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the three months ended June 30, 2018, cost of goods sold was $314,229 compared to $368,217 for the three months ended June 30, 2017, a decrease of $53,988 or 14.7%. This decrease was mainly due to the decreased cost in wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment decreased to $21,893 for the three months ended June 30, 2018 from $46,646 for the three months ended June 30, 2017, a decrease of $24,753 or 53.1%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment increased to $89,479 for the three months ended June 30, 2018 from $68,204 for the three months ended June 30, 2017, an increase of $21,275 or 31.2%. This increase was mainly due to the increase in the cost of Xin-Nao-Ling Fish Oil Soft Gel, which had an increase in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $202,857 for the three months ended June 30, 2018 from $253,367 for the three months ended June 30, 2017, a decrease of $50,510 or 19.9%. This decrease was mainly due to the decrease in the cost of the construction of wellness house.

Gross profit. Our gross profit decreased by $399,319 or 52.4% to $363,391 for the three months ended June 30, 2018, compared to $762,710 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 67.4% for the three months ended June 30, 2017 to 53.6% for the three months ended June 30, 2018. This decrease was mainly due to the fact that we gave more discounts to our franchisees beginning from 2018.

Gross profit for the healthcare knit goods segment decreased by $111,255 or 69.4% to $49,090 for the three months ended June 30, 2018 compared to $160,345 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment decreased from 77.5% for the three months ended June 30, 2017 to 69.2% for the three months ended June 30, 2018. It was mainly due to more discounts to our franchisees for the three months ended June 30, 2018.

Gross profit of daily healthcare and personal care segment decreased by $132,039 or 56% to $103,748 for the three months ended June 30, 2018, compared to $235,787 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in gross margin. The gross margin of daily healthcare and personal care segment decreased from 77.6% for the three months ended June 30, 2017 to 53.7% for the three months ended June 30, 2018. It was mainly due to the decreased sales of our tourmaline breast petals, which has a higher gross profit rate. In addition, for the three months ended June 30, 2018 we gave more discounts to our franchisees, especially on Xin-Nao-Ling Fish Oil Soft Gel.

Gross profit of the wellness house and activated water machine segments decreased by $156,025 or 42.6% to $210,553 for the three months ended June 30, 2018, compared to $366,578 for the three months ended June 30, 2017. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased from 59.1% for the three months ended June 30, 2017 to 50.9% for the three months ended June 30, 2018. In 2018, we promoted our advanced wellness house that better satisfy the sanitation and firefighting requirements. The new kind of wellness house has higher cost and lower gross margin.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $13,444 or 1.9%, from $690,467 for the three months ended June 30, 2017 to $703,911 for the three months ended June 30, 2018. This increase was mainly due to RMB’s depreciation against USD. Excluding the effect of exchange rate fluctuation, our total operating expenses decreased by 5.3%, as a result of decrease in conference expense and salary. Operating expenses for healthcare knit goods segment decreased by $49,725 or 46.1% to $58,143 for the three months ended June 30, 2018 from $107,868 for the three months ended June 30, 2017. Operating expenses for daily healthcare and personal care segment increased by $18,850 or 10.1% to $205,035 for the three months ended June 30, 2018 from $186,185 for the three months ended June 30, 2017. Operating expenses for our wellness house and activated water machine segment increased by $44,319 or 11.2% to $440,733 for the three months ended June 30, 2018 from $396,414 for the three months ended June 30, 2017.

Income (loss) from operations. As a result of the foregoing, our loss from operations was $(340,520) for the three months ended June 30, 2018, compared to $72,243 of income from operations for the three months ended June 30, 2017. This was mainly due to the decrease in sales as a result of implementing our new more regulated marketing policy as described above.

Income taxes (income tax benefits). Our income taxes were $0 for the three months ended June 30, 2018, compared to $(32) income taxes benefits for the three months ended June 30, 2017. The income tax benefits for the second quarter of 2017 were due to the refund of our income tax for 2016.

Net income (loss). For the three months ended June 30, 2018, our net loss was $(340,566) compared to $6,532 of net income for the three months ended June 30, 2017. This was mainly due to the decrease in sales.

For the six months Ended June 30, 2018 Compared to June 30, 2017

Revenue. For the six months ended June 30, 2018, revenue was $1,086,920 compared to $1,873,808 for the six months ended June 30, 2017, a decrease of $786,888 or 42%. In early 2018, most of our sales staff resigned after implementing austerity plans on marketing. In addition, we regulated our marketing policy to our franchisees. The above two mentioned made a temporary adverse effect on our revenue. We anticipated our revenue will improve at the end of 2018, after the reconstruction period.

Revenue from healthcare knit goods segment decreased by $283,739, or 64.8% to $154,100 for the six months ended June 30, 2018 from $437,839 for the six months ended June 30, 2017. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $201,842 or 40.3% to $298,820 for the six months ended June 30, 2018 from $500,662 for the six months ended June 30, 2017. This decrease was primarily due to the decrease in sales of our tourmaline breast petals, the new product we launched in 2017.

Revenue from wellness houses and activated water machines decreased by $301,307 or 32.2% to $634,000 for the six months ended June 30, 2018 from $935,307 for the six months ended June 30, 2017. This decrease was mainly due to the decrease in sales of our wellness house.

Cost of Goods Sold. For the six months ended June 30, 2018, cost of goods sold was $487,354 compared to $606,147 for the six months ended June 30, 2017, a decrease of $118,793, or 19.6%. This decrease was mainly due to the decrease in sales in healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment decreased to $55,174 for the six months ended June 30, 2018 from $101,366 for the six months ended June 30, 2017, a decrease of $46,192 or 45.6%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment increased to $132,844 for the six months ended June 30, 2018 from $124,888 for the six months ended June 30, 2017, an increase of $7,956 or 6.4%. This increase was mainly due to RMB’s depreciation against USD. Excluding the effect of exchange rate fluctuation, cost of goods sold for the daily healthcare and personal care segment decreased 1.5%.

Cost of goods sold for our wellness house and activated water machine segment decreased to $299,336 for the six months ended June 30, 2018 from $379,893 for the six months ended June 30, 2017, a decrease of $80,557 or 21.2%. This decrease was due to the decrease in the cost of our wellness house as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $668,095 or 52.7% to $599,566 for the six months ended June 30, 2018, compared to $1,267,661 for the six months ended June 30, 2017. This decrease was due to the decrease in sales. In addition, our gross margin decreased from 67.7% for the six months ended June 30, 2017 to 55.2% for the six months ended June 30, 2018. This decrease was mainly due to the decrease in gross margin in our daily healthcare and personal care segment and healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $237,547 or 70.6% to $98,926 for the six months ended June 30, 2018 compared to $336,473 for the six months ended June 30, 2017. This decrease was mainly due to the decrease in gross profit from our mattress products. The gross margins of healthcare knit goods segment decreased from 76.8% for the six months ended June 30, 2017 to 64.2% for the six months ended June 30, 2018. It was mainly due to that we gave more discounts to our franchisees in January 2018.

Gross profit of daily healthcare and personal care segment decreased by $209,798 or 55.8% to $165,976 for the six months ended June 30, 2018, compared to $375,774 for the six months ended June 30, 2017. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased from 75.1% for the six months ended June 30, 2017 to 55.5% for the six months ended June 30, 2018. This was mainly due to the decrease in sales of tourmaline breast petals, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segment decreased by $200,750 or 39.7% to $334,664 for the six months ended June 30, 2018, compared to $555,414 for the six months ended June 30, 2017. This decrease was mainly due to the decrease in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments decreased from 59.4% for the six months ended June 30, 2017 to 52.8% for the six months ended June 30, 2018. This was mainly due to the increase in sales of our advanced wellness house with lower gross profit rate.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $559, or 0.04%, from $1,384,080 for the six months ended June 30, 2017 to $1,383,521 for the six months ended June 30, 2018. This decrease was mainly due to the decreased conference expenses and salary. Operating expenses for healthcare knit goods segment decreased by $127,257 or 39.3% to $196,151 for the six months ended June 30, 2018 from $323,408 for the six months ended June 30, 2017. Operating expenses for daily healthcare and personal care segment increased by $10,552 or 2.9% to $380,363 for the six months ended June 30, 2018 from $369,811 for the six months ended June 30, 2017. Operating expenses for our wellness house and activated water machine segment increased by $116,146 or 16.8% to $807,007 for the six months ended June 30, 2018 from $690,861 for the six months ended June 30, 2017.

Loss from operations. As a result of the foregoing, our loss from operations was $783,955 for the six months ended June 30, 2018, compared to a loss from operations of $116,419 for the six months ended June 30, 2017, an increase of $667,536.

Income taxes (income tax benefits). Our income taxes were $0 for the six months ended June 30, 2018, compared to $(32) income tax benefits for the six months ended June 30, 2017.

Net loss. Our net loss was $802,051 for the six months ended June 30, 2018, compared to a net loss of $179,358 for the six months ended June 30, 2017. This increase of net loss was mainly due to the decrease of sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Sales to franchise customers	$460,707	$755,304	$745,932	$1,315,311
Sales to non-franchise customers	216,913	375,623	340,988	558,497

Total sales	$677,620	$1,130,927	$1,086,920	$1,873,808

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2018 was $518,535 and decreased to $296,264 by the end of June 30, 2018, a decrease of $222,271. This decrease was mainly due to our deteriorated operating results. On June 30, 2018, we had net working capital of $543,565, a decrease of $572,232 from $1,115,797 on December 31, 2017.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(350,919)	(39,318)
Investing activities	(5,352)	(115,229)
Financing activities	$128,360	(2,035)

Net Cash Used in Operating Activities

Net cash used in operating activities was $350,919 for the six months ended June 30, 2018, compared to $39,318 for the six months ended June 30, 2017. This was primarily due to an increase of $622,693 in net loss from our deteriorated operating results.

For the six months ended June 30, 2018, cash was mainly used to cover our loss of $802,051, which was primarily offset by an add-back of $211,457 of depreciation for non-cash expense, an increase in advances from customers of $82,874 and a decrease in inventories of $63,957.

For the six months ended June 30, 2017, cash was mainly used to cover our loss of $179,358 and an increase in other receivables of 220,255, which were primarily offset by an add-back of $211,614 of depreciation for non-cash expense, a decrease in advances to suppliers of $148,397.

Net Cash Used In Investing Activities

Net cash used in investing activities was $5,352 for the six months ended June 30, 2018, compared to $115,229 for the six months ended June 30, 2017. For the six months ended June 30, 2018, the cash expenditure of $5,704 was used in purchase of office equipment. For the six months ended June 30, 2017, we expended $158,864 on purchase of vehicles and office equipment.

Net Cash Provided By (Used In) Financing Activities

For the six months ended June 30, 2018, $128,360 of cash was provided by financing activities, compared to $2,035 of cash used in financing activities for the six months ended June 30, 2017. The cash was used to repay Jinghe Zhang and Shenyang Joway for advances made in prior periods.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $0 of these advances for the six months ended June 30, 2018 and 2017. As of June 30, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,201. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,481,557 has been repaid. For the three months ended June 30, 2018 and 2017, we received $128,360 and repaid $2,035 of advance, respectively. As of June 30, 2018, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $255,197.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2018, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2018 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 14, 2018

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer