Form 10-Q
period 2018-09-30
Joway Health Industries Group Inc
filed 2018-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2018 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-20

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$115,639	$518,535
Accounts receivable	1,316	2,777
Other receivables	37,876	66,003
Inventories	549,245	618,247
Advances to suppliers	33,895	95,521
Prepaid taxes	64,554	75,557
Prepaid expense	1,748	2,364
Total current assets	804,273	1,379,004

PROPERTY, PLANT AND EQUIPMENT, net	3,862,130	4,398,832

OTHER ASSETS:
Intangible assets, net	479,167	521,294
Total other assets	479,167	521,294

Total assets	$5,145,570	$6,299,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,447	$29,419
Advances from customers	31,271	38,034
Other payables	57,761	66,716
Due to related parties	348,453	129,038
Total current liabilities	482,932	263,207

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding		-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(3,616,313)	(2,503,952)
Accumulated other comprehensive income	543,180	804,104
Total stockholders’ equity	4,662,638	6,035,923
Total liabilities and stockholders’ equity	$5,145,570	$6,299,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

REVENUES	$390,465	$734,938	$1,477,385	$2,608,746

COST OF REVENUES	163,193	312,613	650,547	918,760

GROSS PROFIT	227,272	422,325	826,838	1,689,986

Selling expenses	167,921	235,005	663,437	733,799
General and administrative expenses	370,827	447,777	1,258,832	1,333,063
OPERATING EXPENSES	538,748	682,782	1,922,269	2,066,862

LOSS FROM OPERATIONS	(311,476)	(260,457)	(1,095,431)	(376,876)

Interest income	76	147	282	566
Other income	1,090	9,880	3,422	15,091
Other expenses	-	(42,240)	(20,634)	(110,841)
OTHER INCOME (EXPENSE), NET	1,166	(32,213)	(16,930)	(95,184)

LOSS BEFORE INCOME TAXES	(310,310)	(292,670)	(1,112,361)	(472,060)

INCOME BENEFITS	-	-	-	(32)

NET LOSS	(310,310)	(292,670)	(1,112,361)	(472,028)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(188,893)	113,690	(260,924)	270,407

COMPREHENSIVE LOSS	$(499,203)	$(178,980)	$(1,373,285)	$(201,621)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,112,361)	$(472,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	321,283	326,896
Amortization	15,666	16,561
Allowance for doubtful accounts	1,316	-
Loss on sale of assets	6,175	110,841
Changes in operating assets and liabilities:
Accounts receivable, trade	145	(2,716)
Other receivables	28,127	5,528
Inventories	72,433	19,384
Advances to suppliers	61,626	1,346
Prepaid expense	616	(1,025)
Accounts payable	16,028	(14,935)
Advances from customers	(6,763)	99,399
Other payable	194	(5,896)
Salary and welfare payable	(9,149)	5,069
Taxes payable	11,003	773
Net cash provided by (used in) operating activities	(593,661)	89,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(7,303)	(355,765)
Proceeds from sale of equipment	344	74,538
Net cash used in investing activities	(6,959)	(281,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of due to related parties	219,415	(2,707)
Net cash provided by (used in) financing activities	219,415	(2,707)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21,691)	59,562

NET DECREASE IN CASH	(402,896)	(135,175)

CASH, beginning of period	518,535	919,390

CASH, end of period	$115,639	$784,215

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2017 which was filed on April 2, 2018.

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

	For the nine months ended September 30,		For the year ended December 31,
	2018	2017	2017
Period ended RMB: USD Exchange rate	6.86654	6.8063	6.50739
Average RMB: USD Exchange rate	6.51368	6.6545	6.75783

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $(188,893) and $113,690 for the three months ended September 30, 2018 and 2017, respectively, and $(260,924) and $270,407 for the nine months ended September 30, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2018 and December 31, 2017, the Company allowance $1,316 and $0 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2018 and December 31, 2017, the Company recorded $62,153 and $65,584 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $33,895 and $95,521 as of September 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2018 and 2017.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $25,410 and $42,283 for the three months ended September 30, 2018 and 2017, respectively, and $93,698 and $110,116 for the nine months ended September 30, 2018 and 2017, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine month periods ended September 30, 2018 and 2017.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2018 and the year ended December 31, 2017, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$2,632	$2,777
Less: allowance for bad debt	(1,316)	-
	$1,316	$2,777

As of the periods presented, the Company allowance $1,316 and $0 for doubtful accounts, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$149,093	$219,357
Finished goods	425,193	425,314
Low value consumables	37,112	39,160
Total	611,398	683,831
Less: impairment loss	(62,153)	(65,584)
Inventory, net	$549,245	$618,247

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2018 and December 31, 2017, the Company recognized $62,153 and $65,584, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Building	$5,798,654	$6,118,687
Operating Equipment	337,152	372,368
Office furniture and equipment	343,432	360,601
Vehicles	1,021,911	1,116,010
Total	7,501,149	7,967,666
Less: accumulated depreciation	(3,639,019)	(3,568,834)
Property, plant and equipment, net	$3,862,130	$4,398,832

Depreciation expense for the three months ended September 30, 2018 and 2017 amounted to $109,826 and $115,282, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $321,283 and $326,896, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2018	2017
Land use rights	$601,185	$634,365
Other intangible assets	76,919	81,164
Total	678,104	715,529
Less: accumulated amortization	(198,937)	(194,235)
Intangible assets, net	$479,167	$521,294

Amortization expense of intangible assets for the three months ended September 30, 2018 and 2017 was $4,911 and $5,631, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $15,666 and $16,561, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2018	$22,240
2019	$22,240
2020	$22,240
2021	$22,240
2022	$22,240
Thereafter	$410,094

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2018	2017
Shenyang Joway Industrial Development Co., Ltd.	$2,121	$2,239
Jinghe Zhang	346,332	126,799
Total	$348,453	$129,038

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology of which $789,512 has been repaid. For the nine months ended September 30, 2018 and 2017, the Company both repaid $0 of these advances. But the exchange rate fluctuation affected $118 of decrease in the balance of these advances for the nine months ended September 30, 2018. As of September 30, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,121.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang of which $4,390,422 has been repaid. For the nine months ended September 30, 2018 and 2017, the Company received $219,533 and repaid $2,707 of these advances, respectively. As of September 30, 2018, the total unpaid principal balance due Jinghe Zhang for advances was $346,332.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2018, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$56,159	$15,306	$40,853	$(36,571)	$16,502	$131,356
Daily Healthcare and Personal Care Series	130,115	53,697	76,418	(101,319)	38,234	253,988
Wellness House and Activated Water Machine Series	204,191	94,190	110,001	(173,586)	60,001	158,548
Segment Totals	$390,465	$163,193	$227,272	(311,476)	$114,737	543,892
Other Income, net				1,166
Income Tax				-
Unallocated Assets						4,601,678
Net Loss				$(310,310)
Total Assets						$5,145,570

For the three months ended September 30, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$162,297	$55,115	$107,182	$(44,882)	$26,705	$165,363
Daily Healthcare and Personal Care Series	225,437	82,004	143,433	(62,034)	37,095	216,318
Wellness House and Activated Water Machine Series	347,204	175,494	171,710	(153,541)	57,131	260,605
Segment Totals	$734,938	$312,613	$422,325	(260,457)	$120,931	642,286
Other Expense, net				(32,213)
Income Taxes				-
Unallocated Assets						5,938,286
Net Loss				$(292,670)
Total Assets						$6,580,572

For the nine months ended September 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$210,259	$70,480	$139,779	$(133,796)	$47,954	$131,356
Daily Healthcare and Personal Care Series	428,935	186,541	242,394	(315,706)	97,828	253,988
Wellness House and Activated Water Machine Series	838,191	393,526	444,665	(645,929)	191,167	158,548
Segment Totals	$1,477,385	$650,547	$826,838	(1,095,431)	$336,949	543,892
Other Expenses, net				(16,930)
Income Tax				-
Unallocated Assets						4,601,678
Net Loss				$(1,112,361)
Total Assets						$5,145,570

For the nine months ended September 30, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$600,136	$156,481	$443,655	$(31,817)	$79,012	$165,363
Daily Healthcare and Personal Care Series	726,099	206,892	519,207	(56,071)	95,595	216,318
Wellness House and Activated Water Machine Series	1,282,511	555,387	727,124	(288,988)	168,850	260,605
Segment Totals	$2,608,746	$918,760	$1,689,986	(376,876)	$343,457	642,286
Other Expense, net				(95,184)
Income Benefits				(32)
Unallocated Assets						5,938,286
Net Loss				$(472,028)
Total Assets						$6,580,572

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Sales to franchise customers	$292,306	$585,722	$1,038,238	$1,901,033
Sales to non-franchise customers	98,159	149,216	439,147	707,713

Total sales	$390,465	$734,938	$1,477,385	$2,608,746

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
REVENUES	$390,465	$734,938	$1,477,385	$2,608,746
COST OF REVENUES	163,193	312,613	650,547	918,760
GROSS PROFIT	227,272	422,325	826,838	1,689,986
OPERATING EXPENSES	538,748	682,782	1,922,269	2,066,862
LOSS FROM OPERATIONS	(311,476)	(260,457)	(1,095,431)	(376,876)
OTHER INCOME (EXPENSE), NET	1,166	(32,213)	(16,930)	(95,184)
LOSS BEFORE INCOME TAXES	(310,310)	(292,670)	(1,112,361)	(472,060)
INCOME TAXES (BENEFITS)	-	-	-	(32)
NET LOSS	$(310,310)	$(292,670)	$(1,112,361)	$(472,028)

Business Segments

In 2018 and 2017, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2018

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$56,159	14.4%	$130,115	33.3%	$204,191	52.3%	$390,465
COST OF REVENUES	15,306	9.4%	53,697	32.9%	94,190	57.7%	163,193
GROSS PROFIT	40,853	18.0%	76,418	33.6%	110,001	48.4%	227,272
GROSS MARGIN	72.7%		58.7%		53.9%		58.2%
OPERATING EXPENSES	77,424	14.4%	177,737	33.0%	283,587	52.6%	538,748
LOSS FROM OPERATIONS	$(36,571)	11.7%	$(101,319)	32.5%	$(173,586)	55.7%	$(311,476)

For the three months ended September 30, 2017

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$162,297	22.1%	$225,437	30.7%	$347,204	47.2%	$734,938
COST OF REVENUES	55,115	17.6%	82,004	26.2%	175,494	56.1%	312,613
GROSS PROFIT	107,182	25.4%	143,433	34.0%	171,710	40.7%	422,325
GROSS MARGIN	66.0%		63.6%		49.5%		57.5%
OPERATING EXPENSES	152,064	22.3%	205,467	30.1%	325,251	47.6%	682,782
LOSS FROM OPERATIONS	$(44,882)	17.2%	$(62,034)	23.8%	$(153,541)	59.0%	$(260,457)

For the nine months ended September 30, 2018

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$210,259	14.2%	$428,935	29.0%	$838,191	56.7%	$1,477,385
COST OF REVENUES	70,480	10.8%	186,541	28.7%	393,526	60.5%	650,547
GROSS PROFIT	139,779	16.9%	242,394	29.3%	444,665	53.8%	826,838
GROSS MARGIN	66.5%		56.5%		53.1%		56.0%
OPERATING EXPENSES	273,575	14.2%	558,100	29.0%	1,090,594	56.7%	1,922,269
LOSS FROM OPERATIONS	$(133,796)	12.2%	$(315,706)	28.8%	$(645,929)	59.0%	$(1,095,431)

For the nine months ended September 30, 2017

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$600,136	23.0%	$726,099	27.8%	$1,282,511	49.2%	$2,608,746
COST OF REVENUES	156,481	17.0%	206,892	22.5%	555,387	60.4%	918,760
GROSS PROFIT	443,655	26.3%	519,207	30.7%	727,124	43.0%	1,689,986
GROSS MARGIN	73.9%		71.5%		56.7%		64.8%
OPERATING EXPENSES	475,472	23.0%	575,278	27.8%	1,016,112	49.2%	2,066,862
LOSS FROM OPERATIONS	$(31,817)	8.4%	$(56,071)	14.9%	$(288,988)	76.7%	$(376,876)

For The Three Months Ended September 30, 2018 Compared to September 30, 2017

Revenue. For the three months ended September 30, 2018, revenue was $390,465 compared to $734,938 for the three months ended September 30, 2017, a decrease of $344,473 or 46.9%. In early 2018, most of our sales staff resigned after we implemented austerity plans on marketing. Meanwhile we regulated our marketing policy to our franchisees. The above two mentioned made a temporary adverse effect on our revenue. We anticipated our revenue will improve at the end of 2018, after the reconstruction period.

Revenue from healthcare knit goods segment decreased by $106,138 or 65.4% to $56,159 for the three months ended September 30, 2018 from $162,297 for the three months ended September 30, 2017. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $95,322 or 42.3% to $130,115 for the three months ended September 30, 2018 from $225,437 for the three months ended September 30, 2017. This was primarily due to the decrease in sales of our Tourmaline shawls.

Revenue from wellness houses and activated water machines decreased by $143,013 or 41.2% to $204,191 for the three months ended September 30, 2018 from $347,204 for the three months ended September 30, 2017. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the three months ended September 30, 2018, cost of goods sold was $163,193 compared to $312,613 for the three months ended September 30, 2017, a decrease of $149,420 or 47.8%. This decrease was mainly due to the decrease in the cost of wellness house and activated water machine segment.

Cost of goods sold for healthcare knit goods segment decreased to $15,306 for the three months ended September 30, 2018 from $55,115 for the three months ended September 30, 2017, a decrease of $39,809 or 72.2%. This decrease was due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $53,697 for the three months ended September 30, 2018 from $82,004 for the three months ended September 30, 2017, a decrease of $28,307 or 34.5%. This decrease was due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $94,190 for the three months ended September 30, 2018 from $175,494 for the three months ended September 30, 2017, a decrease of $81,304 or 46.3%. This decrease was mainly due to the decrease in the cost of the construction of our wellness house as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $195,053 or 46.2% to $227,272 for the three months ended September 30, 2018, compared to $422,325 for the three months ended September 30, 2017. This decrease was mainly due to the decrease in sales. Our gross margin slightly increased from 57.5% for the three months ended September 30, 2017 to 58.2% for the three months ended September 30, 2018.

Gross profit for the healthcare knit goods segment decreased by $66,329 or 61.9% to $40,853 for the three months ended September 30, 2018 compared to $107,182 for the three months ended September 30, 2017. This decrease was mainly due to the decreased gross profit of our mattress products. The gross margins of healthcare knit goods segment increased from 66% for the three months ended September 30, 2017 to 72.7% for the three months ended September 30, 2018. It was mainly due to the increase in proportion of our higher gross margin products.

Gross profit of daily healthcare and personal care segment decreased by $67,015 or 46.7% to $76,418 for the three months ended September 30, 2018, compared to $143,433 for the three months ended September 30, 2017. This decrease was mainly due to the decreased profit of tourmaline shawls. The gross margin of daily healthcare and personal care segment decreased from 63.6% for the three months ended September 30, 2017 to 58.7% for the three months ended September 30, 2018. It was mainly due to the more discounts on Xin-Nao-Ling Fish Oil Soft Gel to our franchisees in 2018.

Gross profit of the wellness house and activated water machine segments decreased by $61,709 or 35.9% to $110,001 for the three months ended September 30, 2018, compared to $171,710 for the three months ended September 30, 2017. This decrease was mainly due to the decrease in gross profit from construction of wellness houses. The gross margin of our wellness house and activated water machine segments increased from 49.5% for the three months ended September 30, 2017 to 53.9% for the three months ended September 30, 2018. This increase was mainly influenced by the increased gross margin of our wellness houses construction.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $144,034 or 21.2%, from $682,782 for the three months ended September 30, 2017 to $538,748 for the three months ended September 30, 2018. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment decreased by $74,640 or 49.1% to $77,424 for the three months ended September 30, 2018 from $152,064 for the three months ended September 30, 2017. Operating expenses for daily healthcare and personal care segment decreased by $27,730 or 13.5% to $177,737 for the three months ended September 30, 2018 from $205,467 for the three months ended September 30, 2017. Operating expenses for our wellness house and activated water machine segment decreased by $41,664 or 12.8% to $283,587 for the three months ended September 30, 2018 from $325,251 for the three months ended September 30, 2017.

Loss from operations. As a result of the foregoing, our loss from operations was $311,476 for the three months ended September 30, 2018, compared to $260,457 for the three months ended September 30, 2017, an increase of $51,019. The increased loss was mainly due to the decrease in sales as discussed above.

Income taxes. Our income tax expenses did not incur for the three months ended September 30, 2018 and 2017.

Net loss. For the three months ended September 30, 2018, our net loss was $310,310 compared to $292,670 for the three months ended September 30, 2017, which was mainly due to decrease in sales.

For the Nine Months Ended September 30, 2018 Compared to September 30, 2017

Revenue. For the nine months ended September 30, 2018, revenue was $1,477,385 compared to $2,608,746 for the nine months ended September 30, 2017, a decrease of $1,131,361 or 43.4%. This decrease was mainly due to our more regulated marketing policy in 2018.

Revenue from healthcare knit goods segment decreased by $389,877, or 65% to $210,259 for the nine months ended September 30, 2018 from $600,136 for the nine months ended September 30, 2017. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $297,164 or 40.9% to $428,935 for the nine months ended September 30, 2018 from $726,099 for the nine months ended September 30, 2017. This decrease was primarily due to the decrease in sales of our tourmaline breast petals, the new product we launched in 2017.

Revenue from wellness houses and activated water machines decreased by $444,320 or 34.6% to $838,191 for the nine months ended September 30, 2018 from $1,282,511 for the nine months ended September 30, 2017. This decrease was mainly due to the decrease in construction of wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2018, cost of goods sold was $650,547 compared to $918,760 for the nine months ended September 30, 2017, a decrease of $268,213, or 29.2%. This decrease was mainly due to the decrease in the cost of wellness house and activated water machine segment and healthcare knit goods segment.

Cost of goods sold for healthcare knit goods segment decreased to $70,480 for the nine months ended September 30, 2018 from $156,481 for the nine months ended September 30, 2017, a decrease of $86,001 or 55%. This decrease was mainly due to the decrease in the cost of our mattress products, as a result of decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $186,541 for the nine months ended September 30, 2018 from $206,892 for the nine months ended September 30, 2017, a decrease of $20,351 or 9.8%. This decrease was mainly due to the decrease in the cost of our tourmaline breast petals, as a result of decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $393,526 for the nine months ended September 30, 2018 from $555,387 for the nine months ended September 30, 2017, a decrease of $161,861 or 29.1%. This decrease was mainly due to the decrease in the cost of our wellness house, as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $863,148 or 51.1% to $826,838 for the nine months ended September 30, 2018, compared to $1,689,986 for the nine months ended September 30, 2017. This decrease was due to the decrease in sales. Our gross margin decreased from 64.8% for the nine months ended September 30, 2017 to 56% for the nine months ended September 30, 2018. This decrease was mainly due to the decrease in gross margin in our daily healthcare and personal care segment and healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $303,876 or 68.5% to $139,779 for the nine months ended September 30, 2018 compared to $443,655 for the nine months ended September 30, 2017. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 73.9% for the nine months ended September 30, 2017 to 66.5% for the nine months ended September 30, 2018. It was mainly due to that we gave more discounts to our franchisees in 2018.

Gross profit of daily healthcare and personal care segment decreased by $276,813 or 53.3% to $242,394 for the nine months ended September 30, 2018, compared to $519,207 for the nine months ended September 30, 2017. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased from 71.5% for the nine months ended September 30, 2017 to 56.5% for the nine months ended September 30, 2018. This was mainly due to the decrease in sales of tourmaline breast petals, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segments decreased by $282,459 or 38.8% to $444,665 for the nine months ended September 30, 2018, compared to $727,124 for the nine months ended September 30, 2017. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased slightly from 56.7% for the nine months ended September 30, 2017 to 53.1% for the nine months ended September 30, 2018.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $144,593 or 7%, from $2,066,862 for the nine months ended September 30, 2017 to $1,922,269 for the nine months ended September 30, 2018. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment decreased by $201,897 or 42.5% to $273,575 for the nine months ended September 30, 2018 from $475,472 for the nine months ended September 30, 2017. Operating expenses for daily healthcare and personal care segment decreased by $17,178 or 3% to $558,100 for the nine months ended September 30, 2018 from $575,278 for the nine months ended September 30, 2017. Operating expenses for our wellness house and activated water machine segment increased by $74,482 or 7.3% to $1,090,594 for the nine months ended September 30, 2018 from $1,016,112 for the nine months ended September 30, 2017.

Loss from operations. As a result of the foregoing, our loss from operations was $1,095,431 for the nine months ended September 30, 2018, compared to $376,876 for the nine months ended September 30, 2017, an increase of $718,555. The increased loss from operations was mainly due to the decrease in sales.

Income taxes (income tax benefits). Our income tax expenses were $0 for the nine months ended September 30, 2018, compared to $(32) of income tax benefits for the nine months ended September 30, 2017. The income tax benefits in 2017 was due to the refund of our income tax for 2016.

Net loss. Our net loss was $1,112,361 for the nine months ended September 30, 2018, compared to $472,028 for the nine months ended September 30, 2017. The increased loss was mainly due to the decrease in sales.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Sales to franchise customers	$292,306	$585,722	$1,038,238	$1,901,033
Sales to non-franchise customers	98,159	149,216	439,147	707,713

Total sales	$390,465	$734,938	$1,477,385	$2,608,746

Liquidity and Capital Resources

Our cash at December 31, 2017 was $518,535 and decreased to $115,639 at September 30, 2018, a decrease of $402,896. This decrease was mainly due to our deteriorated operating results. On September 30, 2018, we had net working capital of $321,341, a decrease of $794,456 from $1,115,797 on December 31, 2017.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(593,661)	$89,197
Investing activities	$(6,959)	$(281,227)
Financing activities	$219,415	$(2,707)

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $593,661 for the nine months ended September 30, 2018, compared to $89,197 of net cash provided by operating activities for the nine months ended September 30, 2017. This was primarily due to an increase of $640,333 in net loss from our deteriorated operating results.

For the nine months ended September 30, 2018, cash was mainly used to cover the loss of $1,112,361, which was primarily offset by an add-back of depreciation of $321,283, a decrease in inventories of $72,433 and a decrease in advances to suppliers of $61,626.

For the nine months ended September 30, 2017, cash was mainly provided by $326,896 of add-back of depreciation and $110,841 of loss on sale of assets for non-cash expense, the increase in advances from customer of $99,399, which were primarily offset by cash used to cover the loss of $472,028.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,959 for the nine months ended September 30, 2018, compared to $281,227 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, we expended $7,303 on purchase of office equipment. For the nine months ended September 30, 2017, we expended $355,765 on purchase of vehicles and office equipment.

Net Cash Provided By (Used In) Financing Activities

For the nine months ended September 30, 2018, $219,415 of cash was provided by financing activities, compared to $2,707 of cash used in financing activities for the nine months ended September 30, 2017. The cash was provided by and used to repay advances from Jinghe Zhang and Shenyang Joway.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $791,701 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $0 of these advances for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unpaid principal balance due Shenyang Joway for advances was $2,121. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $4,736,754 from Jinghe Zhang. We received $219,533 and repaid $2,707 of advances for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unpaid principal balance due Jinghe Zhang for advances made to Joway Shengshi was $346,332.

The Company has sufficient liquidity from internal and external sources to meet the Company’s operating cash needs over the next 12 months even if Mr. Zhang and Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to any of our operating units.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2018, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2018 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2018

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer