Form 10-K
period 2018-12-31
Joway Health Industries Group Inc
filed 2019-04-01
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of December 31, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was $177,390. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of April 1, 2019, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2019. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ii

PART I

Item 1. BUSINESS.

Overview

Through our PRC Operating Entities, Joway Health Industries Group Inc. (the “Company” or “Joway Health”) is engaged in the manufacture, distribution and sale of tourmaline-related healthcare products. We are incorporated in the state of Nevada. Our principal executive offices are located at No. 19. Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 301800.Our website address is www.jowayhealth.com.

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

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. LijunSi and Mr. BaogangSong founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. LijunSi transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2018 and 2017, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2018, we had 66 employees. Our principal executive offices are located at No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

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

For the fiscal years ended December 31, 2018 and 2017, our healthcare knit goods series of products accounted for approximately 14.2% and 22.4% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2018 and 2017, our daily healthcare and personal care series of products accounted for approximately 29.9% and 27.8% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated waist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits. This series is also comprised of two edible products without tourmaline treatment, including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation.

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

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2018 and 2017, our wellness house and activated water machine series of products accounted for approximately 55.9% and 49.9% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. Tourmaline is perceived to have certain health benefits. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can contain three people; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs are infused tourmaline particles into filters. Our Foot Sauna Bucket is filled with tourmaline particles on the bottom.

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

Return Policy

It is our normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During the year of 2018 and 2017, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2018 and 2017.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have nineteen employees engaged in manufacturing as of December 31, 2018. We had our own design team comprising seven designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2018 and 2017, respectively.

Top Ten Customers in 2018

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd	¥1,238,149	$187,183	Xin-Nao-Ling Fish Oil Soft Gel, Tourmaline Bed Linens, Tourmaline NuBra, etc.	11.2%
2	Xu Xiangyun Store	1,051,160	158,914	Foot Sauna Bucket, Wellness House, Tourmaline Scarf, etc.	9.5%
3	Li Xiaojun Store	707,341	106,936	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	6.4%
4	Miao Li Store	637,118	96,319	Tourmaline Bed Linens, Foot Sauna Bucket, Tourmaline NuBra, etc.	5.8%
5	Xie Weijing Store	617,272	93,319	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	5.6%
6	Wang Huiru Store	442,332	66,872	Golden Mattress, Wellness House, Tourmaline Waist Protector, etc.	4.0%
7	Zhang Xiangyue Store	426,547	64,485	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	3.9%
8	Zhu Cuiliu Store	382,215	57,783	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	3.5%
9	Wen Zhanhe Store	271,879	41,103	Tap Water Purifier, Wellness House, Tourmaline Scarf, etc.	2.5%
10	Zhang Aiyun Store	240,365	36,338	Wellness House, Foot Sauna Bucket, Tourmaline Soap, etc.	2.2%
		¥6,014,378	$909,252		54.6%

Top Ten Customers in 2017

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd.	¥1,836,850	$271,811	Tourmaline Bed Linens, Latex Pillow, Golden Mattress, etc.	6.4%
2	Xie Weijing Store	1,279,606	189,352	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	4.4%
3	Wen Zhanhe Store	1,241,906	183,773	Tourmaline Scarf, Tourmaline Bed Linens, Wellness House, etc.	4.3%
4	Xu Xiangyun Store	1,228,409	181,776	Foot Sauna Bucket, Wellness House, Tourmaline Scarf, etc.	4.2%
5	Zhang Xiangyue Store	924,163	136,754	Wellness House, Foot Sauna Bucket, Golden Mattress, etc.	3.2%
6	Zhu Cuiliu Store	863,829	127,826	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	3.0%
7	Li Xiaojun Store	807,492	119,490	Foot Sauna Bucket, Wellness House, Tap Water Purifier, etc.	2.8%
8	Zhang Aiyun Store	791,742	117,159	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	2.7%
9	Wang Jun Store	692,695	102,503	Tourmaline Bed Linens, Foot Sauna Bucket, Tap Water Purifier, etc.	2.4%
10	Xia Caoyong Store	633,904	93,803	Foot Sauna Bucket, Tap Water Purifier, Golden Mattress, etc.	2.2%
		¥10,300,596	$1,524,247		35.6%

Our main customers are franchisees that are authorized to sell our products exclusively. In 2018, we had one customer accounted for 11.2% of our annual sales revenue and in 2017 we do not have any customer accounted for more than 10% of our annual sales revenue.

Suppliers

Below is a list of our top ten suppliers in 2018 and 2017, respectively.

Top Ten Suppliers in 2018

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Xuzhou Hailante Sauna Equipment Co. Ltd.	¥941,398	$142,320	Wellness House for family use	13.2%
2	Penglai Huakang Health Products Co. Ltd.	664,000	100,383	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.3%
3	Jiangmen Sangjian Sauna Equipment Co. Ltd.	532,265	80,468	Foot Sauna Bucket	7.5%
4	Hangzhou Siluhua Home Spinning Co. Ltd.	387,341	58,558	Mattress Products and Other Bedding Articles	5.4%
5	Tianjin Wuyi Kangjian Network Technology Co., Ltd.	360,000	54,425	Intelligent Component Analyzer	5.1%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	250,014	37,797	Wood Materials for Wellness house construction	3.5%
7	Nanjing Tianmai Yuanhongdi Warm Technology Co., Ltd.	174,028	26,310	Far-infrared Heating Flooring	2.4%
8	Langfang Qingzhu Paper Products Co. Ltd.	172,340	26,054	Package	2.4%
9	Tianjin Ruigao Construction Materials Sales Co., Ltd.	158,067	23,897	Fireproof Calcium Silicate Board	2.2%
10	Zhejiang Taikang Biotechnology Co. Ltd.	108,712	16,435	Tourmaline Toothpaste	1.5%
		¥3,748,165	$566,647		52.5%

Top Ten Suppliers in 2017

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Guangzhou Sanjian Wood Products Co., Ltd.	¥1,326,600	$196,306	Foot Sauna Bucket	12.6%
2	Healthland Sauna Equipment Co., Ltd.	645,000	95,445	Wellness House for family use	6.1%
3	Jiangsu Meimiao Environmental Protection Technology Co., Ltd.	539,660	79,857	Tap Water Purifier and Materials	5.1%
4	Erlian Haote Yuanheng Wood Industry Co., Ltd.	464,173	68,687	Wellness House Materials	4.4%
5	Shijiazhuang Huajie Wood Industry Co., Ltd.	455,250	67,366	Wellness House Materials	4.3%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	412,654	61,063	Package	3.9%
7	Penglai Huakang Healthcare Product Co., Ltd.	335,000	49,572	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	3.2%
8	Haimen Baibaoli Bedding Textile Factory	316,424	46,823	Tourmaline Bed Linens	3.0%
9	Hangzhou Siluhua Home Textile Co., Ltd.	265,855	39,340	Mattress Products and Other Bedding Articles	2.5%
10	Lianyungang Dongguang Floor Heating Co., Ltd.	265,590	39,301	Wellness House Materials	2.5%
		¥5,026,206	$743,760		47.6%

In 2018 and 2017, we had one supplier accounted for 13.2% and 12.6% of our annual raw materials purchases, respectively. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 71% and 72% of our annual sales in 2018 and 2017, respectively, were made to our franchisees.

As of December 31, 2018, there were approximately 102 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	5
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	64
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	3
Southern China (Guangdong, Hainan, Guangxi)	4
Central China (Henan, Hubei, Hunan, Jiangxi)	22
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	4
Total	102

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

Marketing and Sales

Our primary marketing strategies are directed towards both our franchisees and end users, and the marketing efforts of our franchisees are directed towards end users. We assist franchisees on monthly product introduction seminars, which are open to both our franchisees and to the general public. We also host an annual conference and three quarterly conferences, which are open to both our franchisees and to the general public as well. In 2018 and 2017, we held our annual and quarterly conferences in Tianjin City and did not charge entrance fees.

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 12 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2018, we held product seminars and meetings in approximately 32 cities in the PRC.

Generally, we are responsible for the cost of annual and quarterly conferences. In 2018 and 2017, we incurred costs related to annual and quarterly conferences of $15,900 (RMB 105,171) and $72,478 (RMB 489,797), respectively.

Below is a breakdown of our marketing expenses in the fiscal years 2018 and 2017.

	2018		2017
Expenses	RMB	US$	RMB	US$
Promotion	¥466,204	$70,481	¥582,620	$87,690
Printing	40,955	6,192	118,826	17,884
Travelling	1,824,361	275,807	2,794,704	420,629
Training	-	-	19,200	2,890
Salaries	1,393,672	210,695	2,006,652	302,020
Total	¥3,725,192	$563,175	¥5,522,002	$831,113

For the fiscal year 2019, we have a marketing and sales budget of $508,984 (RMB 3,500,000), of which, $43,627 (RMB 300,000) is budgeted for our 2019 annual and quarterly conference, $189,051 (RMB 1,300,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

Our Competitors

Our major competitors in the PRC are as follows:

●	Hanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development. In 2016, we applied for a new patent on tourmaline after researching with Tianjin University of Technology. In addition, we have 3 types of products put on record of the Class 1 Medical devices in Tianjin Market and Quality Supervision and Administration Commission which lay a foundation of making health care products listed in Tianjin catalogue of medical system.

●	Product Diversification Advantage: Most of our competitors concentrate on the one of the tourmaline segments. On the contrary, our products cover diversified tourmaline related catalogue such as tourmaline daily health-related products, water treatment products and tourmaline home accessories, etc.

●	Sales Channels Advantage: As of December 31, 2018, we had approximately 102 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

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

Research and Development

As of December 31, 2018, we had four employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2018 and 2017, we spent $109,373 (RMB 723,464) and $108,466 (RMB 732,998), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2018 and 2017 as well as our budget for 2019.

	2018		2017		2019 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	17,669	2,671	3,504	519	10,000	1,454
Samples	253,568	38,334	51,869	7,675	100,000	14,542
Travel Expense	12,023	1,818	15,659	2,317	15,000	2,181
Salary	417,959	63,187	568,360	84,104	300,000	43,627
Inspection Fee	22,245	3,363	93,606	13,851	20,000	2,908
Total	723,464	109,373	732,998	108,466	445,000	64,712

Intellectual Property

We regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

The trademarks we currently use include the “Joway” trademark, which is owned by our President, Chief Executive Officer and director, Mr. Jinghe Zhang. We are permitted to use the “Joway” trademark pursuant to a license agreement with Mr. Jinghe Zhang dated December 1, 2009 for a term of ten years. The agreement is renewable at the end of its respective term. There are no license fees to Mr. Jinghe Zhang for the use of the trademark.

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

			July 21, 2011	July 20, 2021	Tianjin Joway Shengshi Group Co., Ltd.

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
	8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	April 28, 2011	April 27, 2021	Tianjin Joway Shengshi Group Co., Ltd.

	8029052	Class 5: Pharmaceuticals.	April 14, 2011	April 13, 2021	Tianjin Joway
		Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.			Shengshi Group Co., Ltd.

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

		May 28, 2011	May 27, 2021	Tianjin Joway Shengshi Group Co., Ltd

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
11275200

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

			December 28, 2013	December 27, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11232054	Class 33: Alcoholic beverages. Fruit extracts [alcoholic], aperitifs, distilled beverages, cider, digesters [liqueurs and spirits], wine, clear wine, alcoholic beverages [except beer] and sake.	December 14, 2013	December 13, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11203446	Class 5: Pharmaceuticals. Glue ball, Reducing tea, air purifying preparations, mosquito-repellent incense, sanitary pads, sanitary towels, antisepsis paper and babies’ diapers.	December 7, 2013	December 6, 2023	Tianjin Joway Shengshi Group Co., Ltd

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

Currently, the patents that we are using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following three patents for free from December 1, 2009 to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Drinking Water Purifier	Design	ZL200730011189.5	September 17, 2007	April 1, 2009	Ten years	Jinghe Zhang
2	Water Purifier	Utility Model	ZL201620164704.7	March 3, 2016	July 6, 2016	Ten years	Jinghe Zhang
3	Tourmaline Wellness House	Utility Model	ZL201620839876.X	August 3, 2016	April 26, 2017	Ten years	Jinghe Zhang

Insurance

We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2018 and 2017, we had no product liability claims.

Employees

As of December 31, 2018, the Company, including its subsidiaries, had a total of 66 full time employees.

Joway Shengshi

As of December 31, 2018 Joway Shengshi had 39 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	15
Sales	7
Distribution	2
Production	6
Research and development	2
Franchising	4
Finance	3

Joway Decoration

As of December 31, 2018, Joway Decoration had 24 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	7
Sales	2
Distribution	3
Production	10
Research and development	1
Franchising	1

Shengtang Trading

As of December 31, 2018, Shengtang Trading had 3 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We act as a distributor for two edible products including Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel, which are subject to CFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., which has obtained the necessary manufacturing licenses and certifications from the CFDA.

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. To date, our costs to comply with applicable environmental laws have been minimal.

According to Article 32 of the PRC Environmental Protection Law, a project that may cause pollution to the environment cannot be undertaken until an environmental impact statement has been approved by the applicable department of environmental protection administration.

In March 2008, Joway Shengshi submitted an environmental impact statement with respect to the manufacturing of 300,000 sets of knitwear annually to the Tianjin Baodi Environmental Protection Bureau. The environmental impact statement assesses the pollution that the manufacturing is likely to produce and its impact on the environment. In addition, the report stipulates the preventive and curative measures the company will undertake. Tianjin Baodi Environmental Protection Bureau approved the environmental impact statement on March 12, 2008 and on April 22, 2009. The Tianjin Baodi Environmental Protection Bureau approved the manufacture of 300,000 sets of knitwear annually.

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

To date, we have not incurred any significant costs in connection with complying with PRC national or local environmental laws.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2018, we had approximately 66 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Price Range Of Common Stock The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as reported by the OTC Markets quotation service.   The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2018		2017
	High	Low	High	Low
First Quarter (January 1 – March 31)	$0.07	$0.05	$0.10	$0.05
Second Quarter (April 1 – June 30)	$0.054	$0.05	$0.10	$0.05
Third Quarter (July 1 – September 30)	$0.054	$0.054	$0.08	$0.05
Fourth Quarter (October 1 – December 31)	$0.054	$0.042	$0.07	$0.05

On March 28, 2019, the closing bid price of our Common Stock was $0.045.

Holders of Our Common Stock

As of December 31, 2018, we had 418 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In 2018 and 2017, we have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 102 franchisees in China as of December 31, 2018. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2018, we had 102 franchisees compared to 140 as of December 31, 2017.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2018. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2018 and 2017. We expect the price of textiles to remain stable in 2019. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2018 declined to 6.6% compared with 6.9% in 2017.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2018	2017
REVENUES	$1,669,317	$3,300,881
COST OF REVENUES	733,157	1,208,602
GROSS PROFIT	936,160	2,092,279
OPERATING EXPENSES	2,424,127	2,758,931
LOSS FROM OPERATIONS	(1,487,967)	(666,652)
OTHER LOSS, NET	(34,180)	(95,875)
LOSS BEFORE INCOME TAXES	(1,522,147)	(762,527)
INCOME BENEFITS	-	(33)
NET LOSS	$(1,522,147)	$(762,494)

Business Segments

In 2018 and 2017, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2018

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$237,319	14.2%	$499,427	29.9%	$932,571	55.9%	$1,669,317
COST OF REVENUES	82,447	11.2%	215,572	29.4%	435,138	59.4%	733,157
GROSS PROFIT	154,872	16.5%	283,855	30.3%	497,433	53.1%	936,160
GROSS MARGIN	65.3%		56.8%		53.3%		56.1%
OPERATING EXPENSES	346,330	14.3%	731,673	30.2%	1,346,124	55.5%	2,424,127
LOSS FROM OPERATIONS	$(191,458)	12.9%	$(447,818)	30.1%	$(848,691)	57.0%	$(1,487,967)

For the year ended December 31, 2017

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$738,596	22.4%	$916,435	27.8%	$1,645,850	49.9%	$3,300,881
COST OF REVENUES	207,053	17.1%	277,038	22.9%	724,511	59.9%	1,208,602
GROSS PROFIT	531,543	25.4%	639,397	30.6%	921,339	44.0%	2,092,279
GROSS MARGIN	72.0%		69.8%		56.0%		63.4%
OPERATING EXPENSES	617,331	22.4%	765,972	27.8%	1,375,628	49.9%	2,758,931
LOSS FROM OPERATIONS	$(85,788)	12.9%	$(126,575)	19.0%	$(454,289)	68.1%	$(666,652)

Year Ended December 31, 2018 Compared to December 31, 2017

Revenue. For the year ended December 31, 2018, revenue was $1,669,317 compared to $3,300,881 for the year ended December 31, 2017, a decrease of $1,631,564, or 49.4%. In early 2018, most of our sales staff resigned after we implemented austerity plans on marketing. Meanwhile we regulated our marketing policy to our franchisees. The above two mentioned made an adverse effect on our revenue.

Revenue from healthcare knit goods segment decreased by $501,277, or 67.9% to $237,319 for the year ended December 31, 2018 from $738,596 for the year ended December 31, 2017. This decrease was primarily due to the decrease in sales of our mattress products, which are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $417,008, or 45.5% to $499,427 for the year ended December 31, 2018 from $916,435 for the year ended December 31, 2017.This decrease was mainly due to the decrease in revenue of our tourmaline scarf and tourmaline NuBra.

Revenue from wellness houses and activated water machines decreased by $713,279 or 43.3% to $932,571 for the year ended December 31, 2018 from $1,645,850 for the year ended December 31, 2017. This was mainly due to the decrease in revenue of our wellness house construction. Beginning from 2017, we put most of our efforts on promoting a newly designed wellness house which is in greater conformity with fire safety requirement and indirectly caused the decrease in sales of its predecessor. Because of some design problems, our newly designed wellness house failed to gain market recognition. Now we are engaging on improving our design to solve those problems.

Cost of goods sold. For the year ended December 31, 2018, cost of goods sold was $733,157 compared to $1,208,602 for the year ended December 31, 2017, a decrease of $475,445, or 39.3%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $82,447 for the year ended December 31, 2018 from $207,053 for the year ended December 31, 2017. This decrease was mainly due to the decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $215,572 for the year ended December 31, 2018 from $277,038 for the year ended December 31, 2017. This decrease was mainly due to the decreased of sales.

Cost of goods sold for wellness house and activated water machine segment decreased to $435,138 for the year ended December 31, 2018 from $724,511 for the year ended December 31, 2017. This decrease was in line with the decrease in sales.

Gross profit. Our gross profit decreased by $1,156,119 or 55.3% to $936,160 for the year ended December 31, 2018, compared to $2,092,279 for the year ended December 31, 2017. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 63.4% for the year ended December 31, 2017 to 56.1% for the year ended December 31, 2018. This decrease was mainly due to the decrease in gross margin in our daily healthcare and personal care segment and healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $376,671 or 70.9% to $154,872 for the year ended December 31, 2018 compared to $531,543 for the year ended December 31, 2017. This decrease was due to the decreased sales. The gross margin of our healthcare knit goods segment decreased from 72% for the year ended December 31, 2017 to 65.3% for the year ended December 31, 2018. It was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $355,542 or 55.6% to $283,855 for the year ended December 31, 2018, compared to $639,397 for the year ended December 31, 2017. This decrease was primarily due to the decrease in sales. Gross margin of daily healthcare and personal care segment decreased from 69.8% for the year ended December 31, 2017 to 56.8% for the year ended December 31, 2018. This was mainly due to the decrease in sales of tourmaline NuBra, which has a higher gross profit rate.

Gross profit of the wellness house and activated water machine segment decreased by $423,906 or 46% to $497,433 for the year ended December 31, 2018, compared to $921,339 for the year ended December 31, 2017. This decrease was mainly due to the decrease in our construction of the wellness house. The gross margin of our wellness house and activated water machine segment decreased from 56% for the year ended December 31, 2017 to 53.3% for the year ended December 31, 2018. This decrease was mainly due to the less gross profit of our newly designed wellness house.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $334,804, or 12.1%, from $2,758,931 for the year ended December 31, 2017 to $2,424,127 for the year ended December 31, 2018. This decrease was mainly due to the decrease of travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $271,001 or 43.9% to $346,330 for the year ended December 31, 2018 from $617,331 for the year ended December 31, 2017. Operating expenses for daily healthcare and personal care segment decreased by $34,299 or 4.5% to $731,673 for the year ended December 31, 2018 from $765,972 for the year ended December 31, 2017. Operating expenses for wellness house and activated water machine segment decreased by $29,504 or 2.1% to $1,346,124 for the year ended December 31, 2018 from $1,375,628 for the year ended December 31, 2017.

Loss from operations. As a result of the foregoing, our loss from operations was $1,487,967 for the year ended December 31, 2018, compared to $666,652 for the year ended December 31, 2017. The deterioration at income from operations was mainly due to the decreased revenue.

Income taxes (income tax benefits).Our income tax was $0 for the year ended December 31, 2018, compared to income tax benefit of $33 for the year ended December 31, 2017. The income tax benefits for 2017 were due to the refund of our income tax for 2016.

Net loss. For the year ended December 31, 2018, our net loss was $1,522,147 compared to $762,494 for the year ended December 31, 2017. This increase was primarily due to the deterioration of income from operations.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2018	2017

Sales to franchise customers	$1,190,902	$2,386,389
Sales to non-franchise customers	478,415	914,492

Total sales	$1,669,317	$3,300,881

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	140	129
Number of franchise outlets opened during the year	23	82
Number of franchise outlets closed during the year	(61)	(71)

Number of franchise outlets open at the end of the year	102	140

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2018 was $518,535 and decreased to $118,996 by the end of the year, a decrease of $399,539. The decrease at our cash level was due to cash flow out from our operating activities and investing activities. We had net working capital of $26,694 at December 31, 2018, a decrease of $1,089,103 from $1,115,797 at December 31, 2017.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(887,423)	$(145,261)
Investing activities	$(3,789)	$(284,163)
Financing activities	$514,948	$(4,005)

Net Cash Used in Operating Activities

Net cash used in operating activities was $887,423 for the year ended December 31, 2018 compared to $145,261 for the year ended December 31, 2017. This was mainly due to an increase of $759,653 in net loss.

For the year of 2018, cash was mainly used to cover the loss of $1,522,147. This was primarily offset by $426,788 of non-cash depreciation expense, an increase of $78,226 of advances from customers and an increase of $68,822 of accounts payable.

For the year of 2017, cash was mainly used to cover the loss of $762,494.This was primarily offset by non-cash depreciation expense of $454,876 and loss on sale of assets of $111,867.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,789 for the year ended December 31, 2018, compared to $284,163 for the year ended December 31, 2017. In 2018, we expended $7,465 on purchase of office equipment. In 2017, we expended $359,303 on purchase of vehicles and office equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $514,948 for the year ended December 31, 2018, compared to $4,005 used in financing activities for the year ended December 31, 2017.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2018 of which $794,187 has been repaid. During the years of 2018 and 2017 we received $116,219 and repaid $0 of these advances, respectively. In addition, the currency fluctuation affected an increase of $141 for the year ended December 31, 2017. As of December 31, 2018, the total unpaid principal balance due to Shenyang Joway for advances was $118,458. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $5,158,339 from Jinghe Zhang of which $4,632,811 has been repaid. During the years of 2018 and 2017, we received $398,729 and repaid $4,005 of these advances, respectively. As of December 31, 2018, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $525,528.

We believe that we have sufficient liquidity from internal and external sources to meet our operating cash needs over the next 12 months even if Mr. Zhang or Shenyang Joway were to demand immediate repayment of the remaining balance under these loans and no longer wish to provide future loans to us or any of our operating units.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On December 31, 2018 our cash and cash equivalents a balance was $118,996 as compared to $518,535 on December 31, 2017.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2018	December 31, 2017
Cash on hand	$12,896	$28,048
Cash in Industrial and Commercial Bank of China	100,247	487,237
Cash in Agricultural Bank of China	5,853	3,250
Total of Cash	118,996	518,535

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Building	$5,790,305	$6,118,687
Operating Equipment	336,667	372,368
Office furniture and equipment	343,200	360,601
Vehicles	994,674	1,116,010
Total	7,464,846	7,967,666
Less: accumulated depreciation	(3,720,080)	(3,568,834)
Property, plant and equipment, net	$3,744,766	$4,398,832

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $426,788 and $454,876, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2018 and 2017, we did not allocate any after-tax income to the statutory reserves.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2018 and 2017 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

The specific material weakness identified by the Company’s management as of December 31, 2018 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2018, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors has only one director, Mr. Jinghe Zhang, who is also our Chief Executive Officer since 2010. We currently have neither independent director nor audit committee.

Here is a summary of the biographical information of our director: JINGHE ZHANG, age 53, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

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

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company has posted the text of the Code of Ethics on its Internet Website www.jowayhealth.com. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Jinghe Zhang (No. 19, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800).

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	53	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	47	Chief Financial Officer, Secretary and Treasurer

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

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2018 and 2017. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2018 or 2017.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang President,	2018	$32,655	(1)	—	—	—	—	—	—	$32,655
Chief Executive Officer	2017	$35,514	(2)	—	—	—	—	—	—	$35,514

(1)	The amount of $32,655 in the table above represents the compensation received by Mr. Zhang for the entire year of 2018.
(2)	The amount of $35,514 in the table above represents the compensation received by Mr. Zhang for the entire year of 2017.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2018, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

There was no compensation paid to director during the fiscal year ended December 31, 2018.

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

Name and Address	Number of Shares Common Stock Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang (3)	17,408,000	—
Yuan Huang	30,000	*
All directors and executive officers (2 persons)	17,438,000	86.96%

*	Under 1% of the issued and outstanding shares as of April 1, 2019.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2019 (20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the shareholder and executive director of Crystal Globe, Mr. Zhang is the beneficial owner of the shares of the Company held by Crystal Globe.
(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the shareholder and executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2018 and 2017, and in which any of the following persons had or will have a direct or indirect material interest.

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

●	On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2018 of which $794,187 has been repaid. During the year of 2018 and 2017, we received $116,219 and repaid $0 of these advances, respectively. As of December 31, 2018, the total unpaid principal balance due to Shenyang Joway for advances was $118,458. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $5,158,339 from Jinghe Zhang of which $4,632,811 has been repaid. During the years of 2018 and 2017, we received $398,729 and repaid $4,005 of advances, respectively. As of December 31, 2018, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $525,528.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2018 and 2017, we incurred aggregate fees and expenses of $96,000 from HHC for work completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2018 and 2017 were $753 and $784, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2018 and 2017.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2018 and 2017.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2018. All of the services provided and fees charged by our independent registered accounting firms in 2018 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2018 and 2017 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2018 and 2017 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Guifen Feng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd. (5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd. (6)

10.24	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd. (6)

Exhibit Number	Description
10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd. (6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd. (6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd. (8)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 7, 2010.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.
(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019

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

/s/ Jinghe Zhang	President Chief Executive Officer and	April 1, 2019
Jinghe Zhang	Chairman\(Principal Executive Officer)

/s/ Yuan Huang	Chief Financial Officer	April 1, 2019
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ HHC

Forest Hills, New York

April 1, 2019

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
A S S E T S

CURRENT ASSETS:
Cash	$118,996	$518,535
Accounts receivable, net	-	2,777
Other receivables	52,580	66,003
Inventories	532,002	618,247
Advances to suppliers	119,022	95,521
Prepaid taxes	102,238	75,557
Prepaid expense	1,309	2,364
Total current assets	926,147	1,379,004

PROPERTY, PLANT AND EQUIPMENT, net	3,744,766	4,398,832

OTHER ASSETS:
Intangible assets, net	473,594	521,294
Total other assets	473,594	521,294

Total assets	$5,144,507	$6,299,130

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$98,241	$29,419
Advances from customers	116,260	38,034
Other payables	40,966	66,716
Due to related parties	643,986	129,038
Total current liabilities	899,453	263,207

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2018 and 2017	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(4,026,099)	(2,503,952)
Accumulated other comprehensive income	535,382	804,104
Total stockholders’ equity	4,245,054	6,035,923
Total liabilities and stockholders’ equity	$5,144,507	$6,299,130

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017
REVENUES	$1,669,317	$3,300,881

COST OF REVENUES	733,157	1,208,602

GROSS PROFIT	936,160	2,092,279

Selling expenses	809,165	1,074,793
General and administrative expenses	1,599,280	1,666,352
Impairment loss from inventory	15,682	17,786
OPERATING EXPENSES	2,424,127	2,758,931

LOSS FROM OPERATIONS	(1,487,967)	(666,652)

Interest income	325	727
Other income (loss)	(119)	15,146
Other expenses	(34,386)	(111,748)
OTHER LOSS, NET	(34,180)	(95,875)

LOSS BEFORE INCOME TAXES	(1,522,147)	(762,527)

INCOME BENEFITS	-	(33)

NET LOSS	(1,522,147)	(762,494)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(268,722)	403,710

COMPREHENSIVE LOSS	$(1,790,869)	$(358,784)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional			other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	Accumulated	comprehensive	stockholder’s
	of shares	stock	of shares	stock	capital	reserves	deficit	income	equity
BALANCE, December 31, 2016	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(1,741,458)	$400,394	$6,394,707

Net Loss	-	-	-	-	-	-	(762,494)	-	(762,494)
Foreign currency translation gain	-	-	-	-	-	-	-	403,710	403,710

BALANCE, December 31, 2017	-	-	20,054,000	20,054	7,361,665	354,052	(2,503,952)	804,104	6,035,923

Net Loss	-	-	-	-	-	-	(1,522,147)	-	(1,522,147)
Foreign currency translation loss	-	-	-	-	-	-	-	(268,722)	(268,722)

BALANCE, December 31, 2018	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(4,026,099)	$535,382	$4,245,054

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,522,147)	$(762,494)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	426,788	454,876
Amortization	20,503	22,240
Allowance for doubtful accounts	2,628	-
Impairment loss from inventory	15,682	17,786
Loss on sale of assets	8,700	111,867
Changes in operating assets and liabilities:
Accounts receivable, trade	149	(2,777)
Other receivables	13,423	(9,857)
Inventories	74,680	3,397
Advances to suppliers	(23,501)	95,258
Prepaid expenses	1,055	(60)
Accounts payable	68,822	(49,172)
Advances from customers	78,226	6,547
Other payable	714	(4,778)
Salary and welfare payables	(26,464)	5,206
Taxes payable	(26,681)	(33,300)
Net cash used in operating activities	(887,423)	(145,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(7,465)	(359,303)
Proceeds from sale of equipment	3,676	75,140
Net cash used in investing activities	(3,789)	(284,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of due to related parties	514,948	(4,005)
Net cash provided by (used in) financing activities	514,948	(4,005)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,275)	32,574

NET DECREASE IN CASH	(399,539)	(400,855)

CASH, beginning of year	518,535	919,390

CASH, end of year	$118,996	$518,535

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jingshe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”), entered into a Call Option Agreement, dated July 20,2010 with Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), a British Virgin Islands company (the “Call Option Agreement”), pursuant to which the Grantees had the right to purchase up to 100% of the shares of Crystal Globe (the “Call Option”)at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013(the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the respective Option Effective Date.

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

	December 31,
	2018	2017
Year ended RMB: USD Exchange rate	6.87644	6.50739
Average yearly RMB: USD Exchange rate	6.61464	6.75783

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2018 and 2017 foreign currency translation adjustments of $ (268,722) and $403,710 respectively, have been reported as other comprehensive income (loss) in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2018 and 2017, the Company allowance $2,628 and $0 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2018 and 2017, the Company recorded $77,149 and $65,584 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $119,022 and $95,521 as of December 31, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2018 and 2017.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $111,089 and $150,109 for the years ended December 31, 2018 and 2017, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2018 and 2017.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the years ended December 31, 2018 and 2017, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2018	2017
Accounts receivable	$2,628	$2,777
Less: allowance for bad debt	(2,628)	-
	$-	$2,777

During the years ended December 31, 2018 and 2017, the Company allowance $2,628 and $0 for doubtful accounts, respectively.

Note 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$132,185	$219,357
Finished goods	439,908	425,314
Low value consumables	37,058	39,160
Total	609,151	683,831
Less: impairment loss	(77,149)	(65,584)
Inventory, net	$532,002	$618,247

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the years ended December 31, 2018 and 2017, the Company recognized $15,682 and $17,786, respectively, as impairment loss from inventory.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
Building	$5,790,305	$6,118,687
Operating Equipment	336,667	372,368
Office furniture and equipment	343,200	360,601
Vehicles	994,674	1,116,010
Total	7,464,846	7,967,666
Less: accumulated depreciation	(3,720,080)	(3,568,834)
Property, plant and equipment, net	$3,744,766	$4,398,832

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $426,788 and $454,876, respectively.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2018	2017
Land use rights	$600,319	$634,365
Other intangible assets	76,808	81,164
Total	677,127	715,529
Less: accumulated amortization	(203,533)	(194,235)
Intangible assets, net	$473,594	$521,294

Amortization expense of intangible assets for the years ended December 31, 2018 and 2017 was $20,503 and $22,240, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2019	$20,503
2020	$20,503
2021	$20,503
2022	$20,503
2023	$20,503
Thereafter	$371,079

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2018	2017
Shenyang Joway Industrial Development Co., Ltd.	$525,528	$2,239
Jinghe Zhang	118,458	126,799
Total	$643,986	$129,038

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2018, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. During the years of 2018 and 2017, the Company received $116,219 and repaid $0 of these advances, respectively. As of December 31, 2018, the total unpaid principal balance due to Shenyang Joway for advances was $118,458. Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2018, Joway Shengshi received cash advances in the aggregate principal amount of $5,158,339 from Jinghe Zhang of which $4,632,811 has been repaid. During the years of 2018 and 2017, the Company received $398,729 and repaid $4,005 of advances, respectively. As of December 31, 2018, the total unpaid principal balance due to Mr. Jinghe Zhang was $525,528.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2018	2017
Tax computed at China statutory rates	25%	25%
Effect of losses	(25)%	(25)%
Effective rate	-	-

The components of deferred income tax asset are as follow:

	As of December 31,
	2018	2017
Deferred income tax asset:
Net operating loss carry forwards	$1,013,847	$1,050,181
Valuation allowance	(1,013,847)	(1,050,181)
Total	$-	$-

As of December 31, 2018, the Company has a net operating loss carry forward for tax purposes of approximately $4.1 million available to offset future taxable income through 2023.

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

Note 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2018 and 2017, the Company did not allocate any after-tax income to the statutory reserves.

Note 10 – SEGMENTS

In 2018 and 2017, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$237,319	$82,447	$154,872	$(191,458)	$63,589	$137,499
Daily Healthcare and Personal Care Series	499,427	215,572	283,855	(447,818)	133,821	247,422
Wellness House and Activated Water Machine Series	932,571	435,138	497,433	(848,691)	249,881	177,560
Segment Totals	$1,669,317	$733,157	$936,160	(1,487,967)	$447,291	562,481
Other Loss, net				(34,180)
Income tax benefits				-
Unallocated Assets						4,582,026
Net Loss				$(1,522,147)
Total Assets						$5,144,507

For the year ended December 31, 2017

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$738,596	$207,053	$531,543	$(85,788)	$106,758	$147,982
Daily Healthcare and Personal Care Series	916,435	277,038	639,397	(126,575)	132,463	279,628
Wellness House and Activated Water Machine Series	1,645,850	724,511	921,339	(454,289)	237,895	204,117
Segment Totals	$3,300,881	$1,208,602	$2,092,279	(666,652)	$477,116	631,727
Other Loss, net				(95,875)
Income tax benefits				(33)
Unallocated Assets						5,667,403
Net Loss				$(762,494)
Total Assets						$6,299,130

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2018	2017

Sales to franchise customers	$1,190,902	$2,386,389
Sales to non-franchise customers	478,415	914,492

Total sales	$1,669,317	$3,300,881

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	140	129
Number of franchise outlets opened during the year	23	82
Number of franchise outlets closed during the year	(61)	(71)

Number of franchise outlets open at the end of the year	102	140

Note 12 –CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2018 and 2017, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2018 and 2017:

Condensed Balance Sheets:

	As of December 31,
	2018	2017
A S S E T S

ASSETS:
Investment in subsidiaries and VIEs	$4,264,192	$6,055,061

Total assets	$4,264,192	$6,055,061

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES:
Due to related parties	$19,138	$19,138
Total liabilities	19,138	19,138

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2018 and 2017	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	(3,136,665)	(1,345,796)
Total stockholders’ equity	4,245,054	6,035,923
Total liabilities and stockholders’ equity	$4,264,192	$6,055,061

Condensed Statements of Operations

	For the Year Ended December 31,
	2018	2017
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(1,769,385)	$(335,473)

OPERATING EXPENSES
General and administrative expenses	21,484	23,311

NET LOSS	$(1,790,869)	$(358,784)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,790,869)	$(358,784)
Adjustments to reconcile net loss to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	1,769,385	335,473
Net cash used in operating activities	(21,484)	(23,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	21,484	23,311
Net cash provided by financing activities	21,484	23,311

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $4,264,192 and $6,055,061 as of December 31, 2018 and 2017, respectively.

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