Form 10-Q
period 2019-03-31
Joway Health Industries Group Inc
filed 2019-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	GTVI	OTCQB marketplace of OTC Markets Inc.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2019 was 20,054,000 shares.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018 (Audited)	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-18

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$93,861	$118,996
Other receivables	32,572	52,580
Inventories	546,909	532,002
Advances to suppliers	63,618	119,022
Prepaid taxes	92,673	102,238
Prepaid expense	894	1,309
Total current assets	830,527	926,147

PROPERTY, PLANT AND EQUIPMENT, net	3,820,022	3,744,766

OTHER ASSETS:
Intangible assets, net	480,368	473,594
Total other assets	480,368	473,594

Total assets	$5,130,917	$5,144,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,166	$98,241
Advances from customers	57,124	116,260
Other payables	35,547	40,966
Due to related parties	963,743	643,986
Total current liabilities	1,153,580	899,453

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Retained earnings	(4,397,596)	(4,026,099)
Accumulated other comprehensive income	639,162	535,382
Total stockholders' equity	3,977,337	4,245,054
Total liabilities and stockholders' equity	$5,130,917	$5,144,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

REVENUES	$138,871	$409,300

COST OF REVENUES	69,404	173,125

GROSS PROFIT	69,467	236,175

Selling expenses	84,328	197,715
General and administrative expenses	355,528	481,895
OPERATING EXPENSES	439,856	679,610

LOSS FROM OPERATIONS	(370,389)	(443,435)

Interest income	44	121
Other income	11	1,083
Other expenses	(1,163)	(19,254)
OTHER EXPENSE, NET	(1,108)	(18,050)

LOSS BEFORE INCOME TAXES	(371,497)	(461,485)

INCOME TAXES	-	-

NET LOSS	(371,497)	(461,485)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	103,780	214,619

COMPREHENSIVE LOSS	$(267,717)	$(246,866)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,497)	$(461,485)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	105,717	119,074
Amortization	4,868	5,648
Loss on sale of assets	-	5,962
Changes in operating assets and liabilities:
Other receivables	20,008	6,451
Inventories	(16,808)	14,092
Advances to suppliers	55,404	(29,443)
Prepaid expense	415	992
Accounts payable	(1,075)	4,499
Advances from customers	(59,136)	15,736
Other payable	111	(1,336)
Salary and welfare payable	(5,530)	(6,774)
Taxes payable	9,565	7,593
Net cash used in operating activities	(257,958)	(318,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(88,809)	(1,240)
Proceeds from sale of equipment	-	352
Net cash used in investing activities	(88,809)	(888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to (Advance from) related parties	319,757	(31,181)
Net cash provided by (used in) financing activities	319,757	(31,181)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,875	44,119

NET DECREASE IN CASH	(25,135)	(306,941)

CASH, beginning of period	118,996	518,535

CASH, end of period	$93,861	$211,594

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

The following table lists the Company and its subsidiaries:

Name	Domicile and Date of Incorporation	Paid in Capital	Percentage of Effective Ownership	Principal Activities
Joway Health Industries Group Inc.	March 21, 2003, Nevada	USD 20,054	86.8% owned by Crystal Globe Limited 13.2%owned by other institutional and individual investors	Investment Holding
Dynamic Elite International Limited	June 2, 2010, British Virgin Islands	USD 10,000	100% owned by Joway Health Industries Group Inc.	Investment Holding
Tianjin Junhe Management Consulting Co., Ltd.	September 15, 2010, PRC	USD 20,000	100% owned by Dynamic Elite International Limited	Advisory
Tianjin Joway Shengshi Group Co., Ltd.	May 17, 2007, PRC	USD 7,216,140.72	99% owned by Jinghe Zhang, and 1% owned by Baogang Song	Production and distribution of Healthcare Knit Goods and Daily Healthcare and Personal Care products
Shenyang Joway Electronic Technology Co., Ltd.	March 28, 2007, PRC	USD 142,072.97	100% owned by Tianjin Joway Shengshi Group Co., Ltd.	Distribution of Tourmaline Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Joway Decoration Engineering Co., Ltd.	April 22, 2009, PRC	USD 292,367.74	100% owned by Tianjin Joway Shengshi Group Co., Ltd.	Distribution of Wellness House for family use and Activated Water Machine and construction of Tourmaline Wellness House
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.	September 18, 2009, PRC	USD 292,463.75	100% owned by Tianjin Joway Shengshi Group Co., Ltd.	Distribution of tourmaline products

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

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2018 which was filed on April 1, 2019.

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

	For the three months ended March 31,		For the year ended December 31,
	2019	2018	2018
Period ended RMB: USD Exchange rate	6.71111	6.28015	6.87644
Average RMB: USD Exchange rate	6.7464	6.35663	6.61464

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2019 and 2018 foreign currency translation adjustments of $103,780 and $214,619, respectively, have been reported as comprehensive income in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2019 and December 31, 2018, based on a review of its outstanding balances, the Company the Company allowance $2,693 and $2,628 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2019 and December 31, 2018, the Company recorded $79,050 and $77,149 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $63,618 and $119,022 as of March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2019 and 2018.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $17,396 and $32,530 for the three months ended March 31, 2019 and 2018, respectively.

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month periods ended March 31, 2019 and 2018.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2019 and the year ended December 31, 2018, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$2,693	$2,628
Less: allowance for bad debt	(2,693)	(2,628)
	$-	$-

As of March 31, 2019 and December 31, 2018, the Company allowance $2,693 and $2,628 for doubtful accounts, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$148,739	$132,185
Finished goods	439,249	439,908
Low value consumables	37,971	37,058
Total	625,959	609,151
Less: impairment loss	(79,050)	(77,149)
Inventory, net	$546,909	$532,002

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2019 and December 31, 2018, the Company recognized $79,050 and $77,149, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Building	$5,932,951	$5,790,305
Operating equipment	434,236	336,667
Office furniture and equipment	351,655	343,200
Vehicles	1,019,178	994,674
Total	7,738,020	7,464,846
Less: accumulated depreciation	(3,917,998)	(3,720,080)
Property, plant and equipment, net	$3,820,022	$3,744,766

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $105,717 and $119,074, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2019	2018
Land use rights	$615,109	$600,319
Other intangible assets	78,700	76,808
Total	693,809	677,127
Less: accumulated amortization	(213,441)	(203,533)
Intangible assets, net	$480,368	$473,594

Amortization expense of intangible assets for the three months ended March 31, 2019 and 2018 was $4,868 and $5,648, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2019	$20,503
2020	$20,503
2021	$20,503
2022	$20,503
2023	$20,503
Thereafter	$371,079

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2019	2018
Shenyang Joway Industrial Development Co., Ltd.	$846,029	$525,528
Jinghe Zhang	117,714	118,458
Total	$963,743	$643,986

Transactions with Shenyang Joway

●	Shenyang Joway was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009, Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2019 and 2018, the Company repaid $744 and $0 of these advances, respectively. As of March 31, 2019, the total unpaid principal balance due Shenyang Joway for advances was $117,714.

●	Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $5,478,840 from Jinghe Zhang of which $4,632,811 has been repaid. For the three months ended March 31, 2019 and 2018, the Company received $320,501 and repaid $31,181 of advances, respectively. As of March 31, 2019, the total unpaid principal balance due Jinghe Zhang for advances was $846,029.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2019	2018
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2019, the Company had allocated $354,052 to statutory reserves.

NOTE 10 – SEGMENTS

In 2019 and 2018, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$31,346	$18,984	$12,362	$(86,925)	$24,961	$150,284
Daily Healthcare and Personal Care Series	30,318	14,849	15,469	(80,560)	24,143	218,797
Wellness House and Activated Water Machine Series	77,207	35,571	41,636	(202,904)	61,481	203,536
Segment Totals	$138,871	$69,404	$69,467	(370,389)	$110,585	572,617
Other Expense, net				(1,108)
Income tax benefits				-
Unallocated Assets						4,558,300
Net Loss				$(371,497)
Total Assets						$5,130,917

For the three months ended March 31, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$83,117	$33,281	$49,836	$(88,172)	$25,327	$143,969
Daily Healthcare and Personal Care Series	105,593	43,365	62,228	(113,100)	32,176	244,644
Wellness House and Activated Water Machine Series	220,590	96,479	124,111	(242,163)	67,219	222,784
Segment Totals	$409,300	$173,125	$236,175	(443,435)	$124,722	611,397
Other Expense, net				(18,050)
Income Tax				-
Unallocated Assets						5,426,100
Net Loss				$(461,485)
Total Assets						$6,037,497

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2019	2018

Sales to franchise customers	$105,107	$285,225
Sales to non-franchise customers	33,764	124,075

Total sales	$138,871	$409,300

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2019	2018
REVENUES	$138,871	$409,300
COST OF REVENUES	69,404	173,125
GROSS PROFIT	69,467	236,175
OPERATING EXPENSES	439,856	679,610
LOSS FROM OPERATIONS	(370,389)	(443,435)
OTHER EXPENSE, NET	(1,108)	(18,050)
LOSS BEFORE INCOME TAXES	(371,497)	(461,485)
INCOME TAXES	-	-
NET LOSS	$(371,497)	$(461,485)

Business Segments

In 2019 and 2018, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2019

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$31,346	22.6%	$30,318	21.8%	$77,207	55.6%	$138,871
COST OF REVENUES	18,984	27.4%	14,849	21.4%	35,571	51.3%	69,404
GROSS PROFIT	12,362	17.8%	15,469	22.3%	41,636	59.9%	69,467
GROSS MARGIN	39.4%		51.0%		53.9%		50.0%
OPERATING EXPENSES	99,287	22.6%	96,029	21.8%	244,540	55.6%	439,856
LOSS FROM OPERATIONS	$(86,925)	23.5%	$(80,560)	21.8%	$(202,904)	54.8%	$(370,389)

For the three months ended March 31, 2018

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$83,117	20.3%	$105,593	25.8%	$220,590	53.9%	$409,300
COST OF REVENUES	33,281	19.2%	43,365	25.0%	96,479	55.7%	173,125
GROSS PROFIT	49,836	21.1%	62,228	26.3%	124,111	52.6%	236,175
GROSS MARGIN	60.0%		58.9%		56.3%		57.7%
OPERATING EXPENSES	138,008	20.3%	175,328	25.8%	366,274	53.9%	679,610
LOSS FROM OPERATIONS	$(88,172)	19.9%	$(113,100)	25.5%	$(242,163)	54.6%	$(443,435)

For The Three Months Ended March 31, 2019 Compared to March 31, 2018

Revenue. For the three months ended March 31, 2019, revenue was $138,871 compared to $409,300 for the three months ended March 31, 2018, a decrease of $270,429 or 66.1%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $51,771 or 62.3% to $31,346 for the three months ended March 31, 2019 from $83,117 for the three months ended March 31, 2018. This decrease was mainly due to decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $75,275 or 71.3% to $30,318 for the three months ended March 31, 2019 from $105,593 for the three months ended March 31, 2018. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn.

Revenue from wellness houses and activated water machines decreased by $143,383 or 65% to $77,207 for the three months ended March 31, 2019 from $220,590 for the three months ended March 31, 2018. This was mainly due to the decrease in revenue of our wellness house construction. Beginning from 2017, we put most of our efforts on promoting a newly designed wellness house which is in greater conformity with fire safety requirement and indirectly caused the decrease in sales of its predecessor. Because of some design problems, our newly designed wellness house failed to gain market recognition. Now we are engaging on improving our design to solve those problems.

Cost of Goods Sold. For the three months ended March 31, 2019, cost of goods sold was $69,404 compared to $173,125 for the three months ended March 31, 2018, a decrease of $103,721, or 59.9%. This decrease was mainly due to the decrease of sales.

Cost of goods sold for healthcare knit goods segment decreased to $18,984 for the three months ended March 31, 2019 from $33,281 for the three months ended March 31, 2018, a decrease of $14,297 or 43%. This decrease was mainly due to the decrease in cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $14,849 for the three months ended March 31, 2019 from $43,365 for the three months ended March 31, 2018, a decrease of $28,516 or 65.8%. This decrease was primarily due to the decrease in our sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $35,571 for the three months ended March 31, 2019 from $96,479 for the three months ended March 31, 2018, a decrease of $60,908 or 63.1%. This decrease was mainly due to the decrease in our sales.

Gross profit. Our gross profit decreased by $166,708 or 70.6% to $69,467 for the three months ended March 31, 2019, compared to $236,175 for the three months ended March 31, 2018. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 57.7% for the three months ended March 31, 2018 to 50% for the three months ended March 31, 2019. This decrease was mainly due to our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $37,474 or 75.2% to $12,362 for the three months ended March 31, 2019 compared to $49,836 for the three months ended March 31, 2018. This decrease was mainly due to decreased sales of our mattress products. The gross margins of healthcare knit goods segment decreased from 60% for the three months ended March 31, 2018 to 39.4% for the three months ended March 31, 2019. It was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $46,759 or 75.1% to $15,469 for the three months ended March 31, 2019, compared to $62,228 for the three months ended March 31, 2018. This decrease was primarily due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased from 58.9% for the three months ended March 31, 2018 to 51% for the three months ended March 31, 2019. It was mainly due to the decrease in sales of our tourmaline scarves and other products with higher gross margin.

Gross profit of the wellness house and activated water machine segments decreased by $82,475 or 66.5% to $41,636 for the three months ended March 31, 2019, compared to $124,111 for the three months ended March 31, 2018. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments slightly decreased from 56.3% for the three months ended March 31, 2018 to 53.9% for the three months ended March 31, 2019.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $239,754, or 35.3%, from $679,610 for the three months ended March 31, 2018 to $439,856 for the three months ended March 31, 2019. This decrease was mainly due to the decrease in conference expense and salary. Operating expenses for healthcare knit goods segment decreased by $38,721 or 28.1% to $99,287 for the three months ended March 31, 2019 from $138,008 for the three months ended March 31, 2018. Operating expenses for daily healthcare and personal care segment decreased by $79,299 or 45.2% to $96,029 for the three months ended March 31, 2019 from $175,328 for the three months ended March 31, 2018. Operating expenses for our wellness house and activated water machine segment decreased by $121,734 or 33.2% to $244,540 for the three months ended March 31, 2019 from $366,274 for the three months ended March 31, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $370,389 for the three months ended March 31, 2019, compared to $443,435 for the three months ended March 31, 2018, a decrease of $73,046. This decrease of loss was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expense was $0 for the three months ended March 31, 2019 and 2018, separately.

Net loss. For the three months ended March 31, 2019, our net loss was $371,497 compared to $461,485 for the three months ended March 31, 2018. This decrease was primarily due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2019	2018

Sales to franchise customers	$105,107	$285,225
Sales to non-franchise customers	33,764	124,075

Total sales	$138,871	$409,300

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2019 was $118,996 and decreased to $93,861 by the end of March 2019, a decrease of $25,135. This decrease was mainly due to cash flow in our operating activities. On March 31, 2019, we had net working capital of $ (323,053), a decrease of $349,747 from $26,694 on December 31, 2018.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(257,958)	$(318,991)
Investing activities	$(88,809)	$(888)
Financing activities	$319,757	$(31,181)

Net Cash Used In Operating Activities

Net cash used in operating activities was $257,958 for the three months ended March 31, 2019 compared to $318,991 for the three months ended March 31, 2018. This was mainly due to deterioration in our operations.

For the three months ended March 31, 2019, cash was mainly used to cover the loss of $371,497, which was primarily offset by an add-back of $105,717 of depreciation for non-cash expense.

For the three months ended March 31, 2018, cash was mainly used to cover the loss of $461,485, which was primarily offset by an add-back of $119,074 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $88,809 for the three months ended March 31, 2019, compared to $888 for the three months ended March 31, 2018. During the first quarter of 2018, the cash expenditure of $1,240 was used in purchase of office equipment. During the first quarter of 2019, the cash expenditure of $88,809 was used in purchase of advanced production equipment.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $319,757 for the three months ended March 31, 2019, compared to $(31,181) used in financing activities for the three months ended March 31, 2018.

On May 7, 2007, our operating subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2010, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2019 and 2018, we repaid $744 and $0 of these advances, respectively. As of March 31, 2019, the total unpaid principal balance due Shenyang Joway for advances was $117,714. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $5,478,840 from Jinghe Zhang of which $4,632,811 has been repaid. For the three months ended March 31, 2019 and 2018, we received $320,501 and repaid $31,181, respectively. As of March 31, 2019, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $846,029.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2019, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2019

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer