Form 10-Q
period 2019-06-30
Joway Health Industries Group Inc
filed 2019-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2019 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2019 and 2018 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-18

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$111,734	$118,996
Other receivables	32,081	52,580
Inventories	560,077	532,002
Advances to suppliers	39,818	119,022
Prepaid taxes	112,469	102,238
Prepaid expense	437	1,309
Total current assets	856,616	926,147

PROPERTY, PLANT AND EQUIPMENT, net	3,633,196	3,744,766

OTHER ASSETS:
Intangible assets, net	464,787	473,594
Total other assets	464,787	473,594

Total assets	$4,954,599	$5,144,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$94,924	$98,241
Advances from customers	23,086	116,260
Other payables	33,028	40,966
Due to related parties	1,188,884	643,986
Total current liabilities	1,339,922	899,453

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(4,670,146)	(4,026,099)
Accumulated other comprehensive income	549,052	535,382
Total stockholders’ equity	3,614,677	4,245,054
Total liabilities and stockholders’ equity	$4,954,599	$5,144,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

REVENUES	$171,379	$677,620	$310,250	$1,086,920

COST OF REVENUES	82,759	314,229	152,163	487,354

GROSS PROFIT	88,620	363,391	158,087	599,566

Selling expenses	84,605	297,801	168,933	495,516
General and administrative expenses	276,482	406,110	632,010	888,005
OPERATING EXPENSES	361,087	703,911	800,943	1,383,521

LOSS FROM OPERATIONS	(272,467)	(340,520)	(642,856)	(783,955)

Interest income	44	85	88	206
Other income	-	1,369	11	2,452
Other expenses	(127)	(1,500)	(1,290)	(20,754)
OTHER EXPENSES, NET	(83)	(46)	(1,191)	(18,096)

LOSS BEFORE INCOME TAXES	(272,550)	(340,566)	(644,047)	(802,051)

INCOME TAX	-	-	-	-

NET LOSS	(272,550)	(340,566)	(644,047)	(802,051)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(90,110)	(286,650)	13,670	(72,031)

COMPREHENSIVE LOSS	$(362,660)	$(627,216)	$(630,377)	$(874,082)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(644,047)	$(802,051)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	208,149	211,457
Amortization	9,672	10,755
Loss on sale of assets	-	6,259
Changes in operating assets and liabilities:
Other receivables	20,499	4,070
Inventories	(28,197)	63,957
Advances to suppliers	79,204	36,541
Prepaid expense	872	2,085
Accounts payable	(3,317)	47,663
Advances from customers	(93,174)	82,874
Other payable	370	626
Salary and welfare payable	(8,308)	(5,535)
Taxes payable	(10,231)	(9,620)
Net cash used in operating activities	(468,508)	(350,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(89,235)	(5,704)
Proceeds from sale of equipment	-	352
Net cash used in investing activities	(89,235)	(5,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of due to related parties	544,898	128,360
Net cash provided by financing activities	544,898	128,360

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,583	5,640

NET DECREASE IN CASH	(7,262)	(222,271)

CASH, beginning of period	118,996	518,535

CASH, end of period	$111,734	$296,264

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

In connection with the Share Exchange and as consideration for entering into the VIE Agreements, Jinghe Zhang and Baogang Song, the shareholders of Joway Shengshi (the “Grantees”), entered into a Call Option Agreement, dated July 20, 2010 with Lionel Evan Liu (the “Grantor”), the sole shareholder of Crystal Globe (the controlling shareholder of Dynamic Elite), a British Virgin Islands company (the “Call Option Agreement”), pursuant to which the Grantees had the right to purchase up to 100% of the shares of Crystal Globe (the “Call Option”) at an exercise price of $2.00 per share (the “Exercise Price”) for a period of five years. The Call Option vested as to 34% of the shares of Crystal Globe on April 2, 2011 and as to 33% on each of April 2, 2012 and 2013 (the respective “Call Option Effective Date”). On March 28, 2015, the Grantor and Grantees amended the Call Option Agreement, to (i) reduce the Exercise Price to $0.00 per share and (ii) extend the Grantees’ rights to exercise their call option within ten years from the respective Option Effective Date.

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

On May 15, 2019, Joway Shengshi’s 100% owned subsidiary, Joway Decoration, declared and distributed an one-time cash dividends of RMB 6.29 million or $927,192.54. The dividend was used to repay a loan between Joway Shengshi and Joway Decoration.

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

Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2018 which was filed on April 1, 2019.

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

	For the six months ended June 30,		For the year ended December 31,
	2019	2018	2018
Period ended RMB: USD Exchange rate	6.86557	6.61905	6.87644
Average RMB: USD Exchange rate	6.78392	6.36655	6.61464

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $ (90,110) and $(286,650) for the three months ended June 30, 2019 and 2018, respectively, and $13,670 and $(72,031) for the six months ended June 30, 2019 and 2018, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2019 and December 31, 2018, based on a review of its outstanding balances, the Company allowance $2,632 and $2,628 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2019 and December 31, 2018, the Company recorded $77,271 and $77,149 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $39,818 and $119,022 as of June 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2019 and 2018.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $11,575 and $35,758 for the three months ended June 30, 2019 and 2018, respectively, and $28,971 and $68,288 for the six months ended June 30, 2019 and 2018, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2019 and 2018.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2019 and the year ended December 31, 2018, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$2,632	$2,628
Less: allowance for bad debt	(2,632)	(2,628)
Accounts receivable, net	$-	$-

As of June 30, 2019 and December 31, 2018, the Company allowance $2,632 and $2,628 for doubtful accounts, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$117,630	$132,185
Finished goods	482,601	439,908
Low value consumables	37,117	37,058
Total	637,348	609,151
Less: impairment loss	(77,271)	(77,149)
Inventory, net	$560,077	$532,002

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2019 and December 31, 2018, the Company recognized $77,271 and $77,149, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Building	$5,799,472	$5,790,305
Operating Equipment	425,054	336,667
Office furniture and equipment	344,064	343,200
Vehicles	996,249	994,674
Total	7,564,839	7,464,846
Less: accumulated depreciation	(3,931,643)	(3,720,080)
Property, plant and equipment, net	$3,633,196	$3,744,766

Depreciation expense for the three months ended June 30, 2019 and 2018 amounted to $102,432 and $92,383, respectively, and for the six months ended June 30, 2019 and 2018 amounted to $208,149 and $211,457, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2019	2018
Land use rights	$601,269	$600,319
Other intangible assets	76,930	76,808
Total	678,199	677,127
Less: accumulated amortization	(213,412)	(203,533)
Intangible assets, net	$464,787	$473,594

Amortization expense of intangible assets for the three months ended June 30, 2019 and 2018 was $4,804 and $5,107, respectively, and for the six months ended June 30, 2019 and 2018 amounted to $9,672 and $10,755, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2019	$20,503
2020	$20,503
2021	$20,503
2022	$20,503
2023	$20,503
Thereafter	$371,079

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2019	2018
Shenyang Joway Industrial Development Co., Ltd.	$-	$118,458
Jinghe Zhang	1,188,884	525,528
Total	$1,188,884	$643,986

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology, which was paid off by 2019. For the six months ended June 30, 2019 and 2018, the Company repaid $118,458 and $0 of these advances, respectively. As of June 30, 2019, the total unpaid principal balance due Shenyang Joway for advances was $0.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $5,821,695 from Jinghe Zhang of which $4,632,811 has been repaid. For the six months ended June 30, 2019 and 2018, the Company received $663,356 and $128,360 of these advances, respectively. As of June 30, 2019, the total unpaid principal balance due Jinghe Zhang for advances was $1,188,884.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2019, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$15,841	$4,523	$11,318	$(11,214)	$9,912	$142,532
Daily Healthcare and Personal Care Series	51,577	23,556	28,021	(87,371)	32,273	230,516
Wellness House and Activated Water Machine Series	103,961	54,680	49,281	(173,882)	65,051	190,719
Segment Totals	$171,379	$82,759	$88,620	(272,467)	$107,236	563,767
Other Loss, net				(83)
Income tax benefits				-
Unallocated Assets						4,390,832
Net Loss				$(272,550)
Total Assets						$4,954,599

For the three months ended June 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$70,983	$21,893	$49,090	$(9,053)	$10,212	$126,670
Daily Healthcare and Personal Care Series	193,227	89,479	103,748	(101,287)	27,800	245,036
Wellness House and Activated Water Machine Series	413,410	202,857	210,553	(230,180)	59,478	202,594
Segment Totals	$677,620	$314,229	$363,391	(340,520)	$97,490	574,300
Other Expense, net				(46)
Income Taxs				-
Unallocated Assets						5,106,062
Net Loss				$(340,566)
Total Assets						$5,680,362

For the six months ended June 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$47,187	$23,507	$23,680	$(98,139)	$33,129	$142,532
Daily Healthcare and Personal Care Series	81,895	38,405	43,490	(167,931)	57,497	230,516
Wellness House and Activated Water Machine Series	181,168	90,251	90,917	(376,786)	127,195	190,719
Segment Totals	$310,250	$152,163	$158,087	(642,856)	$217,821	563,767
Other Loss, net				(1,191)
Income tax benefits				-
Unallocated Assets						4,390,832
Net Loss				$(644,047)
Total Assets						$4,954,599

For the six months ended June 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$154,100	$55,174	$98,926	$(97,225)	$31,504	$126,670
Daily Healthcare and Personal Care Series	298,820	132,844	165,976	(214,387)	61,091	245,036
Wellness House and Activated Water Machine Series	634,000	299,336	334,664	(472,343)	129,617	202,594
Segment Totals	$1,086,920	$487,354	$599,566	(783,955)	$222,212	574,300
Other Expense, net				(18,096)
Income Taxs				-
Unallocated Assets						5,106,062
Net Loss				$(802,051)
Total Assets						$5,680,362

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Sales to franchise customers	$120,369	$460,707	$225,476	$745,932
Sales to non-franchise customers	51,010	216,913	84,774	340,988

Total sales	$171,379	$677,620	$310,250	$1,086,920

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
REVENUES	$171,379	$677,620	$310,250	$1,086,920
COST OF REVENUES	82,759	314,229	152,163	487,354
GROSS PROFIT	88,620	363,391	158,087	599,566
OPERATING EXPENSES	361,087	703,911	800,943	1,383,521
LOSS FROM OPERATIONS	(272,467)	(340,520)	(642,856)	(783,955)
OTHER EXPENSE, NET	(83)	(46)	(1,191)	(18,096)
LOSS BEFORE INCOME TAXES	(272,550)	(340,566)	(644,047)	(802,051)
INCOME TAX BENEFITS	-	-	-	-
NET LOSS	$(272,550)	(340,566)	(644,047)	(802,051)

Business Segments

In 2019 and 2018, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2019

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$15,841	9.2%	$51,577	30.1%	$103,961	60.7%	$171,379
COST OF REVENUES	4,523	5.5%	23,556	28.5%	54,680	66.1%	82,759
GROSS PROFIT	11,318	12.8%	28,021	31.6%	49,281	55.6%	88,620
GROSS MARGIN	71.4%		54.3%		47.4%		51.7%
OPERATING EXPENSES	22,532	6.2%	115,392	32.0%	223,163	61.8%	361,087
LOSS FROM OPERATIONS	$(11,214)	4.1%	$(87,371)	32.1%	$(173,882)	63.8%	$(272,467)

For the three months ended June 30, 2018

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$70,983	10.5%	$193,227	28.5%	$413,410	61.0%	$677,620
COST OF REVENUES	21,893	7.0%	89,479	28.5%	202,857	64.6%	314,229
GROSS PROFIT	49,090	13.5%	103,748	28.5%	210,553	57.9%	363,391
GROSS MARGIN	69.2%		53.7%		50.9%		53.6%
OPERATING EXPENSES	58,143	8.3%	205,035	29.1%	440,733	62.6%	703,911
LOSS FROM OPERATIONS	$(9,053)	2.7%	$(101,287)	29.7%	$(230,180)	67.6%	$(340,520)

For the six months ended June 30, 2019

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$47,187	15.2%	$81,895	26.4%	$181,168	58.4%	$310,250
COST OF REVENUES	23,507	15.4%	38,405	25.2%	90,251	59.3%	152,163
GROSS PROFIT	23,680	15.0%	43,490	27.5%	90,917	57.5%	158,087
GROSS MARGIN	50.2%		53.1%		50.2%		51.0%
OPERATING EXPENSES	121,819	15.2%	211,421	26.4%	467,703	58.4%	800,943
LOSS FROM OPERATIONS	$(98,139)	15.3%	$(167,931)	26.1%	$(376,786)	58.6%	$(642,856)

For the six months ended June 30, 2018

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$154,100	14.2%	$298,820	27.5%	$634,000	58.3%	$1,086,920
COST OF REVENUES	55,174	11.3%	132,844	27.3%	299,336	61.4%	487,354
GROSS PROFIT	98,926	16.5%	165,976	27.7%	334,664	55.8%	599,566
GROSS MARGIN	64.2%		55.5%		52.8%		55.2%
OPERATING EXPENSES	196,151	14.2%	380,363	27.5%	807,007	58.3%	1,383,521
LOSS FROM OPERATIONS	$(97,225)	12.4%	$(214,387)	27.3%	$(472,343)	60.3%	$(783,955)

For The Three Months Ended June 30, 2019 Compared to June 30, 2018

Revenue. For the three months ended June 30, 2019, revenue was $171,379 compared to $677,620 for the three months ended June 30, 2018, a decrease of $506,241 or 74.7%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $55,142 or 77.7% to $15,841 for the three months ended June 30, 2019 from $70,983 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $141,650 or 73.3% to $51,577 for the three months ended June 30, 2019 from $193,227 for the three months ended June 30, 2018. This was primarily due to the decrease in sales of Xin-Nao-Ling Fish Oil Soft Gel.

Revenue from wellness houses and activated water machines decreased by $309,449 or 74.9% to $103,961 for the three months ended June 30, 2019 from $413,410 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the three months ended June 30, 2019, cost of goods sold was $82,759 compared to $314,229 for the three months ended June 30, 2018, a decrease of $231,470 or 73.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $4,523 for the three months ended June 30, 2019 from $21,893 for the three months ended June 30, 2018, a decrease of $17,370 or 79.3%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $23,556 for the three months ended June 30, 2019 from $89,479 for the three months ended June 30, 2018, a decrease of $65,923 or 73.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $54,680 for the three months ended June 30, 2019 from $202,857 for the three months ended June 30, 2018, a decrease of $148,177 or 73%. This decrease was mainly due to the decrease in the cost of the construction of wellness house.

Gross profit. Our gross profit decreased by $274,771 or 75.6% to $88,620 for the three months ended June 30, 2019, compared to $363,391 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in sales. Our gross margin decreased slightly from 53.6% for the three months ended June 30, 2018 to 51.7% for the three months ended June 30, 2019.

Gross profit for the healthcare knit goods segment decreased by $37,772 or 76.9% to $11,318 for the three months ended June 30, 2019 compared to $49,090 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment increased slightly from 69.2% for the three months ended June 30, 2018 to 71.4% for the three months ended June 30, 2019.

Gross profit of daily healthcare and personal care segment decreased by $75,727 or 73% to $28,021 for the three months ended June 30, 2019, compared to $103,748 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in gross margin. The gross margin of daily healthcare and personal care segment increased slightly from 53.7% for the three months ended June 30, 2018 to 54.3% for the three months ended June 30, 2019.

Gross profit of the wellness house and activated water machine segments decreased by $161,272 or 76.6% to $49,281 for the three months ended June 30, 2019, compared to $210,553 for the three months ended June 30, 2018. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased from 50.9% for the three months ended June 30, 2018 to 47.4% for the three months ended June 30, 2019. In 2019, we developed the third generation wellness house, which has higher quality and safety. The new generation wellness house has higher cost and lower gross margin.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $342,824 or 48.7%, from $703,911 for the three months ended June 30, 2018 to $361,087 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in conference expense, travel expense and salary. Operating expenses for healthcare knit goods segment decreased by $35,611 or 61.2% to $22,532 for the three months ended June 30, 2019 from $58,143 for the three months ended June 30, 2018. Operating expenses for daily healthcare and personal care segment decreased by $89,643 or 43.7% to $115,392 for the three months ended June 30, 2019 from $205,035 for the three months ended June 30, 2018. Operating expenses for our wellness house and activated water machine segment decreased by $217,570 or 49.4% to $223,163 for the three months ended June 30, 2019 from $440,733 for the three months ended June 30, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $272,467 for the three months ended June 30, 2019, compared to $340,520 for the three months ended June 30, 2018. This was mainly due to the decrease in operating expenses.

Income taxes. Our income taxes were $0 for the three months ended June 30, 2019 and 2018, separately.

Net loss. For the three months ended June 30, 2019, our net loss was $272,550 compared to $340,566 for the three months ended June 30, 2018. This was mainly due to the decrease in operating expenses.

For the six months Ended June 30, 2019 Compared to June 30, 2018

Revenue. For the six months ended June 30, 2019, revenue was $310,250 compared to $1,086,920 for the six months ended June 30, 2018, a decrease of $776,670 or 71.5%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $106,913, or 69.4% to $47,187 for the six months ended June 30, 2019 from $154,100 for the six months ended June 30, 2018. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $216,925 or 72.6% to $81,895 for the six months ended June 30, 2019 from $298,820 for the six months ended June 30, 2018. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn.

Revenue from wellness houses and activated water machines decreased by $452,832 or 71.4% to $181,168 for the six months ended June 30, 2019 from $634,000 for the six months ended June 30, 2018. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the six months ended June 30, 2019, cost of goods sold was $152,163 compared to $487,354 for the six months ended June 30, 2018, a decrease of $335,191, or 68.8%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $23,507 for the six months ended June 30, 2019 from $55,174 for the six months ended June 30, 2018, a decrease of $31,667 or 57.4%. This decrease was mainly due to the decrease in the cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $38,405 for the six months ended June 30, 2019 from $132,844 for the six months ended June 30, 2018, a decrease of $94,439 or 71.1%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $90,251 for the six months ended June 30, 2019 from $299,336 for the six months ended June 30, 2018, a decrease of $209,085 or 69.8%. This decrease was due to the decrease in the cost of our wellness house as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $441,479 or 73.6% to $158,087 for the six months ended June 30, 2019, compared to $599,566 for the six months ended June 30, 2018. This decrease was due to the decrease in sales. In addition, our gross margin decreased from 55.2% for the six months ended June 30, 2018 to 51% for the six months ended June 30, 2019. This decrease was mainly due to our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $75,246 or 76.1% to $23,680 for the six months ended June 30, 2019 compared to $98,926 for the six months ended June 30, 2018. This decrease was mainly due to the decrease in gross profit from our mattress products. The gross margins of healthcare knit goods segment decreased from 64.2% for the six months ended June 30, 2018 to 50.2% for the six months ended June 30, 2019. It was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $122,486 or 73.8% to $43,490 for the six months ended June 30, 2019, compared to $165,976 for the six months ended June 30, 2018. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased from 55.5% for the six months ended June 30, 2018 to 53.1% for the six months ended June 30, 2019.

Gross profit of the wellness house and activated water machine segment decreased by $243,747 or 72.8% to $90,917 for the six months ended June 30, 2019, compared to $334,664 for the six months ended June 30, 2018. This decrease was mainly due to the decrease in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments decreased from 52.8% for the six months ended June 30, 2018 to 50.2% for the six months ended June 30, 2019.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $582,578, or 42.11%, from $1,383,521 for the six months ended June 30, 2018 to $800,943 for the six months ended June 30, 2019. This decrease was mainly due to the decreased conference expenses, travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $74,332 or 37.9% to $121,819 for the six months ended June 30, 2019 from $196,151 for the six months ended June 30, 2018. Operating expenses for daily healthcare and personal care segment decreased by $168,942 or 44.4% to $211,421 for the six months ended June 30, 2019 from $380,363 for the six months ended June 30, 2018. Operating expenses for our wellness house and activated water machine segment decreased by $339,304 or 42% to $467,703 for the six months ended June 30, 2019 from $807,007 for the six months ended June 30, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $642,856 for the six months ended June 30, 2019, compared to a loss from operations of $783,955 for the six months ended June 30, 2018, a decrease of $141,099. This decrease of loss was mainly due to the decrease in operating expenses.

Income taxes. Our income taxes were $0 for the six months ended June 30, 2019 and 2018, separately.

Net loss. Our net loss was $644,047 for the six months ended June 30, 2019, compared to a net loss of $802,051 for the six months ended June 30, 2018. This decrease of net loss was mainly due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Sales to franchise customers	$120,369	$460,707	$225,476	$745,932
Sales to non-franchise customers	51,010	216,913	84,774	340,988

Total sales	$171,379	$677,620	$310,250	$1,086,920

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2019 was $118,996 and decreased to $111,734 by the end of June 30, 2019, a decrease of $7,262. This decrease was mainly due to our deteriorated operating results. On June 30, 2019, we had net working capital of $(483,306), a decrease of $510,000 from $26,694 on December 31, 2018.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(468,508)	(350,919)
Investing activities	(89,235)	(5,352)
Financing activities	$544,898	128,360

Net Cash Used in Operating Activities

Net cash used in operating activities was $468,508 for the six months ended June 30, 2019, compared to $350,919 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, cash was mainly used to cover our loss of $644,047, which was primarily offset by an add-back of $208,149 of depreciation for non-cash expense.

For the six months ended June 30, 2018, cash was mainly used to cover our loss of $802,051, which was primarily offset by an add-back of $211,457 of depreciation for non-cash expense, an increase in advances from customers of $82,874 and a decrease in inventories of $63,957.

Net Cash Used In Investing Activities

Net cash used in investing activities was $89,235 for the six months ended June 30, 2019, compared to $5,352 for the six months ended June 30, 2018. For the six months ended June 30, 2019, we expended $89,235 on purchase of advanced production equipment and office equipment. For the six months ended June 30, 2018, the cash expenditure of $5,704 was used in purchase of office equipment.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2019, $544,898 of cash was provided by financing activities, compared to $128,360 for the six months ended June 30, 2018.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2010, which was paid off by 2019. For the six months ended June 30, 2019 and 2018, the Company repaid $118,458 and $0 of these advances, respectively. As of June 30, 2019, the total unpaid principal balance due Shenyang Joway for advances was $0. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2016, Joway Shengshi received cash advances in the aggregate principal amount of $5,821,695 from Jinghe Zhang of which $4,632,811 has been repaid. For the three months ended June 30, 2019 and 2018, we received $663,356 and repaid $128,360 of advance, respectively. As of June 30, 2019, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $1,188,884.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2019, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 14, 2019

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer