Form 10-Q
period 2019-09-30
Joway Health Industries Group Inc
filed 2019-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the Issuer’s Common Stock as of November 14, 2019 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-18

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$91,114	$118,996
Other receivables	21,538	52,580
Inventories	532,160	532,002
Advances to suppliers	38,133	119,022
Prepaid taxes	74,098	102,238
Prepaid expense	-	1,309
Total current assets	757,043	926,147

PROPERTY, PLANT AND EQUIPMENT, net	3,428,813	3,744,766

OTHER ASSETS:
Intangible assets, net	446,535	473,594
Total other assets	446,535	473,594

Total assets	$4,632,391	$5,144,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$92,446	$98,241
Advances from customers	5,601	116,260
Other payables	59,583	40,966
Due to related parties	1,226,294	643,986
Total current liabilities	1,383,924	899,453

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding		-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficits	(4,930,408)	(4,026,099)
Accumulated other comprehensive income	443,104	535,382
Total stockholders’ equity	3,248,467	4,245,054
Total liabilities and stockholders’ equity	$4,632,391	$5,144,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

REVENUES	$158,516	$390,465	$468,766	$1,477,385

COST OF REVENUES	69,709	163,193	221,872	650,547

GROSS PROFIT	88,807	227,272	246,894	826,838

Selling expenses	53,831	167,921	222,764	663,437
General and administrative expenses	223,603	370,827	855,613	1,258,832
OPERATING EXPENSES	277,434	538,748	1,078,377	1,922,269

LOSS FROM OPERATIONS	(188,627)	(311,476)	(831,483)	(1,095,431)

Interest income	36	76	124	282
Other income	24	1,090	35	3,422
Other expenses	(71,695)	-	(72,985)	(20,634)
OTHER INCOME (EXPENSE), NET	(71,635)	1,166	(72,826)	(16,930)

LOSS BEFORE INCOME TAXES	(260,262)	(310,310)	(904,309)	(1,112,361)

INCOME TAXES	-	-	-	-

NET LOSS	(260,262)	(310,310)	(904,309)	(1,112,361)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(105,948)	(188,893)	(92,278)	(260,924)

COMPREHENSIVE LOSS	$(366,210)	$(499,203)	$(996,587)	$(1,373,285)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(904,309)	$(1,112,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	308,065	321,283
Amortization	14,359	15,666
Allowance for doubtful accounts	-	1,316
Loss on sale of assets	13	6,175
Changes in operating assets and liabilities:
Accounts receivable, trade	-	145
Other receivables	31,042	28,127
Inventories	1,985	72,433
Advances to suppliers	80,889	61,626
Prepaid expense	1,309	616
Accounts payable	(5,795)	16,028
Advances from customers	(110,659)	(6,763)
Other payable	29,558	194
Salary and welfare payable	(10,941)	(9,149)
Taxes payable	28,140	11,003
Net cash used in operating activities	(536,344)	(593,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(89,219)	(7,303)
Proceeds from sale of equipment	-	344
Net cash used in investing activities	(89,219)	(6,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of due to related parties	582,308	219,415
Net cash provided by financing activities	582,308	219,415

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,373	(21,691)

NET DECREASE IN CASH	(27,882)	(402,896)

CASH, beginning of period	118,996	518,535

CASH, end of period	$91,114	$115,639

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2018 which was filed on April 1, 2019.

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

	For the nine months ended September 30,		For the year ended December 31,
	2019	2018	2018
Period ended RMB: USD Exchange rate	7.0729	6.86654	6.87644
Average RMB: USD Exchange rate	6.84922	6.51368	6.61464

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive loss in the consolidated financial statements and totaled $105,948 and $188,893 for the three months ended September 30, 2019 and 2018, respectively, and $92,278 and $260,924 for the nine months ended September 30, 2019 and 2018, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2019 and December 31, 2018, the Company allowance $2,555 and $2,628 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2019 and December 31, 2018, the Company recorded $75,006 and $77,149 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $38,133 and $119,022 as of September 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2019 and 2018.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $11,942 and $25,410 for the three months ended September 30, 2019 and 2018, respectively, and $40,913 and $93,698 for the nine months ended September 30, 2019 and 2018, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine month periods ended September 30, 2019 and 2018.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2019 and the year ended December 31, 2018, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$2,555	$2,628
Less: allowance for bad debt	(2,555)	(2,628)
	$-	$-

As of the periods presented, the Company allowance $2,555 and $2,628 for doubtful accounts, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$109,969	$132,185
Finished goods	461,168	439,908
Low value consumables	36,029	37,058
Total	607,166	609,151
Less: impairment loss	(75,006)	(77,149)
Inventory, net	$532,160	$532,002

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2019 and December 31, 2018, the Company recognized $75,006 and $77,149, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Building	$5,629,472	$5,790,305
Operating Equipment	412,446	336,667
Office furniture and equipment	334,510	343,200
Vehicles	967,045	994,674
Total	7,343,473	7,464,846
Less: accumulated depreciation	(3,914,660)	(3,720,080)
Property, plant and equipment, net	$3,428,813	$3,744,766

Depreciation expense for the three months ended September 30, 2019 and 2018 amounted to $99,916 and $109,826, respectively, and for the nine months ended September 30, 2019 and 2018 amounted to $308,065 and $321,283, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2019	2018
Land use rights	$583,644	$600,319
Other intangible assets	74,675	76,808
Total	658,319	677,127
Less: accumulated amortization	(211,784)	(203,533)
Intangible assets, net	$446,535	$473,594

Amortization expense of intangible assets for the three months ended September 30, 2019 and 2018 was $4,687 and $4,911, respectively, and for the nine months ended September 30, 2019 and 2018 amounted to $14,359 and $15,666, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2019	$20,503
2020	$20,503
2021	$20,503
2022	$20,503
2023	$20,503
Thereafter	$371,079

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2019	2018
Shenyang Joway Industrial Development Co., Ltd.	$-	$118,458
Jinghe Zhang	1,226,294	525,528
Total	$1,226,294	$643,986

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

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology, which was paid off by 2019. For the nine months ended September 30, 2019 and 2018, the Company repaid $118,458 and $0 of these advances, respectively. As of September 30, 2019, the total unpaid principal balance due Shenyang Joway for advances was $0.

●	Shenyang Joway ceased operations at the end of 2009.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $5,821,695 from Jinghe Zhang of which $4,595,401 has been repaid. For the nine months ended September 30, 2019 and 2018, the Company received $700,766 and $219,533 of these advances, respectively. As of September 30, 2019, the total unpaid principal balance due Jinghe Zhang for advances was $1,226,294.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2019, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$14,546	$4,800	$9,746	$(10,449)	$9,599	$139,577
Daily Healthcare and Personal Care Series	74,313	29,910	44,403	(103,530)	49,038	219,620
Wellness House and Activated Water Machine Series	69,657	34,999	34,658	(74,648)	45,966	176,048
Segment Totals	$158,516	$69,709	$88,807	(188,627)	$104,603	535,245
Other Loss, net				(71,635)
Income Tax				-
Unallocated Assets						4,097,146
Net Loss				$(260,262)
Total Assets						$4,632,391

For the three months ended September 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$56,159	$15,306	$40,853	$(36,571)	$16,502	$131,356
Daily Healthcare and Personal Care Series	130,115	53,697	76,418	(101,319)	38,234	253,988
Wellness House and Activated Water Machine Series	204,191	94,190	110,001	(173,586)	60,001	158,548
Segment Totals	$390,465	$163,193	$227,272	(311,476)	$114,737	543,892
Other Income, net				1,166
Income Tax				-
Unallocated Assets						4,601,678
Net Loss				$(310,310)
Total Assets						$5,145,570

For the nine months ended September 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$61,733	$28,307	$33,426	$(108,588)	$42,461	$139,577
Daily Healthcare and Personal Care Series	156,208	68,315	87,893	(271,461)	107,442	219,620
Wellness House and Activated Water Machine Series	250,825	125,250	125,575	(451,434)	172,521	176,048
Segment Totals	$468,766	$221,872	$246,894	(831,483)	$322,424	535,245
Other Loss, net				(72,826)
Income Tax				-
Unallocated Assets						4,097,146
Net Loss				$(904,309)
Total Assets						$4,632,391

For the nine months ended September 30, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$210,259	$70,480	$139,779	$(133,796)	$47,954	$131,356
Daily Healthcare and Personal Care Series	428,935	186,541	242,394	(315,706)	97,828	253,988
Wellness House and Activated Water Machine Series	838,191	393,526	444,665	(645,929)	191,167	158,548
Segment Totals	$1,477,385	$650,547	$826,838	(1,095,431)	$336,949	543,892
Other Expenses, net				(16,930)
Income Tax				-
Unallocated Assets						4,601,678
Net Loss				$(1,112,361)
Total Assets						$5,145,570

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Sales to franchise customers	$129,211	$292,306	$354,687	$1,038,238
Sales to non-franchise customers	29,305	98,159	114,079	439,147

Total sales	$158,516	$390,465	$468,766	$1,477,385

NOTE 12 – LITIGATION AND CONTINGENCY

Joway Decoration, one of the Company’s consolidated subsidiaries, is a defendant in 2 lawsuits filed by individual plaintiffs who alleged that the Company’s wiring circuit design for the wellness house is the main reason for two house fires. In August and November 2019, following mediations, Joway Decoration reached settlement agreements with the court approvals to pay $70,617.53 or RMB 490,000 in total to individual plaintiffs. As the date of this report, the Company had paid $42,340.59 or RMB 290,000 to one of the individual plaintiffs. The remaining balance of $28,276.94 or RMB 200,000 is due on December 5, 2019.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
REVENUES	$158,516	$390,465	$468,766	$1,477,385
COST OF REVENUES	69,709	163,193	221,872	650,547
GROSS PROFIT	88,807	227,272	246,894	826,838
OPERATING EXPENSES	277,434	538,748	1,078,377	1,922,269
LOSS FROM OPERATIONS	(188,627)	(311,476)	(831,483)	(1,095,431)
OTHER INCOME (EXPENSE), NET	(71,635)	1,166	(1,191)	(18,096)
LOSS BEFORE INCOME TAXES	(260,262)	(310,310)	(644,047)	(802,051)
INCOME TAXES	-	-	-	-
NET LOSS	$(260,262)	(310,310)	(644,047)	(802,051)

Business Segments

In 2019 and 2018, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2019

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$14,546	9.2%	$74,313	46.9%	$69,657	43.9%	$158,516
COST OF REVENUES	4,800	6.9%	29,910	42.9%	34,999	50.2%	69,709
GROSS PROFIT	9,746	11.0%	44,403	50.0%	34,658	39.0%	88,807
GROSS MARGIN	67.0%		59.8%		49.8%		56.0%
OPERATING EXPENSES	20,195	7.3%	147,933	53.3%	109,306	39.4%	277,434
LOSS FROM OPERATIONS	$(10,449)	5.5%	$(103,530)	54.9%	$(74,648)	39.6%	$(188,627)

For the three months ended September 30, 2018

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$56,159	14.4%	$130,115	33.3%	$204,191	52.3%	$390,465
COST OF REVENUES	15,306	9.4%	53,697	32.9%	94,190	57.7%	163,193
GROSS PROFIT	40,853	18.0%	76,418	33.6%	110,001	48.4%	227,272
GROSS MARGIN	72.7%		58.7%		53.9%		58.2%
OPERATING EXPENSES	77,424	14.4%	177,737	33.0%	283,587	52.6%	538,748
LOSS FROM OPERATIONS	$(36,571)	11.7%	$(101,319)	32.5%	$(173,586)	55.7%	$(311,476)

For the nine months ended September 30, 2019

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$61,733	13.2%	$156,208	33.3%	$250,825	53.5%	$468,766
COST OF REVENUES	28,307	12.8%	68,315	30.8%	125,250	56.5%	221,872
GROSS PROFIT	33,426	13.5%	87,893	35.6%	125,575	50.9%	246,894
GROSS MARGIN	54.1%		56.3%		50.1%		52.7%
OPERATING EXPENSES	142,014	13.2%	359,354	33.3%	577,009	53.5%	1,078,377
LOSS FROM OPERATIONS	$(108,588)	13.1%	$(271,461)	32.6%	$(451,434)	54.3%	$(831,483)

For the nine months ended September 30, 2018

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$210,259	14.2%	$428,935	29.0%	$838,191	56.7%	$1,477,385
COST OF REVENUES	70,480	10.8%	186,541	28.7%	393,526	60.5%	650,547
GROSS PROFIT	139,779	16.9%	242,394	29.3%	444,665	53.8%	826,838
GROSS MARGIN	66.5%		56.5%		53.1%		56.0%
OPERATING EXPENSES	273,575	14.2%	558,100	29.0%	1,090,594	56.7%	1,922,269
LOSS FROM OPERATIONS	$(133,796)	12.2%	$(315,706)	28.8%	$(645,929)	59.0%	$(1,095,431)

For The Three Months Ended September 30, 2019 Compared to September 30, 2018

Revenue. For the three months ended September 30, 2019, revenue was $158,516 compared to $390,465 for the three months ended September 30, 2018, a decrease of $231,949 or 59.4%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $41,613 or 74.1% to $14,546 for the three months ended September 30, 2019 from $56,159 for the three months ended September 30, 2018. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $55,802 or 42.9% to $74,313 for the three months ended September 30, 2019 from $130,115 for the three months ended September 30, 2018. This was primarily due to the decrease in sales of Xin-Nao-Ling Fish Oil Soft Gel.

Revenue from wellness houses and activated water machines decreased by $134,534 or 65.9% to $69,657 for the three months ended September 30, 2019 from $204,191 for the three months ended September 30, 2018. This decrease was mainly due to the decrease in sales of our wellness house.

Cost of Goods Sold. For the three months ended September 30, 2019, cost of goods sold was $69,709 compared to $163,193 for the three months ended September 30, 2018, a decrease of $93,484 or 57.3%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $4,800 for the three months ended September 30, 2019 from $15,306 for the three months ended September 30, 2018, a decrease of $10,506 or 68.6%. This decrease was due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $29,910 for the three months ended September 30, 2019 from $53,697 for the three months ended September 30, 2018, a decrease of $23,787 or 44.3%. This decrease was due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $34,999 for the three months ended September 30, 2019 from $94,190 for the three months ended September 30, 2018, a decrease of $59,191 or 62.8%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $138,465 or 60.9% to $88,807 for the three months ended September 30, 2019, compared to $227,272 for the three months ended September 30, 2018. This decrease was mainly due to the decrease in sales. Our gross margin slightly decreased slightly from 58.2% for the three months ended September 30, 2018 to 56% for the three months ended September 30, 2019.

Gross profit for the healthcare knit goods segment decreased by $31,107 or 76.1% to $9,746 for the three months ended September 30, 2019 compared to $40,853 for the three months ended September 30, 2018. This decrease was mainly due to the decreased gross profit of our mattress products. The gross margins of healthcare knit goods segment decreased from 72.7% for the three months ended September 30, 2018 to 67% for the three months ended September 30, 2019. It was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $32,015 or 41.9% to $44,403 for the three months ended September 30, 2019, compared to $76,418 for the three months ended September 30, 2018. This decrease was mainly due to the decreased sales. The gross margin of daily healthcare and personal care segment increased slightly from 58.7% for the three months ended September 30, 2018 to 59.8% for the three months ended September 30, 2019.

Gross profit of the wellness house and activated water machine segments decreased by $75,343 or 68.5% to $34,658 for the three months ended September 30, 2019, compared to $110,001 for the three months ended September 30, 2018. This decrease was mainly due to the decrease in gross profit from our wellness houses. The gross margin of our wellness house and activated water machine segments decreased slightly from 53.9% for the three months ended September 30, 2018 to 49.8% for the three months ended September 30, 2019.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $261,314 or 48.5%, from $538,748 for the three months ended September 30, 2018 to $277,434 for the three months ended September 30, 2019. This decrease was mainly due to the decrease of salary and conference expenses. Operating expenses for healthcare knit goods segment decreased by $57,229 or 73.9% to $20,195 for the three months ended September 30, 2019 from $77,424 for the three months ended September 30, 2018. Operating expenses for daily healthcare and personal care segment decreased by $29,804 or 16.8% to $147,933 for the three months ended September 30, 2019 from $177,737 for the three months ended September 30, 2018. Operating expenses for our wellness house and activated water machine segment decreased by $174,281 or 61.5% to $109,306 for the three months ended September 30, 2019 from $283,587 for the three months ended September 30, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $188,627 for the three months ended September 30, 2019, compared to $311,476 for the three months ended September 30, 2018, a decrease of $122,849. The decreased loss was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses did not incur for the three months ended September 30, 2019 and 2018.

Net loss. For the three months ended September 30, 2019, our net loss was $260,262 compared to $310,310 for the three months ended September 30, 2018. The decreased loss was mainly due to decrease in operating expenses.

For the Nine Months Ended September 30, 2019 Compared to September 30, 2018

Revenue. For the nine months ended September 30, 2019, revenue was $468,766 compared to $1,477,385 for the nine months ended September 30, 2018, a decrease of $1,008,619 or 68.3%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $148,526, or 70.6% to $61,733 for the nine months ended September 30, 2019 from $210,259 for the nine months ended September 30, 2018. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $272,727 or 63.6% to $156,208 for the nine months ended September 30, 2019 from $428,935 for the nine months ended September 30, 2018. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn.

Revenue from wellness houses and activated water machines decreased by $587,366 or 70.1% to $250,825 for the nine months ended September 30, 2019 from $838,191 for the nine months ended September 30, 2018. This decrease was mainly due to the decrease of our wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2019, cost of goods sold was $221,872 compared to $650,547 for the nine months ended September 30, 2018, a decrease of $428,675, or 65.9%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $28,307 for the nine months ended September 30, 2019 from $70,480 for the nine months ended September 30, 2018, a decrease of $42,173 or 59.8%. This decrease was mainly due to the decrease in the cost of our mattress products, as a result of decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $68,315 for the nine months ended September 30, 2019 from $186,541 for the nine months ended September 30, 2018, a decrease of $118,226 or 63.4%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $125,250 for the nine months ended September 30, 2019 from $393,526 for the nine months ended September 30, 2018, a decrease of $268,276 or 68.2%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $579,944 or 70.1% to $246,894 for the nine months ended September 30, 2019, compared to $826,838 for the nine months ended September 30, 2018. This decrease was due to the decrease in sales. Our gross margin decreased slightly from 56% for the nine months ended September 30, 2018 to 52.7% for the nine months ended September 30, 2019.

Gross profit for the healthcare knit goods segment decreased by $106,353 or 76.1% to $33,426 for the nine months ended September 30, 2019 compared to $139,779 for the nine months ended September 30, 2018. This decrease was mainly due to the decrease in gross profit for our mattress products. The gross margins of healthcare knit goods segment decreased from 66.5% for the nine months ended September 30, 2018 to 54.1% for the nine months ended September 30, 2019. t was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $154,501 or 63.7% to $87,893 for the nine months ended September 30, 2019, compared to $242,394 for the nine months ended September 30, 2018. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased slightly from 56.5% for the nine months ended September 30, 2018 to 56.3% for the nine months ended September 30, 2019.

Gross profit of the wellness house and activated water machine segments decreased by $319,090 or 71.8% to $125,575 for the nine months ended September 30, 2019, compared to $444,665 for the nine months ended September 30, 2018. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased slightly from 53.1% for the nine months ended September 30, 2018 to 50.1% for the nine months ended September 30, 2019.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $843,892 or 43.9%, from $1,922,269 for the nine months ended September 30, 2018 to $1,078,377 for the nine months ended September 30, 2019. This decrease was mainly due to the decrease of conference expenses, travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $131,561 or 48.1% to $142,014 for the nine months ended September 30, 2019 from $273,575 for the nine months ended September 30, 2018. Operating expenses for daily healthcare and personal care segment decreased by $198,746 or 35.6% to $359,354 for the nine months ended September 30, 2019 from $558,100 for the nine months ended September 30, 2018. Operating expenses for our wellness house and activated water machine segment decreased by $513,585 or 47.1% to $577,009 for the nine months ended September 30, 2019 from $1,090,594 for the nine months ended September 30, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $831,483 for the nine months ended September 30, 2019, compared to $1,095,431 for the nine months ended September 30, 2018, a decrease of $263,948. The decreased loss from operations was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses did not incur for the nine months ended September 30, 2019 and 2018.

Net loss. Our net loss was $904,309 for the nine months ended September 30, 2019, compared to $1,112,361 for the nine months ended September 30, 2018. The decreased loss was mainly due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Sales to franchise customers	$129,211	$292,306	$354,687	$1,038,238
Sales to non-franchise customers	29,305	98,159	114,079	439,147

Total sales	$158,516	$390,465	$468,766	$1,477,385

Liquidity and Capital Resources

Our cash at December 31, 2018 was $118,996 and decreased to $91,114 at September 30, 2019, a decrease of $27,882. This decrease was mainly due to our deteriorated operating results. On September 30, 2019, we had negative working capital of $ 626,881, a decrease of $653,575 from $26,694 on December 31, 2018.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(536,344)	$(593,661)
Investing activities	$(89,219)	$(6,959)
Financing activities	$582,308	$219,415

Net Cash Used in Operating Activities

Net cash used in operating activities was $536,344 for the nine months ended September 30, 2019, compared to $593,661 for the nine months ended September 30, 2018. This decrease was primarily due to a decrease of $208,052 in net loss.

For the nine months ended September 30, 2019, cash was mainly used to cover the loss of $904,309, which was primarily offset by an add-back of depreciation of $308,065.

For the nine months ended September 30, 2018, cash was mainly used to cover the loss of $1,112,361, which was primarily offset by an add-back of depreciation of $321,283, a decrease in inventories of $72,433 and a decrease in advances to suppliers of $61,626.

Net Cash Used in Investing Activities

Net cash used in investing activities was $89,219 for the nine months ended September 30, 2019, compared to $6,959 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, we expended $89,219 on purchase of an advanced production equipment and office equipment. For the nine months ended September 30, 2018, we expended $7,303 on purchase of office equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2019, $582,308 of cash was provided by financing activities, compared to $219,415 for the nine months ended September 30, 2018. The cash was provided by and used to repay advances from Jinghe Zhang and Shenyang Joway.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $118,458 and $0 of these advances for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total unpaid principal balance due Shenyang Joway for advances was $0. Shenyang Joway ceased operations at the end of 2009, although it still exists as a legal entity.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $5,821,695 from Jinghe Zhang. We received $700,766 and $219,533 of advances for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total unpaid principal balance due Jinghe Zhang was $1,226,294.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2019, the Company had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 5, 2019, Joway Decoration and Chong Zhao reached a settlement agreement after the court’s mediation. At the settlement, Chong Zhao was to receive $42,340.59 or RMB 290,000 from Joway Decoration, but the court also requested Chong Zhao to pay the case acceptance fees. On January 3, 2019, Chong Zhao brought a suit against Joway Decoration for the fire damage of his wellness house incurred on March 8, 2018, alleging that the local fire department judged that the arson, lightning and outside fire can be ruled out for the cause, but the wiring circuits in the wellness house cannot be, thus, claimed compensation from Joway Decoration for the fire damage. Joway Decoration refuted Chong Zhao’s allegation based on two reasons. One is that the local fire department did not confirm that the wire circuits in the wellness house was the cause for the fire. And the wiring circuits in the wellness house were provided by not only Joway Decoration, but also other suppliers of the building that the wellness house was built in. Two, Chong Zhao’s wellness house’s warranty period expired many years ago. As of today, Joway Decoration paid the full settlement amount to Chong Zhao.

On November 5, 2019, Joway Decoration and Jianjun Feng reached a settlement agreement after the court’s mediation. At the settlement, Jianjun Feng was to receive $28,276.94 or RMB 200,000 from Joway Decoration, but the court also requested Jianjun Feng to pay the case acceptance fees. On April 26, 2019, Jianjun Feng brought a suit against Joway Decoration and Joway Shengshi, as the parent company of Joway Decoration for the fire damage of his wellness house incurred on December 10, 2018, alleging that the local fire department judged that the wiring circuits of the wellness house is the cause of the fire. Joway Shengshi protested that it is not responsible for the Jianjun Feng’s fire damage because it had never sold any products to him. Joway Decoration refuted that the local fire department is not the certificated authentication institution and it did not effectively identify the wiring circuits of the wellness house. So it is not certain that the problem of the wiring circuits is the design defect or the misused by Jianjun Feng for three years. Finally, our wellness house’s warranty period is one year. Jianjun Feng’s wellness house has passed the warranty period for 2 years. As of today, Joway Decoration has yet to pay the settlement amount to Jianjun Feng which is due on December 5, 2019.

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

Date: November 14, 2019

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer