Form 10-K
period 2019-12-31
Joway Health Industries Group Inc
filed 2020-03-31
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of December 31, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was $195,900. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of March 30, 2020, there were 20,054,000 shares of the issuer’s common stock, $0.001 par value, issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 30, 2020. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Joway Health Industries Group Inc.
formerly 'G2 Ventures, Inc.'
(Incorporated in Nevada, U.S.)
100%
Dynamic Elite International Limited
(a BVI company)
100%
Tianjin Junhe Management Consulting Co., Ltd.
(WFOE)
VIE Agreements
Tianjin Joway Shengshi Group Co., Ltd.
(a PRC company)
100%
Shenyang Joway Electronic Technology Co., Ltd.
(a PRC company)
Tianjin Joway Decoration Engineering Co., Ltd.
(a PRC company)
Tianjin Oriental Shengtang Import & Export Trading Co., Ltd.
(a PRC company)

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2019 and 2018, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Business Description

We are, through our PRC Operating Entities, engaged in the manufacture and sales of tourmaline-related healthcare products. As of December 31, 2019, we had 32 employees. Our principal executive offices are located at No. 19Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800.

Introduction to Tourmaline

Tourmaline is a crystal silicate mineral compounded with elements such as aluminium, iron, magnesium, sodium, lithium, or potassium. Tourmaline is classified as a semi-precious stone and the gem comes in a wide variety of colors. (Source: http://en.wikipedia.org/wiki/Tourmaline)

Tourmaline has the ability to become its own source of electric charge, as it is both pyroelectric, as well as piezoelectric. When it is put under pressure or when it is dramatically heated or cooled, tourmaline creates an electrical charge capable of emitting far infrared rays (“FIR”) and negative ions. (Source: http://www.globalhealingcenter.com/tourmaline.html)

FIRs are invisible waves of energy capable of penetrating deep into the human body. Negative ions are atoms that have a negative electric charge. FIRs and negative ions are perceived to have certain health benefits. (Source: http://www.globalhealingcenter.com/tourmaline.html)

Because it is a permanent source of FIRs and negative ions, tourmaline is perceived to have certain health benefits (Source: Niwa Institute for Immunology, Japan. Int J. Biometeorol 1993 Sep; 37(3) 133-8). In view of its perceived health benefits, tourmaline has been used to manufacture a wide range of healthcare products, including apparel, bedding, water purifiers, sauna rooms, and personal care products.

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

In 2015, New Material is listed in the state development strategies in the State Council Report by Premier Keqiang Li. Tourmaline is defined as New Material and Tourmaline Processing Technology is designated as New Material Application Technology.

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

For the fiscal years ended December 31, 2019 and 2018, our healthcare knit goods series of products accounted for approximately 11.3% and 14.2% of our annual sales revenue, respectively. This series of products is comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We use either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

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

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2019 and 2018, our daily healthcare and personal care series of products accounted for approximately 34.7% and 29.9% of our annual sales revenue, respectively. This series is comprised of tourmaline-treated waist protectors, knee protectors, scarves, and shampoo and soap products. We use all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits. This series is also comprised of four edible products without tourmaline treatment, including Xin-Nao-Ling Fish Oil Soft Gel,Zhi-Li-Bao Fish Oil Soft Gel, Glucosamine Chondroitin Sulfate & Calcium Capsule and Vegetable and Fruit Enzyme Juice, which are subject to CFDA regulation.

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

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2019 and 2018, our wellness house and activated water machine series of products accounted for approximately 54.0% and 55.9% of our annual sales revenue, respectively. This series of products is comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembles a regular sauna room in which users experience heat sessions. However, the inner layer of our wellness house is coated with tourmaline, which emits FIRs and negative ions when heated. Tourmaline is perceived to have certain health benefits. We supply two types of wellness houses: one for family use, which is designed to be installed in the corner of a room and can contain three people; the other is customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs are infused tourmaline particles into filters. Our Foot Sauna Bucket is filled with tourmaline particles on the bottom.

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

Return Policy

It is our normal commercial practice to only allow the return of goods that do not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charge a service fee of 110% of the cost of repaired or replaced parts. During the years of 2019 and 2018, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

There has been very little demand for our wellness house maintenance services in 2019 and 2018.

Manufacturing Facilities

Our manufacturing facilities are located in Baodi District, Tianjin City, PRC, and occupy an area of approximately 2,500 square meters. We have 3 employees engaged in manufacturing as of December 31, 2019. We had our own design team comprising 3 designers who are responsible for designing new styles for our products every quarter. They are also responsible for product packaging design.

Customers and Suppliers

Customers

Below is a list of our top ten customers for the years 2019 and 2018, respectively.

Top Ten Customers in 2019

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd.	¥643,938	$93,345	Xin-Nao-Ling Fish Oil Soft Gel, Tourmaline Mask, Sanitary Napkins, etc.	15.3%
2	Miao Li Store	587,515	85,166	Foot Sauna Bucket, Tourmaline Mattress, Tap Water Purifier, etc.	14.0%
3	Xu Xiangyun Store	556,624	80,688	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	13.2%
4	Li Xiaojun Store	282,436	40,942	Foot Sauna Bucket, Tap Water Purifier, Tourmaline Mattress, etc.	6.7%
5	Xie Weijing Store	256,230	37,143	Foot Sauna Bucket, Tourmaline Soap, Tourmaline Toothpaste, etc.	6.1%
6	Zhu Cuiliu Store	164,868	23,899	Foot Sauna Bucket, Tap Water Purifier, Skincare Series, etc.	3.9%
7	Guo Laijin Store	140,009	20,296	Tourmaline Mattress, Foot Sauna Bucket, Tap Water Purifier, etc.	3.3%
8	Wang Huiru Store	138,630	20,096	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	3.3%
9	Wen Zhanhe Store	129,958	18,839	Tourmaline Mattress, Tourmaline Soap, Tourmaline Toothpaste, etc.	3.1%
10	Zhang Xiangyue Store	120,084	17,407	Wellness House, Foot Sauna Bucket, Tourmaline Toothpaste, etc.	2.9%
		¥3,020,292	$437,821		71.8%

Top Ten Customers in 2018

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd	¥1,238,149	$187,183	Xin-Nao-Ling Fish Oil Soft Gel, Tourmaline Bed Linens, Tourmaline NuBra, etc.	11.2%
2	Xu Xiangyun Store	1,051,160	158,914	Foot Sauna Bucket, Wellness House, Tourmaline Scarf, etc.	9.5%
3	Li Xiaojun Store	707,341	106,936	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	6.4%
4	Miao Li Store	637,118	96,319	Tourmaline Bed Linens, Foot Sauna Bucket, Tourmaline NuBra, etc.	5.8%
5	Xie Weijing Store	617,272	93,319	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	5.6%
6	Wang Huiru Store	442,332	66,872	Golden Mattress, Wellness House, Tourmaline Waist Protector, etc.	4.0%
7	Zhang Xiangyue Store	426,547	64,485	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	3.9%
8	Zhu Cuiliu Store	382,215	57,783	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	3.5%
9	Wen Zhanhe Store	271,879	41,103	Tap Water Purifier, Wellness House, Tourmaline Scarf, etc.	2.5%
10	Zhang Aiyun Store	240,365	36,338	Wellness House, Foot Sauna Bucket, Tourmaline Soap, etc.	2.2%
		¥6,014,378	$909,252		54.6%

Our main customers are franchisees that are authorized to sell our products exclusively. In 2019, we had three customers accounted for more than 10% of our annual sales revenue and in 2018. We had one customer accounted for 11.2% of our annual sales revenue.

Suppliers

Below is a list of our top ten suppliers in 2019 and 2018, respectively.

Top Ten Suppliers in 2019

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Xuchang Baichang Nanotechnology Co., Ltd.	¥695,000	$100,747	Terahertz equipment	18.5%
2	Jiangmen Sangjian Sauna Equipment Co., Ltd.	265,000	38,414	Foot Sauna Bucket	7.0%
3	Cosmaker (Tianjin) Biotechnology Co., Ltd.	174,250	25,259	Tourmaline Mask and Skincare Series	4.6%
4	Chongqing Shuigu Technology Co., Ltd.	167,800	24,324	Water Purifier	4.5%
5	Foshan Jabon Hygiene Products Co., Ltd.	165,416	23,979	Sanitary Napkins	4.4%
6	Wuhan Senlan Biotechnology Co., Ltd.	154,836	22,445	Vegetable and Fruit Enzyme Juice	4.1%
7	Penglai Huakang Health Products Co., Ltd.	141,600	20,526	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	3.8%
8	Weihai Biohigh Biotechnology Co., Ltd.	132,448	19,200	Glucosamine Chondroitin Sulfate & Calcium Capsule	3.5%
9	Emeishan Jintao Ceramics Industry Development Co., Ltd.	131,220	19,022	Wellness House Materials	3.5%
10	Tianjin Beicheng Huasheng Hardware Products Company	95,248	13,807	Wellness House Materials	2.5%
		¥3,766,521	$545,991		56.4%

Top Ten Suppliers in 2018

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Xuzhou Hailante Sauna Equipment Co. Ltd.	¥941,398	$142,320	Wellness House for family use	13.2%
2	Penglai Huakang Health Products Co. Ltd.	664,000	100,383	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	9.3%
3	Jiangmen Sangjian Sauna Equipment Co. Ltd.	532,265	80,468	Foot Sauna Bucket	7.5%
4	Hangzhou Siluhua Home Spinning Co. Ltd.	387,341	58,558	Mattress Products and Other Bedding Articles	5.4%
5	Tianjin Wuyi Kangjian Network Technology Co., Ltd.	360,000	54,425	Intelligent Component Analyzer	5.1%
6	Tianjin Zhengxinglong Packing Products Co., Ltd.	250,014	37,797	Wood Materials for Wellness house construction	3.5%
7	Nanjing Tianmai Yuanhongdi Warm Technology Co., Ltd.	174,028	26,310	Far-infrared Heating Flooring	2.4%
8	Langfang Qingzhu Paper Products Co. Ltd.	172,340	26,054	Package	2.4%
9	Tianjin Ruigao Construction Materials Sales Co., Ltd.	158,067	23,897	Fireproof Calcium Silicate Board	2.2%
10	Zhejiang Taikang Biotechnology Co. Ltd.	108,712	16,435	Tourmaline Toothpaste	1.5%
		¥3,748,165	$566,647		52.5%

In 2019 and 2018, we had one supplier accounted for 18.5%and 13.2% of our annual raw materials purchases, respectively. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Approximately 78% and 71% of our annual sales in 2019 and 2018, respectively, were made to our franchisees.

As of December 31, 2019, there were approximately 82 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	3
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	56
Eastern China (Shanghai, Jiangsu, Zhejiang, Anhui, Fujian, Jiangxi)	2
Southern China (Guangdong, Hainan, Guangxi)	2
Central China (Henan, Hubei, Hunan, Jiangxi)	15
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	4
Total	82

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

The franchise stores are responsible for the cost of organizing the monthly product introduction seminars and meetings and we are responsible for the travel expenses of our employees who attend these meetings and seminars to explain and promote our various product lines. There are on average 3 such seminars and meetings each month nationwide. Generally, we choose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2019, we held product seminars and meetings in approximately 18 cities in the PRC.

Below is a breakdown of our marketing expenses in the fiscal years 2019 and 2018.

	2019		2018
Expenses	RMB	US$	RMB	US$
Promotion	¥19,396	$2,812	¥466,204	$70,481
Printing	2,313	335	40,955	6,192
Travelling	289,640	41,986	1,824,361	275,807
Salaries	655,443	95,012	1,393,672	210,695
Total	¥966,792	$140,145	¥3,725,192	$563,175

For the fiscal year 2020, we have a marketing and sales budget of $143,345 (RMB 1,000,000), of which, $93,174 (RMB 650,000) for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

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

●

Product Diversification Advantage: Most of our competitors concentrate on the one of the tourmaline segments. On the contrary, our products cover diversified tourmaline related catalogue such as tourmaline daily health-related products, water treatment products and tourmaline home accessories.

●	Sales Channels Advantage: As of December 31, 2019, we had approximately 82 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

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

Research and Development

As of December 31, 2019, we had three employees engaged in research and development activities. Our research and development focus on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use.

During 2019 and 2018, we spent $33,048 (RMB 227,984) and $109,373 (RMB 723,464), respectively, on research and development activities. The following is a breakdown of our research and development expenses for 2019 and 2018 as well as our budget for 2020.

	2019		2018		2020 (Budget)
Item	RMB	US$	RMB	US$	RMB	US$
Equipment	6,690	970	17,669	2,671	10,000	1,433
Samples	130,619	18,934	253,568	38,334	100,000	14,334
Travel Expense	5,038	730	12,023	1,818	10,000	1,433
Salary	60,902	8,828	417,959	63,187	70,000	10,034
Inspection Fee	24,735	3,586	22,245	3,363	25,000	3,584
Total	227,984	33,048	723,464	109,373	215,000	30,818

Intellectual Property

We regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

The trademarks we currently use include the “Joway” trademark, which is owned by our President, Chief Executive Officer and director, Mr. Jinghe Zhang. We are permitted to use the “Joway” trademark pursuant to a license agreement with Mr. Jinghe Zhang dated December 1, 2009 for a term of ten years. The agreement was renewed at the end of its respective term. There is no license fee to Mr. Jinghe Zhang for the use of the trademark.

Set forth below is a detailed description of the trademarks we use.

Mark	Registration/ Application No.	Class	Effective Date	Expiration Date	Owner/Applicant
	4794111	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	February 21, 2009	February 20, 2029	Jinghe Zhang

6104256

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			March 21, 2010	March 20, 2030	Tianjin Joway Shengshi Group Co., Ltd.

	6104253	Class 11: Environmental control apparatus. Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.	February 14, 2010	February 13, 2030	Tianjin Joway Shengshi Group Co., Ltd.

8467175

Class 30: Staple foods.

Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.

		July 21, 2011	July 20, 2021	Tianjin Joway Shengshi Group Co., Ltd.

8236524	Class 24: Fabrics. Textiles and textile goods, not included in other classes; bed and table covers.	April 28, 2011	April 27, 2021	Tianjin Joway Shengshi Group Co., Ltd.

8029052	Class 5:Pharmaceuticals.	April 14, 2011	April 13, 2021	Tianjin Joway
	Pharmaceutical, veterinary and sanitary preparations; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.			Shengshi Group Co., Ltd.

8029009

CLASS 2: Paints

Paints, varnishes, lacquers; preservatives against rust and against deterioration of wood; colorants; mordents; raw natural resins; metals in foil and powder form for painters, decorators, printers and artists.

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

Currently, the patents that we are using are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following two patents for free from the effective date to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Water Purifier	Utility Model	ZL201620164704.7	March 3, 2016	July 6, 2016	Ten years	Jinghe Zhang
2	Tourmaline Wellness House	Utility Model	ZL201620839876.X	August 3, 2016	April 26, 2017	Ten years	Jinghe Zhang

Insurance

We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2019 and 2018, we had no product liability claims.

Employees

As of December 31, 2019, the Company, including its subsidiaries, had a total of 32 full time employees.

Joway Shengshi

As of December 31, 2019, Joway Shengshi had 15 full-time employees based in Tianjin City, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Shengshi’s employees:

Departments	Number of Employees
Management	6
Sales	2
Distribution	3
Franchising	1
Finance	3

Joway Decoration

As of December 31, 2019, Joway Decoration had 14 full-time employees based in Tianjin City, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Below is a breakdown of Joway Decoration’s employees:

Departments	Number of Employees
Management	7
Distribution	2
Production	3
Franchising	1
Finance	1

Shengtang Trading

As of December 31, 2019, Shengtang trading had 3 full-time employees based in Tianjin, PRC. There were no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We act as a distributor for four edible products including Xin-Nao-Ling Fish Oil Soft Gel, Zhi-Li-Bao Fish Oil Soft Gel, Glucosamine Chondroitin Sulfate& Calcium Capsule and Vegetable and Fruit Enzyme Juice, which are subject to CFDA regulation. These products are manufactured by Penglai Huakang Healthcare Industries, Ltd., Wuhan Senlan Biotechnology Co., Ltd. and Weihai Biohigh Biotechnology Co., Ltd., which have obtained the necessary manufacturing licenses and certifications from the CFDA.

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

Risks Related To Our Business

Our losses in 2019 and may need additional financing to support our daily operations raise doubt as to whether we can continue as a going concern.

As of December 31, 2019, we had an accumulated deficit of $5.3 million and a working capital deficit of $0.9 million. In addition, our revenues decreased by $1,060,143 to$609,174 in 2019 compared with 2018, mainly due to the slowdown in the growth of the health product industry in China. Our cash as of December 31, 2019, was $99,979. It is not likely that our operations will increase sufficiently in the immediate future to support the expenses associated with being a public company. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have limited revenues and limited cash. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2019 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the impact of COVID-19 on the Chinese economy may negatively affect our business in the near future. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

The outbreak of novel coronavirus diseases could adversely affect our operations.

An occurrence of serious diseases or any outbreak of other epidemics in the PRC might result in material disruptions to our operations, to the operations of our customers or suppliers or a decline in our industry or a slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations. In late 2019 and early 2020, a novel coronavirus disease, COVID-19, suddenly spread in China and the disease outbreak directly and indirectly caused domestic travel restrictions, quarantine on villages, cities, and provinces, and business closure all over China, including our operations in China. While we take measures at our operations to prevent the outbreak of disease, there can be no assurance that our facilities or products will not be affected by an outbreak of disease in the future, or that the market for health products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2019, we had approximately 32 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

	2019		2018
	High	Low	High	Low
First Quarter (January 1 – March 31)	$0.045	$0.042	$0.07	$0.05
Second Quarter (April 1 – June 30)	$0.045	$0.035	$0.054	$0.05
Third Quarter (July 1 – September 30)	$0.820	$0.035	$0.054	$0.054
Fourth Quarter (October 1 – December 31)	$0.200	$0.050	$0.054	$0.042

On March 22, 2020, the closing bid price of our Common Stock was $0.05.

Holders of Our Common Stock

As of December 31, 2019, we had 432 shareholders of record of our common stock, and we believe a greater number of beneficial owners. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

In 2019 and 2018, we have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We develop, manufacture, market, distribute and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to 82 franchisees in China as of December 31, 2019. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

Beginning in 2009, we develop a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2019, we had 82 franchisees compared to 102 as of December 31, 2018.

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

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2019. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2019and 2018. We expect the price of textiles to remain stable in 2019. We closely monitor textile prices and have several alternative sources of supply.

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

Growth of the Chinese economy

We operate our manufacturing facilities in China and derive all of our revenues from sales to customers in China. As such, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2019 declined to 6.1% compared with 6.6% in 2018.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2019	2018
REVENUES	$609,174	$1,669,317
COST OF REVENUES	295,705	733,157
GROSS PROFIT	313,469	936,160
OPERATING EXPENSES	1,479,141	2,424,127
LOSS FROM OPERATIONS	(1,165,672)	(1,487,967)
OTHER LOSS, NET	(72,269)	(34,180)
LOSS BEFORE INCOME TAXES	(1,237,941)	(1,522,147)
INCOME TAXES	-	-
NET LOSS	$(1,237,941)	$(1,522,147)

Business Segments

In 2019 and 2018, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the year ended December 31, 2019

			Daily		Wellness House and
			Healthcare		Activated
	Healthcare		and		Water
	Knit Goods	% of	Personal	% of	Machine	% of
	Series	Total	Care Series	Total	Series	Total	Total
REVENUES	$69,088	11.3%	$211,154	34.7%	$328,932	54.0%	$609,174
COST OF REVENUES	29,138	9.9%	94,766	32.0%	171,801	58.1%	295,705
GROSS PROFIT	39,950	12.7%	116,388	37.1%	157,131	50.1%	313,469
GROSS MARGIN	57.8%		55.1%		47.8%		51.5%
OPERATING EXPENSES	178,448	12.1%	516,419	34.9%	784,274	53.0%	1,479,141
LOSS FROM OPERATIONS	$(138,498)	11.9%	$(400,031)	34.3%	$(627,143)	53.8%	$(1,165,672)

For the year ended December 31, 2018

			Daily		Wellness House and
			Healthcare		Activated
	Healthcare		and		Water
	Knit Goods	% of	Personal	% of	Machine	% of
	Series	Total	Care Series	Total	Series	Total	Total
REVENUES	$237,319	14.2%	$499,427	29.9%	$932,571	55.9%	$1,669,317
COST OF REVENUES	82,447	11.2%	215,572	29.4%	435,138	59.4%	733,157
GROSS PROFIT	154,872	16.5%	283,855	30.3%	497,433	53.1%	936,160
GROSS MARGIN	65.3%		56.8%		53.3%		56.1%
OPERATING EXPENSES	346,330	14.3%	731,673	30.2%	1,346,124	55.5%	2,424,127
LOSS FROM OPERATIONS	$(191,458)	12.9%	$(447,818)	30.1%	$(848,691)	57.0%	$(1,487,967)

Year Ended December 31, 2019 Compared to December 31, 2018

Revenue. For the year ended December 31, 2019, revenue was $609,174 compared to $1,669,317 for the year ended December 31, 2018, a decrease of $1,060,143, or 63.5%. This decrease was mainly due to the downturn of the health care industry in China.

Revenue from healthcare knit goods segment decreased by $168,231, or 70.9% to $69,088 for the year ended December 31, 2019 from $237,319 for the year ended December 31, 2018. This decrease was primarily due to the decrease in sales of our mattress products, which are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $288,273, or 57.7% to $211,154 for the year ended December 31, 2019 from $499,427 for the year ended December 31, 2018. The sales of most of our daily healthcare and personal care products decreased in 2019, which were affected by industry downturn.

Revenue from wellness houses and activated water machines decreased by $603,639 or 64.7% to $328,932 for the year ended December 31, 2019 from $932,571 for the year ended December 31, 2018. This was mainly due to the decrease in sales of our wellness house.

Cost of goods sold. For the year ended December 31, 2019, cost of goods sold was $295,705 compared to $733,157 for the year ended December 31, 2018, a decrease of $437,452, or 59.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $29,138 for the year ended December 31, 2019 from $82,447 for the year ended December 31, 2018. This decrease was mainly due to the decrease in the cost of our mattress products as a result of the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $94,766 for the year ended December 31, 2019 from $215,572 for the year ended December 31, 2018. This decrease was in line with the decreased of sales.

Cost of goods sold for wellness house and activated water machine segment decreased to $171,801 for the year ended December 31, 2019 from $435,138 for the year ended December 31, 2018. This decrease was mainly due to the decrease in cost of our wellness house.

Gross profit. Our gross profit decreased by $622,691 or 66.5% to $313,469 for the year ended December 31, 2019, compared to $936,160 for the year ended December 31, 2018. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 56.1% for the year ended December 31, 2018 to 51.5% for the year ended December 31, 2019. This decrease was mainly due to the decrease in gross margin in our healthcare knit goods segment and wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $114,922 or 74.2% to $39,950 for the year ended December 31, 2019 compared to $154,872 for the year ended December 31, 2018. This decrease was due to the decrease in gross profit of our mattress products, as a result of the decrease in sales. The gross margin of our healthcare knit goods segment decreased from 65.3% for the year ended December 31, 2018 to 57.8% for the year ended December 31, 2019. It was mainly due to that the lower output of our healthcare knit goods caused the higher cost rate and lower gross margin.

Gross profit of daily healthcare and personal care segment decreased by $167,467 or 59% to $116,388 for the year ended December 31, 2019, compared to $283,855 for the year ended December 31, 2018. This decrease was primarily due to the decrease in sales. Gross margin of daily healthcare and personal care segment slightly decreased from 56.8% for the year ended December 31, 2018 to 55.1% for the year ended December 31, 2019.

Gross profit of the wellness house and activated water machine segment decreased by $340,302 or 68.4% to $157,131 for the year ended December 31, 2019, compared to $497,433 for the year ended December 31, 2018. This decrease was mainly due to the decreased gross profit in our construction of the wellness house. The gross margin of our wellness house and activated water machine segment decreased from 53.3% for the year ended December 31, 2018 to 47.8% for the year ended December 31, 2019. This decrease was mainly due to the less gross profit of our newly designed wellness house.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $944,986, or 39%, from $2,424,127 for the year ended December 31, 2018 to $1,479,141 for the year ended December 31, 2019. This decrease was mainly due to the decrease of conference expenses, travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $167,882 or 48.5% to $178,448 for the year ended December 31, 2019 from $346,330 for the year ended December 31, 2018. Operating expenses for daily healthcare and personal care segment decreased by $215,254 or 29.4% to $516,419 for the year ended December 31, 2019 from $731,673 for the year ended December 31, 2018. Operating expenses for wellness house and activated water machine segment decreased by $561,850 or 41.7% to $784,274 for the year ended December 31, 2019 from $1,346,124 for the year ended December 31, 2018.

Loss from operations. As a result of the foregoing, our loss from operations was $1,165,672 for the year ended December 31, 2019, compared to $1,487,967 for the year ended December 31, 2018. This was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses did not incur for the years ended December 31, 2019 and 2018.

Net loss. For the year ended December 31, 2019, our net loss was $1,237,941 compared to $1,522,147 for the year ended December 31, 2018. The decreased loss was primarily due to the significantly reduced operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2019	2018

Sales to franchise customers	$475,667	$1,190,902
Sales to non-franchise customers	133,507	478,415

Total sales	$609,174	$1,669,317

Change in franchise outlets:
Number of franchise outlets open at beginning of the
year	102	140
Number of franchise outlets opened during the year	50	23
Number of franchise outlets closed during the year	(70)	(61)

Number of franchise outlets open at the end of the year	82	102

Liquidity and Capital Resources

Our cash at the beginning of the year ended December 31, 2019 was $118,996 and decreased to $99,979 by the end of the year, a decrease of $19,017. The decrease at our cash level was due to cash flow out from our operating activities. We had negative working capital of $841,325 at December 31, 2019, a decrease of $868,019 from $26,694 at December 31, 2018.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(772,117)	$(887,423)
Investing activities	$(89,472)	$(3,789)
Financing activities	$836,529	$514,948

Net Cash Used in Operating Activities

Net cash used in operating activities was $772,117 for the year ended December 31, 2019 compared to $887,423 for the year ended December 31, 2018. This was mainly due to a decrease of $284,206 in net loss.

For the year of 2019, cash was mainly used to cover the loss of $1,237,941. This was primarily offset by $406,849 of non-cash depreciation expense, a decrease of $62,604 of advances to suppliers.

For the year of 2018, cash was mainly used to cover the loss of $1,522,147. This was primarily offset by $426,788 of non-cash depreciation expense, an increase of $78,226 of contract liabilities and an increase of $68,822 of accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $89,472 for the year ended December 31, 2019, compared to $3,789 for the year ended December 31, 2018. In 2019, we expended $89,472 on purchase of an advanced production equipment and office equipment. In 2018, we expended $7,465 on purchase of office equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $836,529 for the year ended December 31, 2019, compared to $514,948 for the year ended December 31, 2018.

On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2018. During the years of 2019 and 2018, were paid $118,458 and received $116,219 of these advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Shenyang Joway for advances was $0. Shenyang Joway was cancelled in 2019.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $6,113,326 from Jinghe Zhang of which $4,632,811 has been repaid. During the years of 2019 and 2018, we received $954,987 and $398,729 of these advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $1,480,515.

Transfer of Cash

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On December 31, 2019 our cash and cash equivalents balance was $99,979 as compared to $118,996 on December 31, 2018.

These funds are located in large, reputable financial institutions as follows:

	December 31, 2019	December 31, 2018
Cash on hand	$15,305	$12,896
Cash in Industrial and Commercial Bank of China	82,388	100,247
Cash in Agricultural Bank of China	2,286	5,853
Total of Cash	99,979	118,996

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Building	$5,707,503	$5,790,305
Operating Equipment	419,044	336,667
Office furniture and equipment	339,147	343,200
Vehicles	980,450	994,674
Total	7,446,144	7,464,846
Less: accumulated depreciation	(4,068,783)	(3,720,080)
Property, plant and equipment, net	$3,377,361	$3,744,766

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $406,849 and $426,788, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s PRC subsidiaries are required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For each fiscal year of 2019 and 2018, we did not allocate any after-tax income to the statutory reserves.

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

Going Concern

We incurred net loss of $1.24 million for the year ended December 31, 2019, resulting from the business slowdown in China. We had accumulated deficit of $5.26 million as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The continuation of us as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. We believe the existing stockholders will provide the additional cash to meet with our obligations as they become due. While we believe in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither no assurances to that effect, nor no assurance that we will be successful in securing sufficient funds to sustain the operations. In addition, the impact of COVID-19 on the Chinese economy may negatively affect our business in the near future.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. We believe that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

With respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlined a comprehensive lease accounting model that superseded the previous lease guidance and required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. The Company adopted the standard on December 15, 2019. Adoption of the standard did not have a significant impact on the Company’s consolidated statement of earnings in 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has completed its assessment of the new standard as of December 31, 2019 and concluded that the adoption will not have a material impact on its consolidated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2019 and 2018 are appended to this report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

The specific material weakness identified by the Company’s management as of December 31, 2019 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred for the year ended December 31, 2019, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors is presently composed of three members: Jinghe Zhang, Jun Pang and Haibo Fan. Mr. Zhang serves as Chairman of the Board of Directors. On November 27, 2018, the Board of Directors appointed Jun Pang and Haibo Fan as directors of the Company. The Board determined that Mr. Pang and Mr. Fan are independent directors within the meaning set forth in the rules and regulations of the SEC, as currently in effect. There are no family relationships between any director and executive officer.

The following table sets forth certain information concerning our directors:

Name	Age	Position	Director Since
Jinghe Zhang	54	President, Chief Executive Officer, and Director	2010
Jun Pang	48	Director	2018
Haibo Fan	47	Director	2018

The following is a summary of the biographical information of our directors:

JINGHE ZHANG, age 54, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

Jun Pang, age 48, was appointed to the Company’s Board of Directors on November 27, 2018. Mr. Pang has been the Purchasing and Logistics Manager for Evonik Specialty Chemicals (Jilin) Co., Ltd., where he has served as such since 2013. Prior to transitioning to his current role, Mr. Pang served since 2004 as purchasing manager, and from 2004 to 2010 he was also logistics manager for BASF Petrochina Pentyl Glycol Co., Ltd.

Haibo Fan, age 47, was appointed to the Company’s Board of Directors on November 27, 2018. Mr. Fan has been the financial controller for Jilin Petrochemical Co., Ltd. (“Jilin”), where he has served in that role since October 2007. He previously served as Jilin’s vice chief in the budget and internal accounting control departments from May 2003 until becoming Jilin’s financial controller in October 2007. From March 2002 to May 2003, Mr. Fan served as director of investment in the office of the Secretary of the Board of China Petroleum Jilin Chemical Engineering & Construction Co., Ltd.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	54	President and Chief Executive Officer and Chairman of the Board
Yuan Huang	48	Chief Financial Officer, Secretary and Treasurer

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

YUAN HUANG has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served asa financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2019 and 2018. This includes all compensation, including any compensation paid to our Chief Executive Officer by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2019 or 2018.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang	2019	$31,311	(1)	—	—	—	—	—	—	$31,311
President, Chief Executive Officer	2018	$32,655	(2)	—	—	—	—	—	—	$32,655

(1)	The amount of $31,311 in the table above represents the compensation received by Mr. Zhang for the entire year of 2019.
(2)	The amount of $32,655 in the table above represents the compensation received by Mr. Zhang for the entire year of 2018.

Employment Agreements with Executive Management

On September 28, 2010, we entered into an employment agreement with each of Mr. Jinghe Zhang and Mr. Yuan Huang. Under their respective agreements, Mr. Jinghe Zhang is employed as our President and Chief Executive Officer for a term of three years at a monthly salary of RMB 7,000 (approximately $1,070), and Yuan Huang is employed as our Chief Financial Officer, Secretary and Treasurer for a term of three years and a monthly salary of RMB 5,000 (approximately $746). These employment agreements were renewed on September 28, 2013, 2016 and 2019 for the same terms. Pursuant to these agreements, neither party may terminate the employment agreement without cause.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2019, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On November 27, 2018, the Board of Directors appointed Jun Pang and Haibo Fan as directors of the Company. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Jun Pang annual cash compensation in the amount of $12,000; and (ii) Haibo Fan annual cash compensation in the amount of $12,000. The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2019.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jun Pang	$12,000	—	—	—	—	—	$12,000
Haibo Fan	$12,000	—	—	—	—	—	$12,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang (3)	17,408,000	—
Yuan Huang	30,000	*
All directors and executive officers (2 persons)	17,438,000	86.96%

*	Under 1% of the issued and outstanding shares as of April 1, 2019.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 30, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2020(20,054,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the shareholder and executive director of Crystal Globe, Mr. Zhang is the beneficial owner of the shares of the Company held by Crystal Globe.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the shareholder and executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2019 and 2018, and in which any of the following persons had or will have a direct or indirect material interest.

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

●	On May 7, 2007, one of our operating subsidiaries, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, one of our subsidiaries, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2018. During the years of 2019 and 2018, we repaid $118,458 and received $116,219 of these advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Shenyang Joway for advances was $0. Shenyang Joway was cancelled in 2019.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $6,113,326 from Jinghe Zhang of which $4,632,811has been repaid. During the years of 2019 and 2018, we received $954,987 and $398,729 of these advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $1,480,515.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2019 and 2018, we incurred aggregate fees and expenses of $79,000 and $84,000 from HHC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2019 and 2018 were $1,007 and $753, respectively.

Tax Fees

We incurred aggregate fees and expenses of $5,000 for each fiscal year of 2019 and 2018.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2019 and 2018.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2019. All of the services provided and fees charged by our independent registered accounting firms in 2019 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2019 and 2018 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2019 and 2018 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and GuifenFeng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd.(5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd.(5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd.(6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd.(6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd.(6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd.(8)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14(a) Certification by the Chief Executive Officer*

31.2	Rule 13a-14a/15d-14(a) Certification by the Chief Financial Officer*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on October 7, 2010.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our annual report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.
(8)	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 30, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020

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

/s/ JINGHE ZHANG	President	March 30, 2020
Jinghe Zhang	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ YUAN HUANG	Chief Financial Officer	March 30, 2020
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Joway Health Industries Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Joway Health Industries Group Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and has deficiencies in both stockholders’ equity and working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2013.

/s/ HHC

Forest Hills, New York

March 30, 2020

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
A S S E T S

CURRENT ASSETS:
Cash	$99,979	$118,996
Other receivables	28,740	52,580
Inventories	500,269	532,002
Advances to suppliers	56,418	119,022
Prepaid taxes	97,381	102,238
Prepaid expense	-	1,309
Total current assets	782,787	926,147

PROPERTY, PLANT AND EQUIPMENT, net	3,377,361	3,744,766

OTHER ASSETS:
Intangible assets, net	448,033	473,594
Total other assets	448,033	473,594

Total assets	$4,608,181	$5,144,507

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$92,071	$98,241
Contract liabilities	21,734	116,260
Other payables	55,792	40,966
Due to related parties	1,480,515	643,986
Total current liabilities	1,650,112	899,453

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2019 and 2018	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(5,264,040)	(4,026,099)
Accumulated other comprehensive income	486,338	535,382
Total stockholders’ equity	2,958,069	4,245,054
Total liabilities and stockholders’ equity	$4,608,181	$5,144,507

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2019	2018
REVENUES	$609,174	$1,669,317

COST OF REVENUES	295,705	733,157

GROSS PROFIT	313,469	936,160

Selling expenses	268,868	809,165
General and administrative expenses	1,178,974	1,599,280
Impairment loss from inventory	31,299	15,682
OPERATING EXPENSES	1,479,141	2,424,127

LOSS FROM OPERATIONS	(1,165,672)	(1,487,967)

Interest income	166	325
Other loss	(1,721)	(119)
Other expenses	(70,714)	(34,386)
OTHER LOSS, NET	(72,269)	(34,180)

LOSS BEFORE INCOME TAXES	(1,237,941)	(1,522,147)

INCOME TAXES	-	-

NET LOSS	(1,237,941)	(1,522,147)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(49,044)	(268,722)

COMPREHENSIVE LOSS	$(1,286,985)	$(1,790,869)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Perferred Stock		Common Stock					other	Total
	Number	Preferred	Number	Common	Additional	Statutory	Accumulated	comprehensive	stockholder’s
	of shares	stock	of shares	stock	paid-in capital	reserves	Deficit	income	equity
BALANCE, December 31, 2017	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(2,503,952)	$804,104	$6,035,923

Net Loss	-	-	-	-	-	-	(1,522,147)	-	(1,522,147)
Foreign currency translation loss	-	-	-	-	-	-	-	(268,722)	(268,722)

BALANCE, December 31, 2018	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(4,026,099)	$535,382	$4,245,054

Net Loss	-	-	-	-	-	-	(1,237,941)	-	(1,237,941)
Foreign currency translation loss	-	-	-	-	-	-	-	(49,044)	(49,044)

BALANCE, December 31, 2019	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(5,264,040)	$486,338	$2,958,069

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,237,941)	$(1,522,147)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	406,849	426,788
Amortization	19,000	20,503
Allowance for doubtful accounts	-	2,628
Impairment loss from inventory	31,300	15,682
Loss on sale of assets	13	8,700
Changes in operating assets and liabilities:
Accounts receivable, trade	37	149
Other receivables	23,840	13,423
Inventories	1,885	74,680
Advances to suppliers	62,604	(23,501)
Prepaid expenses	1,309	1,055
Accounts payable	(6,170)	68,822
Contract liabilities	(94,526)	78,226
Other payable	28,059	714
Salary and welfare payables	(13,233)	(26,464)
Taxes payable	4,857	(26,681)
Net cash used in operating activities	(772,117)	(887,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(89,472)	(7,465)
Proceeds from sale of equipment	-	3,676
Net cash used in investing activities	(89,472)	(3,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of due to related parties	836,529	514,948
Net cash provided by financing activities	836,529	514,948

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,043	(23,275)

NET DECREASE IN CASH	(19,017)	(399,539)

CASH, beginning of year	118,996	518,535

CASH, end of year	$99,979	$118,996

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Tianjin Joway Shengshi Group Co., Ltd. (referred to herein as “Joway Shengshi”) was incorporated in PRC on May 17, 2007. Joway Shengshi is currently owned 99% by Jinghe Zhang, the Company’s current CEO and President and 1% by Song Baogang. Joway Shengshi engages in manufacturing and distributing tourmaline products in China. Shenyang Joway Electronic Technology Co., Ltd., Tianjin Joway Decoration Engineering Co., Ltd. and Tianjin Oriental Shengtang Trading Import & Export Trading Co., Ltd. are subsidiaries of Joway Shengshi.

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

Note 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company incurred a significant net loss of $1.2 million for the year ended December 31, 2019, an accumulated deficit of $5.3 million, an outflow cash of $772,117 from operating activities and a negative working capital of $867,325 at December 31, 2019. In addition, the Company continues to generate operating loss and have limited cash flow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither no assurances to that effect, nor no assurance that the Company will be successful in securing sufficient funds to sustain the operations. Moreover, the impact of COVID-19 on the Chinese economy may negatively affect our business in the near future.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	December 31,
	2019	2018
Year ended RMB: USD Exchange rate	6.9762	6.87644
Average yearly RMB: USD Exchange rate	6.8985	6.61464

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2019 and 2018 foreign currency translation adjustments of $(49,044) and $(268,722) respectively, have been reported as other comprehensive loss in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of December 31, 2019 and 2018, the Company allowance $2,591 and $2,628 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow is determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether valuation allowance is required. As of December 31, 2019 and 2018, the Company recorded $106,997 and $77,149 for inventory valuation allowance, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totalled $56,418 and $119,022 as of December 31, 2019 and 2018, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the years ended December 31, 2019 and 2018.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

With respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Shipping Costs

Shipping costs are included in selling expenses and totalled $49,399 and $111,089 for the years ended December 31, 2019 and 2018, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2019 and 2018.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the years ended December 31, 2019 and 2018, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard in 2019. Adoption of the standard did not have a significant impact on the Company’s consolidated statement of earnings in 2019.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The Company adopted the standard in 2019. Adoption of the standard did not have a significant impact on the Company's consolidated statement of earnings in 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlined a comprehensive lease accounting model that superseded the previous lease guidance and required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. The Company adopted the standard on December 15, 2019. Adoption of the standard did not have a significant impact on the Company's consolidated statement of earnings in 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the standard in 2019. Adoption of the standard did not have a significant impact on the Company’s consolidated statement of earnings in 2019.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$2,591	$2,628
Less: allowance for bad debt	(2,591)	(2,628)
	$-	$-

During the years ended December 31, 2019 and 2018, the Company allowance $2,591 and $2,628 for doubtful accounts, respectively.

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$126,563	$132,185
Finished goods	444,175	439,908
Low value consumables	36,528	37,058
Total	607,266	609,151
Less: impairment loss	(106,997)	(77,149)
Inventory, net	$500,269	$532,002

Low value consumables represent low value and easily worn out items and are amortized on an equal-split amortization method. Pursuant to this method, half the value of the low value consumable is be amortized once used and the remaining half value is be amortized when disposed of.

During the years ended December 31, 2019 and 2018, the Company recognized $106,997 and $77,149, respectively, as impairment loss from inventory.

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2019	2018
Building	$5,707,503	$5,790,305
Operating Equipment	419,044	336,667
Office furniture and equipment	339,147	343,200
Vehicles	980,450	994,674
Total	7,446,144	7,464,846
Less: accumulated depreciation	(4,068,783)	(3,720,080)
Property, plant and equipment, net	$3,377,361	$3,744,766

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $406,849 and $426,788, respectively.

Note 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2019	2018
Land use rights	$591,734	$600,319
Other intangible assets	75,710	76,808
Total	667,444	677,127
Less: accumulated amortization	(219,411)	(203,533)
Intangible assets, net	$448,033	$473,594

Amortization expense of intangible assets for the years ended December 31, 2019 and 2018 was $19,000 and $20,503, respectively.

The estimated amortization expense for the next five years is as the following:

Estimated amortization expense for the year ending December 31,	Amount
2020	$19,000
2021	$19,000
2022	$19,000
2023	$19,000
2024	$19,000
Thereafter	$353,033

Note 8 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2019	2018
Shenyang Joway Industrial Development Co., Ltd.	$-	$525,528
Jinghe Zhang	1,480,515	118,458
Total	$1,480,515	$643,986

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. In 2009 Mr. Zhang decided to shut down the operations of Shenyang Joway in order to focus his attention on Joway Shengshi’s business. Shenyang Joway has ceased operations, although it still exists as a legal entity, and Joway Shengshi was able to find new suppliers with no material adverse impact to the Company.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2018, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. During the years of 2019 and 2018, the Company repaid $118,458 and received $116,219 of these advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Shenyang Joway for advances was $0. Shenyang Joway was cancelled in 2019.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through December 31, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $6,113,326 from Jinghe Zhang of which $4,632,811 has been repaid. During the years of 2019 and 2018, the Company received $954,987 and $398,729 of advances, respectively. As of December 31, 2019, the total unpaid principal balance due to Mr. Jinghe Zhang was $1,480,515.

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Note 9 – INCOME TAXES

The Company’s operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. Pursuant to the PRC Income Tax Laws, the Company is subject to the Enterprise Income Tax (“EIT”) which is generally a statutory rate of 25% beginning January 2008, on income as reported in its statutory financial statements after appropriate tax adjustments.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the year ended December 31,
	2019	2018
Tax computed at China statutory rates	25%	25%
Effect of losses	(25)%	(25)%
Effective rate	-	-

The components of deferred income tax asset are as follow:

	As of December 31,
	2019	2018
Deferred income tax asset:
Net operating loss carry forwards	$769,050	$1,013,847
Valuation allowance	(769,050)	(1,013,847)
Total	$-	$-

As of December 31, 2019, the Company has a net operating loss carry forward for tax purposes of approximately $3.08 million available to offset future taxable income through 2024.

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

Note 10 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to the statutory reserves funds. The minimum statutory reserves allocation is 10% of after tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. For the years ended December 31, 2019 and 2018, the Company did not allocate any after-tax income to the statutory reserves.

Note 11 – SEGMENTS

In 2019 and 2018, the Company operated in three reportable business segments - (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as the following:

For the year ended December 31, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$69,088	$29,138	$39,950	$(138,498)	$48,297	$128,008
Daily Healthcare and Personal Care Series	211,154	94,766	116,388	(400,031)	147,609	191,985
Wellness House and Activated Water Machine Series	328,932	171,801	157,131	(627,143)	229,943	186,138
Segment Totals	$609,174	$295,705	$313,469	(1,165,672)	$425,849	506,131
Other Loss, net				(72,269)
Income tax				-
Unallocated Assets						4,102,050
Net Loss				$(1,237,941)
Total Assets						$4,608,181

For the year ended December 31, 2018

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$237,319	$82,447	$154,872	$(191,458)	$63,589	$137,499
Daily Healthcare and Personal Care Series	499,427	215,572	283,855	(447,818)	133,821	247,422
Wellness House and Activated Water Machine Series	932,571	435,138	497,433	(848,691)	249,881	177,560
Segment Totals	$1,669,317	$733,157	$936,160	(1,487,967)	$447,291	562,481
Other Loss, net				(34,180)
Income tax benefits				-
Unallocated Assets						4,582,026
Net Loss				$(1,522,147)
Total Assets						$5,144,507

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	Year ended December 31,
	2019	2018

Sales to franchise customers	$475,667	$1,190,902
Sales to non-franchise customers	133,507	478,415

Total sales	$609,174	$1,669,317

Change in franchise outlets:
Number of franchise outlets open at beginning of the year	102	140
Number of franchise outlets opened during the year	50	23
Number of franchise outlets closed during the year	(70)	(61)

Number of franchise outlets open at the end of the year	82	102

Note 13 – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2019 and 2018, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2019 and 2018:

Condensed Balance Sheets:

	As of December 31,
	2019	2018
A S S E T S

ASSETS:
Investment in subsidiaries and VIEs	$3,032,832	$4,264,192

Total assets	$3,032,832	$4,264,192

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES:
Due to related parties	$74,763	$19,138
Total liabilities	74,763	19,138

STOCKHOLDERS’ EQUITY:
Preferred authorized; stock - par value $0.001; 1,000,000 shares no shares issued and outstanding	-	-
Common authorized; December stock - par value $0.001; 200,000,000 shares 20,054,000 shares issued and outstanding at 31, 2019 and 2018	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Retained earnings	(4,423,650)	(3,136,665)
Total stockholders’ equity	2,958,069	4,245,054
Total liabilities and stockholders’ equity	$3,032,832	$4,264,192

Condensed Statements of Operations

	For the Year ended December 31,
	2019	2018
REVENUES
Share of losses from investment in subsidiaries and VIEs	$(1,168,402)	$(1,769,385)

OPERATING EXPENSES
General and administrative expenses	$118,583	$21,484

NET LOSS	(1,286,985)	(1,790,869)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,286,985)	$(1,790,869)
Adjustments to reconcile net loss to net cash provided by operating activities
Share of earnings from investment in subsidiaries and VIEs	1,168,402	1,769,385
Net cash used in operating activities	(118,583)	(21,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	118,583	21,484
Net cash provided by financing activities	118,583	21,484

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries and VIEs amounted to $3,032,832 and $4,264,192 as of December 31, 2019 and 2018, respectively.

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