Form 10-Q
period 2020-03-31
Joway Health Industries Group Inc
filed 2020-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2020 was 20,054,000 shares.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$56,105	$99,979
Other receivables, net	31,017	28,740
Inventories	504,377	500,269
Advances to suppliers	53,941	56,418
Prepaid taxes	74,317	97,381
Total current assets	719,757	782,787

PROPERTY, PLANT AND EQUIPMENT, net	3,228,215	3,377,361

OTHER ASSETS:
Intangible assets, net	437,039	448,033
Total other assets	437,039	448,033

Total assets	$4,385,011	$4,608,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$96,165	$92,071
Advances from customers	18,582	21,734
Other payables	126,255	55,792
Due to related parties	1,567,496	1,480,515
Total current liabilities	1,808,498	1,650,112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulate deficit	(5,601,469)	(5,264,040)
Accumulated other comprehensive income	442,211	486,338
Total stockholders’ equity	2,576,513	2,958,069
Total liabilities and stockholders’ equity	$4,385,011	$4,608,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

REVENUES	$14,216	$138,871

COST OF REVENUES	8,022	69,404

GROSS PROFIT	6,194	69,467

Selling expenses	21,973	84,328
General and administrative expenses	320,827	355,528
OPERATING EXPENSES	342,800	439,856

LOSS FROM OPERATIONS	(336,606)	(370,389)

Interest income	20	44
Other income	1	11
Other expenses	(844)	(1,163)
OTHER EXPENSE, NET	(823)	(1,108)

LOSS BEFORE INCOME TAXES	(337,429)	(371,497)

INCOME TAXES	-	-

NET LOSS	(337,429)	(371,497)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(44,127)	103,780

COMPREHENSIVE LOSS	$(381,556)	$(267,717)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,429)	$(371,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	99,130	105,717
Amortization	4,171	4,868
Allowance for doubtful accounts	1,473	-
Changes in operating assets and liabilities:
Other receivables	(3,750)	20,008
Inventories	(2,463)	(16,808)
Advances to suppliers	2,477	55,404
Prepaid expense	-	415
Accounts payable	4,094	(1,075)
Advances from customers	(3,152)	(59,136)
Other payable	43,798	111
Salary and welfare payable	26,665	(5,530)
Taxes payable	23,064	9,565
Net cash used in operating activities	(141,922)	(257,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	-	(88,809)
Net cash used in investing activities	-	(88,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to related parties	86,981	319,757
Net cash provided by financing activities	86,981	319,757

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,067	1,875

NET DECREASE IN CASH	(43,874)	(25,135)

CASH, beginning of period	99,979	118,996

CASH, end of period	$56,105	$93,861

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2019 which was filed on March 31, 2020.

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

	For the three months ended March 31,		For the year ended December 31,
	2020	2019	2019
Period ended RMB: USD Exchange rate	7.0851	6.71111	6.9762
Average RMB: USD Exchange rate	6.9790	6.7464	6.8985

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2020 and 2019 foreign currency translation adjustments of $(44,127) and $103,780, respectively, have been reported as comprehensive income (loss) in the unaudited condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of March 31, 2020 and December 31, 2019, based on a review of its outstanding balances, the Company reported an allowance $2,551 and $2,591 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of March 31, 2020 and December 31, 2019, the Company recorded $105,352 and $106,997 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $53,941 and $56,418 as of March 31, 2020 and December 31, 2019, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the three months ended March 31, 2020 and 2019.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $3,889 and $17,396 for the three months ended March 31, 2020 and 2019, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month periods ended March 31, 2020 and 2019.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the three months ended March 31, 2020 and the year ended December 31, 2019, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $5,601,000 and a working capital deficit of approximately $1,088,000 at March 31, 2020. In addition, the Company continues to generate operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts receivable	$2,551	$2,591
Less: allowance for bad debt	(2,551)	(2,591)
	$-	$-

As of March 31, 2020 and December 31, 2019, the Company allowance $2,551 and $2,591 for doubtful accounts, respectively. No bad debt expense was recorded during the three month period ended March 31, 2020 and 2019.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$127,787	$126,563
Finished goods	445,975	444,175
Low value consumables	35,967	36,528
Total	609,729	607,266
Less: impairment loss	(105,352)	(106,997)
Inventory, net	$504,377	$500,269

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of March 31, 2020 and December 31, 2019, the Company recognized $105,352 and $106,997, respectively, as a reserve for impairment loss from inventory. No impairment loss was recorded during the three month period ended March 31, 2020 and 2019.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Building	$5,619,777	$5,707,503
Operating equipment	412,603	419,044
Office furniture and equipment	333,934	339,147
Vehicles	965,380	980,450
Total	7,331,694	7,446,144
Less: accumulated depreciation	(4,103,479)	(4,068,783)
Property, plant and equipment, net	$3,228,215	$3,377,361

Depreciation expense for the three months ended March 31, 2020 and 2019 amounted to $99,130 and $105,717, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2020	2019
Land use rights	$582,640	$591,734
Other intangible assets	74,546	75,710
Total	657,186	667,444
Less: accumulated amortization	(220,147)	(219,411)
Intangible assets, net	$437,039	$448,033

Amortization expense of intangible assets for the three months ended March 31, 2020 and 2019 was $4,171 and $4,868, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2020	$19,000
2021	$19,000
2022	$19,000
2023	$19,000
2024	$19,000
Thereafter	$353,033

NOTE 8 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2020	2019
Jinghe Zhang	$1,567,496	$1,480,515
Total	$1,567,496	$1,480,515

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2020, Joway Shengshi received cash advances in the aggregate principal amount of $6,200,307 from Jinghe Zhang of which $4,632,811 has been repaid. For the three months ended March 31, 2020 and 2019, the Company received $86,981 and $320,501 of advances, respectively. As of March 31, 2020, the total unpaid principal balance due Jinghe Zhang for advances was $1,567,496.

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. Through 2009 Shenyang Joway had ceased operations, although it still existed as a legal entity. Shenyang Joway was cancelled in 2019.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2018, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2020 and 2019, the Company repaid $0 and $744 of these advances, respectively. As of March 31, 2020, the total unpaid principal balance due to Shenyang Joway for advances was $0.

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the three months ended March 31,
	2020	2019
Tax computed at China statutory rates	25%	25%
Effect of losses	(25%)	(25%)
Effective rate	0%	0%

NOTE 10 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of March 31, 2020 and December 31, 20119, the Company had allocated $354,052 to statutory reserves.

NOTE 11 – SEGMENTS

In 2020 and 2019, the Company operated in three reportable business segments: (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments is as follows:

For the three months ended March 31, 2020

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$2,207	$1,022	$1,185	$(52,035)	$16,037	$123,792
Daily Healthcare and Personal Care Series	4,977	2,313	2,664	(117,348)	36,166	199,003
Wellness House and Activated Water Machine Series	7,032	4,687	2,345	(167,223)	51,098	178,924
Segment Totals	$14,216	$8,022	$6,194	(336,606)	$103,301	501,719
Other Loss, net				(823)
Income tax benefits				-
Unallocated Assets						3,883,292
Net Loss				$(337,429)
Total Assets						$4,385,011

For the three months ended March 31, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$31,346	$18,984	$12,362	$(86,925)	$24,961	$150,284
Daily Healthcare and Personal Care Series	30,318	14,849	15,469	(80,560)	24,143	218,797
Wellness House and Activated Water Machine Series	77,207	35,571	41,636	(202,904)	61,481	203,536
Segment Totals	$138,871	$69,404	$69,467	(370,389)	$110,585	572,617
Other Expense, net				(1,108)
Income tax benefits				-
Unallocated Assets						4,558,300
Net Loss				$(371,497)
Total Assets						$5,130,917

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2020	2019

Sales to franchise customers	$13,912	$105,107
Sales to non-franchise customers	304	33,764

Total sales	$14,216	$138,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2020.

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

Overview

General

We develop, manufacture, market, distribute, and sell products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that are coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coat and/or infuse with liquid or granular tourmaline using one or more of our manufacturing techniques. We conduct all of our operations in Tianjin City, China and distribute most of our products to more than 80 franchisees in China. Our franchisees, in turn, sell the products to their customers. All of our revenues to date have been generated by sales to customers located in the PRC.

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

We have negative working capital, accumulated deficit and cash outflows from operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, develop a new sale strategy, and ultimately achieve profitable operations.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2020	2019
REVENUES	$14,216	$138,871
COST OF REVENUES	8,022	69,404
GROSS PROFIT	6,194	69,467
OPERATING EXPENSES	342,800	439,856
LOSS FROM OPERATIONS	(336,606)	(370,389)
OTHER EXPENSE, NET	(823)	(1,108)
LOSS BEFORE INCOME TAXES	(337,429)	(371,497)
INCOME TAXES	-	-
NET LOSS	$(337,429)	$(371,497)

Business Segments

In 2020 and 2019, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended March 31, 2020

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$2,207	15.5%	$4,977	35.0%	$7,032	49.5%	$14,216
COST OF REVENUES	1,022	12.7%	2,313	28.8%	4,687	58.4%	8,022
GROSS PROFIT	1,185	19.1%	2,664	43.0%	2,345	37.9%	6,194
GROSS MARGIN	53.7%		53.5%		33.3%		43.6%
OPERATING EXPENSES	53,220	15.5%	120,012	35.0%	169,568	49.5%	342,800
LOSS FROM OPERATIONS	$(52,035)	15.5%	$(117,348)	34.9%	$(167,223)	49.7%	$(336,606)

For the three months ended March 31, 2019

	Healthcare Knit goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$31,346	22.6%	$30,318	21.8%	$77,207	55.6%	$138,871
COST OF REVENUES	18,984	27.4%	14,849	21.4%	35,571	51.3%	69,404
GROSS PROFIT	12,362	17.8%	15,469	22.3%	41,636	59.9%	69,467
GROSS MARGIN	39.4%		51.0%		53.9%		50.0%
OPERATING EXPENSES	99,287	22.6%	96,029	21.8%	244,540	55.6%	439,856
LOSS FROM OPERATIONS	$(86,925)	23.5%	$(80,560)	21.8%	$(202,904)	54.8%	$(370,389)

For The Three Months Ended March 31, 2020 Compared to March 31, 2019

Revenue. For the three months ended March 31, 2020, revenue was $14,216 compared to $138,871 for the three months ended March 31, 2019, a decrease of $124,655 or 89.8%. In the first quarter of 2020, the impact of COVID-19 on the Chinese economy seriously affected our business with implementation of restrictions at business operations and city lockdowns.

Revenue from healthcare knit goods segment decreased by $29,139 or 93% to $2,207 for the three months ended March 31, 2020 from $31,346 for the three months ended March 31, 2019. This decrease was mainly due to decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations and stop working orders implemented by cities under the lockdown period as COVID-19 swept China.

Revenue from daily healthcare and personal care products decreased by $25,341 or 83.6% to $4,977 for the three months ended March 31, 2020 from $30,318 for the three months ended March 31, 2019. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn and almost of all cities under lockdown as COVID-19 swept China.

Revenue from wellness houses and activated water machines decreased by $70,175 or 90.9% to $7,032 for the three months ended March 31, 2020 from $77,207 for the three months ended March 31, 2019. This was mainly due to the decrease in revenue of our wellness house construction. For the first quarter of 2020, there was no revenue from the wellness house construction due to whole lockdown of cities as COVID-19 swept China.

Cost of Goods Sold. For the three months ended March 31, 2020, cost of goods sold was $8,022 compared to $69,404 for the three months ended March 31, 2019, a decrease of $61,382, or 88.4%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $1,022 for the three months ended March 31, 2020 from $18,984 for the three months ended March 31, 2019, a decrease of $17,962 or 94.6%. This decrease was due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $2,313 for the three months ended March 31, 2020 from $14,849 for the three months ended March 31, 2019, a decrease of $12,536 or 84.4%. This decrease was primarily due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $4,687 for the three months ended March 31, 2020 from $35,571 for the three months ended March 31, 2019, a decrease of $30,884 or 86.8%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $63,273 or 91.1% to $6,194 for the three months ended March 31, 2020, compared to $69,467 for the three months ended March 31, 2019. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 50% for the three months ended March 31, 2019 to 43.6% for the three months ended March 31, 2020. This decrease was mainly due to our wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $11,177 or 90.4% to $1,185 for the three months ended March 31, 2020 compared to $12,362 for the three months ended March 31, 2019. This decrease was mainly due to decreased sales of our mattress products. The gross margins of healthcare knit goods segment increased from 39.4% for the three months ended March 31, 2019 to 53.7% for the three months ended March 31, 2020. It was mainly due to the increased proportion of products with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $12,805 or 82.8% to $2,664 for the three months ended March 31, 2020, compared to $15,469 for the three months ended March 31, 2019. This decrease was primarily due to the decrease in sales. The gross margin of daily healthcare and personal care segment slightly increased from 51% for the three months ended March 31, 2019 to 53.5% for the three months ended March 31, 2020.

Gross profit of the wellness house and activated water machine segments decreased by $39,291 or 94.4% to $2,345 for the three months ended March 31, 2020, compared to $41,636 for the three months ended March 31, 2019. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments slightly decreased from 53.9% for the three months ended March 31, 2019 to 33.3% for the three months ended March 31, 2020. It was mainly due to that there was no gross profit from the wellness house construction, which has higher gross margin, for the first quarter of 2020.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $97,056, or 22.1%, from $439,856 for the three months ended March 31, 2019 to $342,800 for the three months ended March 31, 2020. This decrease was mainly due to the decrease in salary and R&D costs. Operating expenses for healthcare knit goods segment decreased by $46,067 or 46.4% to $53,220 for the three months ended March 31, 2020 from $99,287 for the three months ended March 31, 2019. Operating expenses for daily healthcare and personal care segment increased by $23,983 or 25% to $120,012 for the three months ended March 31, 2020 from $96,029 for the three months ended March 31, 2019. Operating expenses for our wellness house and activated water machine segment decreased by $74,972 or 30.7% to $169,568 for the three months ended March 31, 2020 from $244,540 for the three months ended March 31, 2019.

Loss from operations. As a result of the foregoing, our loss from operations was $337,429 for the three months ended March 31, 2020, compared to $370,389 for the three months ended March 31, 2019, a decrease of $34,068. This decrease of loss was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expense was $0 for the three months ended March 31, 2020 and 2019, separately.

Net Loss. For the three months ended March 31, 2020, our net loss was $337,429 compared to $371,497 for the three months ended March 31, 2019. This decrease was primarily due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended March 31,
	2020	2019

Sales to franchise customers	$13,912	$105,107
Sales to non-franchise customers	304	33,764

Total sales	$14,216	$138,871

Liquidity and Capital Resources

Our cash at the beginning of the three months ended March 31, 2020 was $99,979 and decreased to $56,105 by the end of March 2020, a decrease of $43,874. This decrease was mainly due to our deteriorated operating results. On March 31, 2020, we had net working capital of $(1,088,741), a decrease of $221,416 from $(867,325) on December 31, 2019.

Our cash flow information summary is as follows:

	For the three months ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(141,922)	$(257,958)
Investing activities	$-	$(88,809)
Financing activities	$86,981	$319,757

Net Cash Used In Operating Activities

Net cash used in operating activities was $141,922 for the three months ended March 31, 2020 compared to $257,958 for the three months ended March 31, 2019.

For the three months ended March 31, 2020, cash was mainly used to cover the loss of $337,429, which was primarily offset by an add-back of $99,130 of depreciation for non-cash expense and an increase in other payable of $43,798.

For the three months ended March 31, 2019, cash was mainly used to cover the loss of $371,497, which was primarily offset by an add-back of $105,717 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2020, compared to $88,809 for the three months ended March 31, 2019. During the first quarter of 2019, the cash expenditure of $88,809 was used in purchase of advanced production equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $86,981 for the three months ended March 31, 2020, compared to $319,757 for the three months ended March 31, 2019.

On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through March 31, 2020, Joway Shengshi received cash advances in the aggregate principal amount of $6,200,307 from Jinghe Zhang of which $4,632,811 has been repaid. For the three months ended March 31, 2020 and 2019, we received $86,981 and $320,501, respectively. As of March 31, 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances made to Joway Shengshi was $1,567,496.

On May 7, 2007, our subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009. Through December 31, 2018, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology. For the three months ended March 31, 2020 and 2019, we repaid $0 and $744 of these advances, respectively. As of March 31, 2020, the total unpaid principal balance due to Shenyang Joway for advances was $0.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of March 31, 2020 and December 31, 2019, the Company had allocated $354,052 to statutory reserves.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $5,601,469 and a working capital deficit of approximately $1,088,000 at March 31, 2020, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

DATE: May 15, 2020

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer