Form 10-Q
period 2020-06-30
Joway Health Industries Group Inc
filed 2020-08-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800	86-22-22533666
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	GTVI	OTCPink marketplace of OTC Markets Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2020 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Six Months Ended June 30, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-18

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$48,631	$99,979
Other receivables	32,883	28,740
Inventories	481,476	500,269
Advances to suppliers	80,981	56,418
Prepaid taxes	97,595	97,381
Total current assets	741,566	782,787

PROPERTY, PLANT AND EQUIPMENT, net	3,135,040	3,377,361

OTHER ASSETS:
Intangible assets, net	434,409	448,033
Total other assets	434,409	448,033

Total assets	$4,311,015	$4,608,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$88,802	$92,071
Advances from customers	11,718	21,734
Other payables	94,695	55,792
Due to related parties	1,734,948	1,480,515
Total current liabilities	1,930,163	1,650,112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(5,798,566)	(5,264,040)
Accumulated other comprehensive income	443,647	486,338
Total stockholders’ equity	2,380,852	2,958,069
Total liabilities and stockholders’ equity	$4,311,015	$4,608,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

REVENUES	$67,902	$171,379	$82,118	$310,250

COST OF REVENUES	37,729	82,759	45,751	152,163

GROSS PROFIT	30,173	88,620	36,367	158,087

Selling expenses	23,893	84,605	45,866	168,933
General and administrative expenses	203,092	276,482	523,919	632,010
OPERATING EXPENSES	226,985	361,087	569,785	800,943

LOSS FROM OPERATIONS	(196,812)	(272,467)	(533,418)	(642,856)

Interest income	24	44	44	88
Other income	-	-	1	11
Other expenses	(309)	(127)	(1,153)	(1,290)
OTHER EXPENSES, NET	(285)	(83)	(1,108)	(1,191)

LOSS BEFORE INCOME TAXES	(197,097)	(272,550)	(534,526)	(644,047)

INCOME TAX	-	-	-	-

NET LOSS	(197,097)	(272,550)	(534,526)	(644,047)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,436	(90,110)	(42,691)	13,670

COMPREHENSIVE LOSS	$(195,661)	$(362,660)	$(577,217)	$(630,377)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534,526)	$(644,047)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	196,237	208,149
Amortization	7,134	9,672
Changes in operating assets and liabilities:
Other receivables	(5,129)	20,499
Inventories	20,355	(28,197)
Advances to suppliers	(24,563)	79,204
Prepaid expense	-	872
Accounts payable	(3,269)	(3,317)
Advances from customers	(10,016)	(93,174)
Other payable	21,027	370
Salary and welfare payable	17,876	(8,308)
Taxes payable	(214)	(10,231)
Net cash used in operating activities	(315,088)	(468,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(89,235)
Net cash used in investing activities	-	(89,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of due to related parties	254,433	544,898
Net cash provided by financing activities	254,433	544,898

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,307	5,583

NET DECREASE IN CASH	(51,348)	(7,262)

CASH, beginning of period	99,979	118,996

CASH, end of period	$48,631	$111,734

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

On May 15, 2019, Joway Shengshi’s 100% owned subsidiary, Joway Decoration, declared and distributed a one-time dividends of RMB 6.29 million or $927,192.54. The dividend was used to offset a loan between Joway Shengshi and Joway Decoration.

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

Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2019 which was filed on March 31, 2020.

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

	For the six months ended June 30,		For the year ended December 31,
	2020	2019	2019
Period ended RMB: USD Exchange rate	7.0795	6.86557	6.9762
Average RMB: USD Exchange rate	7.0319	6.78392	6.8985

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totaled $1,436 and $(90,110) for the three months ended June 30, 2020 and 2019, respectively, and $(42,691) and $13,670 for the six months ended June 30, 2020 and 2019, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of June 30, 2020 and December 31, 2019, based on a review of its outstanding balances, the Company allowance $2,553 and $2,591 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of June 30, 2020 and December 31, 2019, the Company recorded $105,435 and $106,997 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $87,146 and $62,674 as of June 30, 2020 and December 31, 2019, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the six months ended June 30, 2020 and 2019.

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

Shipping Costs

Shipping costs are included in selling expenses and totaled $11,189 and $11,575 for the three months ended June 30, 2020 and 2019, respectively, and $15,078 and $28,971 for the six months ended June 30, 2020 and 2019, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months periods ended June 30, 2020 and 2019.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the six months ended June 30, 2020 and the year ended December 31, 2019, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We believe that adoption of this new standard will not have material impact in our consolidated financial statements, including accounting policies, processes, and systems.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $5,800,000 and a working capital deficit of approximately $1,189,000 at June 30, 2020. In addition, the Company continues to generate operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts receivable	$2,553	$2,591
Less: allowance for bad debt	(2,553)	(2,591)
Accounts receivable, net	$-	$-

As of June 30, 2020 and December 31, 2019, the Company allowance $2,553 and $2,591 for doubtful accounts, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$119,027	$126,563
Finished goods	431,889	444,175
Low value consumables	35,995	36,528
Total	586,911	607,266
Less: impairment loss	(105,435)	(106,997)
Inventory, net	$481,476	$500,269

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of June 30, 2020 and December 31, 2019, the Company recognized $105,435 and $106,997, respectively, as a reserve for impairment loss from inventory.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Building	$5,624,223	$5,707,503
Operating Equipment	412,929	419,044
Office furniture and equipment	334,198	339,147
Vehicles	966,144	980,450
Total	7,337,494	7,446,144
Less: accumulated depreciation	(4,202,454)	(4,068,783)
Property, plant and equipment, net	$3,135,040	$3,377,361

Depreciation expense for the three months ended June 30, 2020 and 2019 amounted to $97,107 and $102,432, respectively, and for the six months ended June 30, 2020 and 2019 amounted to $196,237 and $208,149, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2020	2019
Land use rights	$583,100	$591,734
Other intangible assets	74,605	75,710
Total	657,705	667,444
Less: accumulated amortization	(223,296)	(219,411)
Intangible assets, net	$434,409	$448,033

Amortization expense of intangible assets for the three months ended June 30, 2020 and 2019 was $2,963 and $4,804, respectively, and for the six months ended June 30, 2020 and 2019 amounted to $7,134 and $9,672, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2020	$19,000
2021	$19,000
2022	$19,000
2023	$19,000
2024	$19,000
Thereafter	$353,033

NOTE 8 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2020	2019
Jinghe Zhang	$1,734,948	$1,480,515
Total	$1,734,948	$1,480,515

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. Through 2009 Shenyang Joway had ceased operations, although it still existed as a legal entity. Shenyang Joway was cancelled in 2019.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2018, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology, which was paid off by 2019. For the six months ended June 30, 2020 and 2019, the Company repaid $0 and $118,458 of these advances, respectively. As of June 30, 2020, the total unpaid principal balance due Shenyang Joway for advances was $0.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2020, Joway Shengshi received cash advances in the aggregate principal amount of $6,367,759 from Jinghe Zhang of which $4,632,811 has been repaid. For the six months ended June 30, 2020 and 2019, the Company received $254,433 and $663,356 of these advances, respectively. As of June 30, 2020, the total unpaid principal balance due Jinghe Zhang for advances was $1,734,948.

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

NOTE 10 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of June 30, 2020, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended June 30, 2020

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$4,346	$2,091	$2,255	$(12,273)	$6,405	$119,329
Daily Healthcare and Personal Care Series	25,685	13,151	12,534	(73,327)	37,853	192,597
Wellness House and Activated Water Machine Series	37,871	22,487	15,384	(111,212)	55,812	198,240
Segment Totals	$67,902	$37,729	$30,173	(196,812)	$100,070	510,166
Other Loss, net				(285)
Income tax benefits				-
Unallocated Assets						3,800,849
Net Loss				$(197,097)
Total Assets						$4,311,015

For the three months ended June 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$15,841	$4,523	$11,318	$(11,214)	$9,912	$142,532
Daily Healthcare and Personal Care Series	51,577	23,556	28,021	(87,371)	32,273	230,516
Wellness House and Activated Water Machine Series	103,961	54,680	49,281	(173,882)	65,051	190,719
Segment Totals	$171,379	$82,759	$88,620	(272,467)	$107,236	563,767
Other Loss, net				(83)
Income tax benefits				-
Unallocated Assets						4,390,832
Net Loss				$(272,550)
Total Assets						$4,954,599

For the six months ended June 30, 2020

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$6,553	$3,113	$3,440	$(64,308)	$16,229	$119,329
Daily Healthcare and Personal Care Series	30,662	15,464	15,198	(190,675)	75,937	192,597
Wellness House and Activated Water Machine Series	44,903	27,174	17,729	(278,435)	111,205	198,240
Segment Totals	$82,118	$45,751	$36,367	(533,418)	$203,371	510,166
Other Loss, net				(1,108)
Income tax benefits				-
Unallocated Assets						3,800,849
Net Loss				$(534,526)
Total Assets						$4,311,015

For the six months ended June 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$47,187	$23,507	$23,680	$(98,139)	$33,129	$142,532
Daily Healthcare and Personal Care Series	81,895	38,405	43,490	(167,931)	57,497	230,516
Wellness House and Activated Water Machine Series	181,168	90,251	90,917	(376,786)	127,195	190,719
Segment Totals	$310,250	$152,163	$158,087	(642,856)	$217,821	563,767
Other Loss, net				(1,191)
Income tax benefits				-
Unallocated Assets						4,390,832
Net Loss				$(644,047)
Total Assets						$4,954,599

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Sales to franchise customers	$56,473	$120,369	$70,385	$225,476
Sales to non-franchise customers	11,429	51,010	11,733	84,774

Total sales	$67,902	$171,379	$82,118	$310,250

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
REVENUES	$67,902	$171,379	$82,118	$310,250
COST OF REVENUES	37,729	82,759	45,751	152,163
GROSS PROFIT	30,173	88,620	36,367	158,087
OPERATING EXPENSES	226,985	361,087	569,785	800,943
LOSS FROM OPERATIONS	(196,812)	(272,467)	(533,418)	(642,856)
OTHER EXPENSE, NET	(285)	(83)	(1,108)	(1,191)
LOSS BEFORE INCOME TAXES	(197,097)	(272,550)	(534,526)	(644,047)
INCOME TAX BENEFITS	-	-	-	-
NET LOSS	$(197,097)	$(272,550)	$(534,526)	$(644,047)

Business Segments

In 2020 and 2019, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended June 30, 2020

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$4,346	6.4%	$25,685	37.8%	$37,871	55.8%	$67,902
COST OF REVENUES	2,091	5.5%	13,151	34.9%	22,487	59.6%	37,729
GROSS PROFIT	2,255	7.5%	12,534	41.5%	15,384	51.0%	30,173
GROSS MARGIN	51.9%		48.8%		40.6%		44.4%
OPERATING EXPENSES	14,528	6.4%	85,861	37.8%	126,596	55.8%	226,985
LOSS FROM OPERATIONS	$(12,273)	6.2%	$(73,327)	37.3%	$(111,212)	56.5%	$(196,812)

For the three months ended June 30, 2019

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$15,841	9.2%	$51,577	30.1%	$103,961	60.7%	$171,379
COST OF REVENUES	4,523	5.5%	23,556	28.5%	54,680	66.1%	82,759
GROSS PROFIT	11,318	12.8%	28,021	31.6%	49,281	55.6%	88,620
GROSS MARGIN	71.4%		54.3%		47.4%		51.7%
OPERATING EXPENSES	22,532	6.2%	115,392	32.0%	223,163	61.8%	361,087
LOSS FROM OPERATIONS	$(11,214)	4.1%	$(87,371)	32.1%	$(173,882)	63.8%	$(272,467)

For the six months ended June 30, 2020

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$6,553	8.0%	$30,662	37.3%	$44,903	54.7%	$82,118
COST OF REVENUES	3,113	6.8%	15,464	33.8%	27,174	59.4%	45,751
GROSS PROFIT	3,440	9.5%	15,198	41.8%	17,729	48.8%	36,367
GROSS MARGIN	52.5%		49.6%		39.5%		44.3%
OPERATING EXPENSES	67,748	11.9%	205,873	36.1%	296,164	52.0%	569,785
LOSS FROM OPERATIONS	$(64,308)	12.1%	$(190,675)	35.7%	$(278,435)	52.2%	$(533,418)

For the six months ended June 30, 2019

	Healthcare Knitgoods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$47,187	15.2%	$81,895	26.4%	$181,168	58.4%	$310,250
COST OF REVENUES	23,507	15.4%	38,405	25.2%	90,251	59.3%	152,163
GROSS PROFIT	23,680	15.0%	43,490	27.5%	90,917	57.5%	158,087
GROSS MARGIN	50.2%		53.1%		50.2%		51.0%
OPERATING EXPENSES	121,819	15.2%	211,421	26.4%	467,703	58.4%	800,943
LOSS FROM OPERATIONS	$(98,139)	15.3%	$(167,931)	26.1%	$(376,786)	58.6%	$(642,856)

For The Three Months Ended June 30, 2020 Compared to June 30, 2019

Revenue. For the three months ended June 30, 2020, revenue was $67,902 compared to $171,379 for the three months ended June 30, 2019, a decrease of $103,477 or 60.4%. In 2020, the impact of COVID-19 on the Chinese economy seriously affected our business with implementation of restrictions at business operations and city lockdowns.

Revenue from healthcare knit goods segment decreased by $11,495 or 72.6% to $4,346 for the three months ended June 30, 2020 from $15,841 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations and stop working orders implemented by cities under the lockdown period as COVID-19 swept China.

Revenue from daily healthcare and personal care products decreased by $25,892 or 50.2% to $25,685 for the three months ended June 30, 2020 from $51,577 for the three months ended June 30, 2019. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn and almost of all cities under lockdown as COVID-19 swept China.

Revenue from wellness houses and activated water machines decreased by $66,090 or 63.6% to $37,871 for the three months ended June 30, 2020 from $103,961 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the three months ended June 30, 2020, cost of goods sold was $37,729 compared to $82,759 for the three months ended June 30, 2019, a decrease of $45,030 or 54.4%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $2,091 for the three months ended June 30, 2020 from $4,523 for the three months ended June 30, 2019, a decrease of $2,432 or 53.8%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $13,151 for the three months ended June 30, 2020 from $23,556 for the three months ended June 30, 2019, a decrease of $10,405 or 44.2%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $22,487 for the three months ended June 30, 2020 from $54,680 for the three months ended June 30, 2019, a decrease of $32,193 or 58.9%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $58,447 or 66% to $30,173 for the three months ended June 30, 2020, compared to $88,620 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales. Our gross margin decreased from 51.7% for the three months ended June 30, 2019 to 44.4% for the three months ended June 30, 2020. This decrease was mainly due to our healthcare knit goods segment.

Gross profit for the healthcare knit goods segment decreased by $9,063 or 80.1% to $2,255 for the three months ended June 30, 2020 compared to $11,318 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment decreased from 71.4% for the three months ended June 30, 2019 to 51.9% for the three months ended June 30, 2020. It was mainly due to the increased proportion of products with higher gross margin.

Gross profit of daily healthcare and personal care segment decreased by $15,487 or 55.3% to $12,534 for the three months ended June 30, 2020, compared to $28,021 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales. The gross margin of daily healthcare and personal care segment decreased from 54.3% for the three months ended June 30, 2019 to 48.8% for the three months ended June 30, 2020.

Gross profit of the wellness house and activated water machine segments decreased by $33,897 or 68.8% to $15,384 for the three months ended June 30, 2020, compared to $49,281 for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased from 47.4% for the three months ended June 30, 2019 to 40.6% for the three months ended June 30, 2020.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $134,102 or 37.1%, from $361,087 for the three months ended June 30, 2019 to $226,985 for the three months ended June 30, 2020. This decrease was mainly due to the decrease in travel expense and salary. Operating expenses for healthcare knit goods segment decreased by $8,004 or 35.5% to $14,528 for the three months ended June 30, 2020 from $22,532 for the three months ended June 30, 2019. Operating expenses for daily healthcare and personal care segment decreased by $29,531 or 25.6% to $85,861 for the three months ended June 30, 2020 from $115,392 for the three months ended June 30, 2019. Operating expenses for our wellness house and activated water machine segment decreased by $96,567 or 43.3% to $126,596 for the three months ended June 30, 2020 from $223,163 for the three months ended June 30, 2019.

Loss from operations. As a result of the foregoing, our loss from operations was $196,812 for the three months ended June 30, 2020, compared to $272,467 for the three months ended June 30, 2019. This was mainly due to the decrease in operating expenses.

Income taxes. Our income taxes were $0 for the three months ended June 30, 2020 and 2019, separately.

Net loss. For the three months ended June 30, 2020, our net loss was $197,097 compared to $272,550 for the three months ended June 30, 2019. This was mainly due to the decrease in operating expenses.

For the six months Ended June 30, 2020 Compared to June 30, 2019

Revenue. For the six months ended June 30, 2020, revenue was $82,118 compared to $310,250 for the six months ended June 30, 2019, a decrease of $228,132 or 73.5%. This decrease was mainly due to the downturn of the health care industry in China affected by COVID-19.

Revenue from healthcare knit goods segment decreased by $40,634, or 86.1% to $6,553 for the six months ended June 30, 2020 from $47,187 for the six months ended June 30, 2019. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $51,233 or 62.6% to $30,662 for the six months ended June 30, 2020 from $81,895 for the six months ended June 30, 2019. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn.

Revenue from wellness houses and activated water machines decreased by $136,265 or 75.2% to $44,903 for the six months ended June 30, 2020 from $181,168 for the six months ended June 30, 2019. This decrease was mainly due to the decrease in the construction of our wellness house.

Cost of Goods Sold. For the six months ended June 30, 2020, cost of goods sold was $45,751 compared to $152,163 for the six months ended June 30, 2019, a decrease of $106,412, or 69.9%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $3,113 for the six months ended June 30, 2020 from $23,507 for the six months ended June 30, 2019, a decrease of $20,394 or 86.8%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $15,464 for the six months ended June 30, 2020 from $38,405 for the six months ended June 30, 2019, a decrease of $22,941 or 59.7%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $27,174 for the six months ended June 30, 2020 from $90,251 for the six months ended June 30, 2019, a decrease of $63,077 or 69.9%. This decrease was due to the decrease in the cost of our wellness house as a result of the decrease in sales.

Gross profit. Our gross profit decreased by $121,720 or 77% to $36,367 for the six months ended June 30, 2020, compared to $158,087 for the six months ended June 30, 2019. This decrease was due to the decrease in sales. In addition, our gross margin decreased from 51% for the six months ended June 30, 2019 to 44.3% for the six months ended June 30, 2020. This decrease was mainly due to our wellness house and activated water machine segment.

Gross profit for the healthcare knit goods segment decreased by $20,240 or 85.5% to $3,440 for the six months ended June 30, 2020 compared to $23,680 for the six months ended June 30, 2019. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment increased slightly from 50.2% for the six months ended June 30, 2019 to 52.5% for the six months ended June 30, 2020.

Gross profit of daily healthcare and personal care segment decreased by $28,292 or 65.1% to $15,198 for the six months ended June 30, 2020, compared to $43,490 for the six months ended June 30, 2019. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased from 53.1% for the six months ended June 30, 2019 to 49.6% for the six months ended June 30, 2020.

Gross profit of the wellness house and activated water machine segment decreased by $73,188 or 80.5% to $17,729 for the six months ended June 30, 2020, compared to $90,917 for the six months ended June 30, 2019. This decrease was mainly due to the decrease in gross profit of construction of wellness house. The gross margin of our wellness house and activated water machine segments decreased from 50.2% for the six months ended June 30, 2019 to 39.5% for the six months ended June 30, 2020. It was mainly due to that there was no gross profit from the wellness house construction, which has higher gross margin, for the first quarter of 2020.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $231,158, or 28.9%, from $800,943 for the six months ended June 30, 2019 to $569,785 for the six months ended June 30, 2020. This decrease was mainly due to the decreased travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $54,071 or 44.4% to $67,748 for the six months ended June 30, 2020 from $121,819 for the six months ended June 30, 2019. Operating expenses for daily healthcare and personal care segment decreased by $5,548 or 2.6% to $205,873 for the six months ended June 30, 2020 from $211,421 for the six months ended June 30, 2019. Operating expenses for our wellness house and activated water machine segment decreased by $171,539 or 36.7% to $296,164 for the six months ended June 30, 2020 from $467,703 for the six months ended June 30, 2019.

Loss from operations. As a result of the foregoing, our loss from operations was $533,418 for the six months ended June 30, 2020, compared to a loss from operations of $642,856 for the six months ended June 30, 2019, a decrease of $109,438. This decrease of loss was mainly due to the decrease in operating expenses.

Income taxes. Our income taxes were $0 for the six months ended June 30, 2020 and 2019, separately.

Net loss. Our net loss was $534,526 for the six months ended June 30, 2020, compared to a net loss of $644,047 for the six months ended June 30, 2019. This decrease of net loss was mainly due to the decrease in operating expenses.

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

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Sales to franchise customers	$56,473	$120,369	$70,385	$225,476
Sales to non-franchise customers	11,429	51,010	11,733	84,774

Total sales	$67,902	$171,379	$82,118	$310,250

Liquidity and Capital Resources

Our cash at the beginning of the six months ended June 30, 2020 was $48,631 and decreased to $99,979 by the end of June 30, 2020, a decrease of $51,348. This decrease was mainly due to our deteriorated operating results. On June 30, 2020, we had net working capital of $(1,188,597), a decrease of $321,272 from $(867,325) on December 31, 2019.

Our cash flow information summary is as follows:

	For the six months ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(315,088)	$(468,508)
Investing activities	$-	$(89,235)
Financing activities	$254,433	$544,898

Net Cash Used in Operating Activities

Net cash used in operating activities was $315,088 for the six months ended June 30, 2020, compared to $468,508 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, cash was mainly used to cover our loss of $534,526, which was primarily offset by an add-back of $196,237 of depreciation for non-cash expense.

For the six months ended June 30, 2019, cash was mainly used to cover our loss of $644,047, which was primarily offset by an add-back of $208,149 of depreciation for non-cash expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2020, compared to $89,235 for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, respectively, we expended $0 and $89,235 on purchase of advanced production equipment and office equipment.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2020, $254,433 of cash was provided by financing activities, compared to $544,898 for the six months ended June 30, 2019.

On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2020, Joway Shengshi received cash advances in the aggregate principal amount of $6,367,759 from Jinghe Zhang of which $4,632,811 has been repaid. For the six months ended June 30, 2020 and 2019, the Company received $254,433 and $663,356 of these advances, respectively.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, our PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to us in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of June 30, 2020, we had allocated $354,052 to statutory reserves.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

DATE: August 14, 2020

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer