Form 10-Q
period 2020-09-30
Joway Health Industries Group Inc
filed 2020-11-16
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, PRC 301800	86-22-22535999
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	GTVI	PINK marketplace of OTC Markets Inc.

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

The number of shares outstanding of the Issuer’s Common Stock as of November 16, 2020 was 20,054,000 shares.

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-18

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$86,236	$99,979
Other receivables	34,296	28,740
Inventories	527,406	500,269
Advances to suppliers	50,770	56,418
Prepaid taxes	78,140	97,381
Total current assets	776,848	782,787

PROPERTY, PLANT AND EQUIPMENT, net	3,159,863	3,377,361

OTHER ASSETS:
Intangible assets, net	448,564	448,033
Total other assets	448,564	448,033

Total assets	$4,385,275	$4,608,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$98,020	$92,071
Advances from customers	5,192	21,734
Other payables	76,947	55,792
Due to related parties	1,915,333	1,480,515
Total current liabilities	2,095,492	1,650,112

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	20,054	20,054
Additional paid-in-capital	7,361,665	7,361,665
Statutory reserves	354,052	354,052
Accumulated deficit	(5,993,260)	(5,264,040)
Accumulated other comprehensive income	547,272	486,338
Total stockholders' equity	2,289,783	2,958,069
Total liabilities and stockholders' equity	$4,385,275	$4,608,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

REVENUES	$77,289	$158,516	$159,407	$468,766

COST OF REVENUES	37,517	69,709	83,268	221,872

GROSS PROFIT	39,772	88,807	76,139	246,894

Selling expenses	22,531	53,831	68,397	222,764
General and administrative expenses	211,858	223,603	735,777	855,613
OPERATING EXPENSES	234,389	277,434	804,174	1,078,377

LOSS FROM OPERATIONS	(194,617)	(188,627)	(728,035)	(831,483)

Interest income	25	36	69	124
Other income	80	24	81	35
Other expenses	(182)	(71,695)	(1,335)	(72,985)
OTHER EXPENSES, NET	(77)	(71,635)	(1,185)	(72,826)

LOSS BEFORE INCOME TAXES	(194,694)	(260,262)	(729,220)	(904,309)

INCOME TAX	-	-	-	-

NET LOSS	(194,694)	(260,262)	(729,220)	(904,309)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	103,625	(105,948)	60,934	(92,278)

COMPREHENSIVE LOSS	$(91,069)	$(366,210)	$(668,286)	$(996,587)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(729,220)	$(904,309)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	292,084	308,065
Amortization	10,127	14,359
Loss on sale of assets	-	13
Changes in operating assets and liabilities:
Other receivables	(6,261)	31,042
Inventories	(29,746)	1,985
Advances to suppliers	5,648	80,889
Prepaid expense	-	1,309
Accounts payable	5,949	(5,795)
Advances from customers	(16,542)	(110,659)
Other payable	27,050	29,558
Salary and welfare payable	(5,895)	(10,941)
Taxes payable	19,241	28,140
Net cash used in operating activities	(427,565)	(536,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(89,219)
Net cash used in investing activities	-	(89,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of due to related parties	434,818	582,308
Net cash provided by financing activities	434,818	582,308

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,996)	15,373

NET DECREASE IN CASH	(13,743)	(27,882)

CASH, beginning of period	99,979	118,996

CASH, end of period	$86,236	$91,114

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2019 which was filed on March 31, 2020.

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

	For the nine months ended September 30,		For the year ended December 31,
	2020	2019	2019
Period ended RMB: USD Exchange rate	6.8101	6.86557	6.9762
Average RMB: USD Exchange rate	6.9917	6.78392	6.8985

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the consolidated financial statements and totalled $103,625 and $(105,948) for the three months ended September 30, 2020 and 2019, respectively, and $60,934 and $(92,278) for the nine months ended September 30, 2020 and 2019, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. On a periodic basis, the Company reviews the composition of the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Accounts are written off after exhaustive efforts at collection. As of September 30, 2020 and December 31, 2019, the Company allowance $2,654 and $2,591 for doubtful accounts, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the specific identification method on contract level (for each individual contract, inventories cost flow are determined by weighted-average method), or the net realizable value, which is determined on selling prices less any further costs expected to be incurred for completion and disposal. The Company regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine whether a valuation allowance is required. As of September 30, 2020 and December 31, 2019, the Company recorded $109,606 and $106,997 for inventory valuation allowance, respectively.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for inventory items or construction in progress. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totalled $57,179 and $62,674 as of September 30, 2020 and December 31, 2019, respectively.

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

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also reviewed the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company did not record any impairment loss for the nine months ended September 30, 2020 and 2019.

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

Shipping Costs

Shipping costs are included in selling expenses and totalled $6,926 and $11,942 for the three months ended September 30, 2020 and 2019, respectively, and $22,004 and $40,913 for the nine months ended September 30, 2020 and 2019, respectively.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine month periods ended September 30, 2020 and 2019.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, management has determined that the Company is operating in three reportable business segments, (1) Healthcare Knit Goods Series, (2) Daily Healthcare and Personal Care Series, and (3) Wellness House and Activated Water Machine Series. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts receivable	$2,654	$2,591
Less: allowance for bad debt	(2,654)	(2,591)
Accounts receivable, net	$-	$-

As of the periods presented, the Company allowance $2,654 and $2,591 for doubtful accounts, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$120,463	$126,563
Finished goods	479,130	444,175
Low value consumables	37,419	36,528
Total	637,012	607,266
Less: impairment loss	(109,606)	(106,997)
Inventory, net	$527,406	$500,269

Low value consumables represent low priced and easily worn articles and are amortized on equal-split amortization method. Pursuant to this method, half value of the low value consumable should be amortized once used and the remaining half value should be amortized when disposed of.

As of September 30, 2020 and December 31, 2019, the Company recognized $109,606 and $106,997, respectively, as a reserve for impairment loss from inventory.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Building	$5,846,710	$5,707,503
Operating Equipment	429,264	419,044
Office furniture and equipment	347,419	339,147
Vehicles	1,004,364	980,450
Total	7,627,757	7,446,144
Less: accumulated depreciation	(4,467,894)	(4,068,783)
Property, plant and equipment, net	$3,159,863	$3,377,361

Depreciation expense for the three months ended September 30, 2020 and 2019 amounted to $95,847 and $99,916, respectively, and for the nine months ended September 30, 2020 and 2019 amounted to $292,084 and $308,065, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2020	2019
Land use rights	$606,168	$591,734
Other intangible assets	77,556	75,710
Total	683,724	667,444
Less: accumulated amortization	(235,160)	(219,411)
Intangible assets, net	$448,564	$448,033

Amortization expense of intangible assets for the three months ended September 30, 2020 and 2019 was $2,993 and $4,687, respectively, and for the nine months ended September 30, 2020 and 2019 amounted to $10,127 and $14,359, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2020	$19,000
2021	$19,000
2022	$19,000
2023	$19,000
2024	$19,000
Thereafter	$353,033

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2020	2019
Jinghe Zhang	$1,915,333	$1,480,515
Total	$1,915,333	$1,480,515

Transactions with Shenyang Joway

●	Shenyang Joway Industrial Development Co., Ltd. (“Shenyang Joway”) was formed in 2005 in Shenyang, China by Mr. Jinghe Zhang and three other individuals. Mr. Zhang holds more than 50% of the equity in Shenyang Joway. Shenyang Joway was in the business of marketing and distributing clothing and related products to other companies. Through 2009 Shenyang Joway had ceased operations, although it still existed as a legal entity. Shenyang Joway was cancelled in 2019.

●	On May 7, 2007, the Company’s subsidiary Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, the Company’s subsidiary Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital.

●	Through December 31, 2008, Joway Technology advanced $58,568 to Shenyang Joway, which was paid off by Shenyang Joway to Joway Technology in 2009.

●	Through December 31, 2010, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology, which was paid off by 2019. For the nine months ended September 30, 2020 and 2019, the Company repaid $0 and $118,458 of these advances, respectively. As of September 30, 2020, the total unpaid principal balance due Shenyang Joway for advances was $0.

Transactions with Jinghe Zhang

●	On December 1, 2009, the Company, through its subsidiary Joway Shengshi, entered into a royalty-free license agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the license agreement, we are authorized to use the trademark “Joway” for a term of nine years and five patents from December 1, 2009 till the expiration dates of the patents.

●	On May 10, 2007, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, the Company’s President, Chief Executive Officer and director. Pursuant to the agreement, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. The advances are interest free, unsecured, and have no specified repayment terms. The agreement is valid throughout Joway Shengshi’s term of operation.

●	During the period beginning May 17, 2007 (inception of Joway Shengshi) through September 30, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $6,548,144 from Jinghe Zhang of which $4,632,811 has been repaid. For the nine months ended September 30, 2020 and 2019, the Company received $434,818 and $700,766 of these advances, respectively. As of September 30, 2020, the total unpaid principal balance due Jinghe Zhang for advances was $1,915,333.

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

NOTE 9 – STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, annual income of the Company’s subsidiaries is required to be partly allocated to the statutory reserves funds after the payment of the PRC income taxes. The allocation to the statutory reserves funds should be at least 10% of income after tax until the reserves reaches 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus the reserve funds are not available for distribution except in liquidation. As of September 30, 2020, the Company had allocated $354,052 to statutory reserves.

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

For the three months ended September 30, 2020

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$15,431	$2,897	$12,534	$(30,622)	$19,734	$114,429
Daily Healthcare and Personal Care Series	13,373	11,461	1,912	(14,363)	17,102	211,852
Wellness House and Activated Water Machine Series	48,485	23,159	25,326	(149,632)	62,004	198,201
Segment Totals	$77,289	$37,517	$39,772	(194,617)	$98,840	524,482
Other Loss, net				(77)
Income tax benefits				-
Unallocated Assets						3,860,793
Net Loss				$(194,694)
Total Assets						$4,385,275

For the three months ended September 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$14,546	$4,800	$9,746	$(10,449)	$9,599	$139,577
Daily Healthcare and Personal Care Series	74,313	29,910	44,403	(103,530)	49,038	219,620
Wellness House and Activated Water Machine Series	69,657	34,999	34,658	(74,648)	45,966	176,048
Segment Totals	$158,516	$69,709	$88,807	(188,627)	$104,603	535,245
Other Loss, net				(71,635)
Income Tax				-
Unallocated Assets						4,097,146
Net Loss				$(260,262)
Total Assets						$4,632,391

For the nine months ended September 30, 2020

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$21,984	$6,010	$15,974	$(94,930)	$41,678	$114,429
Daily Healthcare and Personal Care Series	44,035	26,925	17,110	(205,038)	83,484	211,852
Wellness House and Activated Water Machine Series	93,388	50,333	43,055	(428,067)	177,049	198,201
Segment Totals	$159,407	$83,268	$76,139	(728,035)	$302,211	524,482
Other Loss, net				(1,185)
Income tax benefits				-
Unallocated Assets						3,860,793
Net Loss				$(729,220)
Total Assets						$4,385,275

For the nine months ended September 30, 2019

	Sales	COGS	Gross profit	Loss from operations	Depreciation and amortization	Assets
Healthcare Knit Goods Series	$61,733	$28,307	$33,426	$(108,588)	$42,461	$139,577
Daily Healthcare and Personal Care Series	156,208	68,315	87,893	(271,461)	107,442	219,620
Wellness House and Activated Water Machine Series	250,825	125,250	125,575	(451,434)	172,521	176,048
Segment Totals	$468,766	$221,872	$246,894	(831,483)	$322,424	535,245
Other Loss, net				(72,826)
Income Tax				-
Unallocated Assets						4,097,146
Net Loss				$(904,309)
Total Assets						$4,632,391

NOTE 11 - FRANCHISE REVENUES

The Company enters into franchising agreements to develop retail outlets for the Company's products. The agreements provide that franchisees will sell Company products exclusively at a predetermined retail price. In exchange the Company provides them with geographic exclusivity, discounted products, training and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion and presentment. The agreements also prohibit franchisees from selling competitor’s products. The agreements do not require any initial franchise fees from the franchisees, nor do they require the franchisees to pay continuing royalties. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The Company does not act to manage the franchisees’ levels of product. Franchisees hold periodic conferences, assisted by the Company’s marketing department, to promote product awareness and the introduction of new products. The franchising agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The franchising agreements are cancellable at the Company’s discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Sales to franchise customers	$63,071	$129,211	$133,456	$354,687
Sales to non-franchise customers	14,218	29,305	25,951	114,079

Total sales	$77,289	$158,516	$159,407	$468,766

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
REVENUES	$77,289	$158,516	$159,407	$468,766
COST OF REVENUES	37,517	69,709	83,268	221,872
GROSS PROFIT	39,772	88,807	76,139	246,894
OPERATING EXPENSES	234,389	277,434	804,174	1,078,377
LOSS FROM OPERATIONS	(194,617)	(188,627)	(728,035)	(831,483)
OTHER INCOME (EXPENSE), NET	(77)	(71,635)	(1,185)	(72,826)
LOSS BEFORE INCOME TAXES	(194,694)	(260,262)	(729,220)	(904,309)
INCOME TAXES	-	-	-	-
NET LOSS	$(194,694)	$(260,262)	$(729,220)	$(904,309)

Business Segments

In 2020 and 2019, we operated in three reportable business segments: (1) Healthcare Knit Goods, (2) Daily Healthcare and Personal Care Products and (3) Wellness House and Activated Water Machine Products. The following table sets forth the contributions of each reportable business segment in dollars and as a percent of revenue:

For the three months ended September 30, 2020

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$15,431	20.0%	$13,373	17.3%	$48,485	62.7%	$77,289
COST OF REVENUES	2,897	7.7%	11,461	30.5%	23,159	61.7%	37,517
GROSS PROFIT	12,534	31.5%	1,912	4.8%	25,326	63.7%	39,772
GROSS MARGIN	81.2%		14.3%		52.2%		51.5%
OPERATING EXPENSES	43,156	18.4%	16,275	6.9%	174,958	74.6%	234,389
LOSS FROM OPERATIONS	$(30,622)	15.7%	$(14,363)	7.4%	$(149,632)	76.9%	$(194,617)

For the three months ended September 30, 2019

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$14,546	9.2%	$74,313	46.9%	$69,657	43.9%	$158,516
COST OF REVENUES	4,800	6.9%	29,910	42.9%	34,999	50.2%	69,709
GROSS PROFIT	9,746	11.0%	44,403	50.0%	34,658	39.0%	88,807
GROSS MARGIN	67.0%		59.8%		49.8%		56.0%
OPERATING EXPENSES	20,195	7.3%	147,933	53.3%	109,306	39.4%	277,434
LOSS FROM OPERATIONS	$(10,449)	5.5%	$(103,530)	54.9%	$(74,648)	39.6%	$(188,627)

For the nine months ended September 30, 2020

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$21,984	13.8%	$44,035	27.6%	$93,388	58.6%	$159,407
COST OF REVENUES	6,010	7.2%	26,925	32.3%	50,333	60.4%	83,268
GROSS PROFIT	15,974	21.0%	17,110	22.5%	43,055	56.5%	76,139
GROSS MARGIN	72.7%		38.9%		46.1%		47.8%
OPERATING EXPENSES	110,904	13.8%	222,148	27.6%	471,122	58.6%	804,174
LOSS FROM OPERATIONS	$(94,930)	13.0%	$(205,038)	28.2%	$(428,067)	58.8%	$(728,035)

For the nine months ended September 30, 2019

	Healthcare Knit Goods Series	% of Total	Daily Healthcare and Personal Care Series	% of Total	Wellness House and Activated Water Machine Series	% of Total	Total
REVENUES	$61,733	13.2%	$156,208	33.3%	$250,825	53.5%	$468,766
COST OF REVENUES	28,307	12.8%	68,315	30.8%	125,250	56.5%	221,872
GROSS PROFIT	33,426	13.5%	87,893	35.6%	125,575	50.9%	246,894
GROSS MARGIN	54.1%		56.3%		50.1%		52.7%
OPERATING EXPENSES	142,014	13.2%	359,354	33.3%	577,009	53.5%	1,078,377
LOSS FROM OPERATIONS	$(108,588)	13.1%	$(271,461)	32.6%	$(451,434)	54.3%	$(831,483)

For The Three Months Ended September 30, 2020 Compared to September 30, 2019

Revenue. For the three months ended September 30, 2020, revenue was $77,289 compared to $158,516 for the three months ended September 30, 2019, a decrease of $81,227 or 51.2%. In 2020, the impact of COVID-19 on the Chinese economy seriously affected our business with implementation of restrictions at business operations and city lockdowns.

Revenue from healthcare knit goods segment increased by $885 or 6.1% to $15,431 for the three months ended September 30, 2020 from $14,546 for the three months ended September 30, 2019. This increase was mainly due to the increase in sales of our mattress products.

Revenue from daily healthcare and personal care products decreased by $60,940 or 82% to $13,373 for the three months ended September 30, 2020 from $74,313 for the three months ended September 30, 2019. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn and almost of all cities under lockdown as COVID-19 swept China.

Revenue from wellness houses and activated water machines decreased by $21,172 or 30.4% to $48,485 for the three months ended September 30, 2020 from $69,657 for the three months ended September 30, 2019. This decrease was mainly due to the decrease in sales of our wellness house.

Cost of Goods Sold. For the three months ended September 30, 2020, cost of goods sold was $37,517 compared to $69,709 for the three months ended September 30, 2019, a decrease of $32,192 or 46.2%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $2,897 for the three months ended September 30, 2020 from $4,800 for the three months ended September 30, 2019, a decrease of $1,903 or 39.6%. This decrease was due to the decrease in cost of our mattress products.

Cost of goods sold for the daily healthcare and personal care segment decreased to $11,461 for the three months ended September 30, 2020 from $29,910 for the three months ended September 30, 2019, a decrease of $18,449 or 61.7%. This decrease was due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $23,159 for the three months ended September 30, 2020 from $34,999 for the three months ended September 30, 2019, a decrease of $11,840 or 33.8%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $49,035 or 55.2% to $39,772 for the three months ended September 30, 2020, compared to $88,807 for the three months ended September 30, 2019. This decrease was mainly due to the decrease in sales. Our gross margin slightly decreased slightly from 56% for the three months ended September 30, 2019 to 51.5% for the three months ended September 30, 2020.

Gross profit for the healthcare knit goods segment increased by $2,788 or 28.6% to $12,534 for the three months ended September 30, 2020 compared to $9,746 for the three months ended September 30, 2019. The gross margins of healthcare knit goods segment increased from 67% for the three months ended September 30, 2019 to 81.2% for the three months ended September 30, 2020. This increase was mainly due to the less discounts on the healthcare knit goods to our franchisees during the third quarter of 2020.

Gross profit of daily healthcare and personal care segment decreased by $42,491 or 95.7% to $1,912 for the three months ended September 30, 2020, compared to $44,403 for the three months ended September 30, 2019. This decrease was mainly due to the decreased sales. The gross margin of daily healthcare and personal care segment decreased from 59.8% for the three months ended September 30, 2019 to 14.3% for the three months ended September 30, 2020. This decrease was mainly due to the more discounts on the daily healthcare and personal care products to our franchisees during the third quarter of 2020.

Gross profit of the wellness house and activated water machine segments decreased by $9,332 or 26.9% to $25,326 for the three months ended September 30, 2020, compared to $34,658 for the three months ended September 30, 2019. This decrease was mainly due to the decrease in gross profit from our wellness houses. The gross margin of our wellness house and activated water machine segments increased slightly from 49.8% for the three months ended September 30, 2019 to 52.2% for the three months ended September 30, 2020.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $43,045 or 15.5%, from $277,434 for the three months ended September 30, 2019 to $234,389 for the three months ended September 30, 2020. This decrease was mainly due to the decrease of salary. Operating expenses for healthcare knit goods segment increased by $22,961 or 113.7% to $43,156 for the three months ended September 30, 2020 from $20,195 for the three months ended September 30, 2019. Operating expenses for daily healthcare and personal care segment decreased by $131,658 or 89% to $16,275 for the three months ended September 30, 2020 from $147,933 for the three months ended September 30, 2019. Operating expenses for our wellness house and activated water machine segment increased by $65,652 or 60.1% to $174,958 for the three months ended September 30, 2020 from $109,306 for the three months ended September 30, 2019.

Loss from operations. As a result of the foregoing, our loss from operations was $194,617 for the three months ended September 30, 2020, compared to $188,627 for the three months ended September 30, 2019, an increase of $5,990. The increased loss was mainly due to the decrease in sales.

Income taxes. Our income tax expenses did not incur for the three months ended September 30, 2020 and 2019.

Net loss. For the three months ended September 30, 2020, our net loss was $194,694 compared to $260,262 for the three months ended September 30, 2019. The decreased loss was mainly due to decrease in other expenses.

For the Nine Months Ended September 30, 2020 Compared to September 30, 2018

Revenue. For the nine months ended September 30, 2020, revenue was $159,407 compared to $468,766 for the nine months ended September 30, 2019, a decrease of $309,359 or 66%. This decrease was mainly due to the downturn of the health care industry in China affected by COVID-19.

Revenue from healthcare knit goods segment decreased by $39,749, or 64.4% to $21,984 for the nine months ended September 30, 2020 from $61,733 for the nine months ended September 30, 2019. This decrease was mainly due to the decrease in sales of our mattress products. Our mattress products are our best-selling products and were most affected by market fluctuations.

Revenue from daily healthcare and personal care products decreased by $112,173 or 71.8% to $44,035 for the nine months ended September 30, 2020 from $156,208 for the nine months ended September 30, 2019. This was primarily due to the decrease in sales of most of our daily healthcare and personal care products affected by industry downturn affected by COVID-19.

Revenue from wellness houses and activated water machines decreased by $157,437 or 62.8% to $93,388 for the nine months ended September 30, 2020 from $250,825 for the nine months ended September 30, 2019. This decrease was mainly due to the decrease of our wellness houses.

Cost of Goods Sold. For the nine months ended September 30, 2020, cost of goods sold was $83,268 compared to $221,872 for the nine months ended September 30, 2019, a decrease of $138,604, or 62.5%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for healthcare knit goods segment decreased to $6,010 for the nine months ended September 30, 2020 from $28,307 for the nine months ended September 30, 2019, a decrease of $22,297 or 78.8%. This decrease was mainly due to the decrease in the cost of our mattress products, as a result of decrease in sales.

Cost of goods sold for the daily healthcare and personal care segment decreased to $26,925 for the nine months ended September 30, 2020 from $68,315 for the nine months ended September 30, 2019, a decrease of $41,390 or 60.6%. This decrease was mainly due to the decrease in sales.

Cost of goods sold for our wellness house and activated water machine segment decreased to $50,333 for the nine months ended September 30, 2020 from $125,250 for the nine months ended September 30, 2019, a decrease of $74,917 or 59.8%. This decrease was mainly due to the decrease in sales.

Gross profit. Our gross profit decreased by $170,755 or 69.2% to $76,139 for the nine months ended September 30, 2020, compared to $246,894 for the nine months ended September 30, 2019. This decrease was due to the decrease in sales. Our gross margin decreased slightly from 52.7% for the nine months ended September 30, 2019 to 47.8% for the nine months ended September 30, 2020.

Gross profit for the healthcare knit goods segment decreased by $17,452 or 52.2% to $15,974 for the nine months ended September 30, 2020 compared to $33,426 for the nine months ended September 30, 2019. This decrease was mainly due to the decrease in sales. The gross margins of healthcare knit goods segment increased from 54.1% for the nine months ended September 30, 2019 to 72.7% for the nine months ended September 30, 2020. It was mainly due to the less discounts on the healthcare knit goods to our franchisees during the third quarter of 2020.

Gross profit of daily healthcare and personal care segment decreased by $70,783 or 80.5% to $17,110 for the nine months ended September 30, 2020, compared to $87,893 for the nine months ended September 30, 2019. This decrease was primarily due to the decrease in sales. Our gross margin of daily healthcare and personal care segment decreased from 56.3% for the nine months ended September 30, 2019 to 38.9% for the nine months ended September 30, 2020. It was mainly due to the more discounts on the daily healthcare and personal care products to our franchisees during the third quarter of 2020.

Gross profit of the wellness house and activated water machine segments decreased by $82,520 or 65.7% to $43,055 for the nine months ended September 30, 2020, compared to $125,575 for the nine months ended September 30, 2019. This decrease was mainly due to the decrease in sales. The gross margin of our wellness house and activated water machine segments decreased slightly from 50.1% for the nine months ended September 30, 2019 to 46.1% for the nine months ended September 30, 2020.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $274,203 or 25.4%, from $1,078,377 for the nine months ended September 30, 2019 to $804,174 for the nine months ended September 30, 2020. This decrease was mainly due to the decrease of travel expenses and salary. Operating expenses for healthcare knit goods segment decreased by $31,110 or 21.9% to $110,904 for the nine months ended September 30, 2020 from $142,014 for the nine months ended September 30, 2019. Operating expenses for daily healthcare and personal care segment decreased by $137,206 or 38.2% to $222,148 for the nine months ended September 30, 2020 from $359,354 for the nine months ended September 30, 2019. Operating expenses for our wellness house and activated water machine segment decreased by $105,887 or 18.4% to $471,122 for the nine months ended September 30, 2020 from $577,009 for the nine months ended September 30, 2019.

Loss from operations. As a result of the foregoing, our loss from operations was $728,035 for the nine months ended September 30, 2020, compared to $831,483 for the nine months ended September 30, 2019, a decrease of $103,448. The decreased loss from operations was mainly due to the decrease in operating expenses.

Income taxes. Our income tax expenses did not incur for the nine months ended September 30, 2020 and 2019.

Net loss. Our net loss was $729,220 for the nine months ended September 30, 2020, compared to $904,309 for the nine months ended September 30, 2019. The decreased loss was mainly due to the decrease in operating expenses.

Franchising

We enter into franchise agreements to develop retail outlets for our products. These agreements provide that franchisees will sell our products exclusively. In exchange, we provide them with geographic exclusivity, discounted products, training, and support. The agreements also require franchisees to adhere to certain standards of product merchandising, promotion, and presentment. The agreements do not require the franchisees to purchase any minimum levels of product, but do require that they make at least one purchase during each year. The agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The Agreements are cancellable at our discretion if franchisees violate the terms of the agreements.

The following is a breakdown of revenue between franchise and non-franchise customers:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Sales to franchise customers	$63,071	$129,211	$133,456	$354,687
Sales to non-franchise customers	14,218	29,305	25,951	114,079

Total sales	$77,289	$158,516	$159,407	$468,766

Liquidity and Capital Resources

Our cash at December 31, 2019 was $99,979 and decreased to $86,236 at September 30, 2020, a decrease of $13,743. This decrease was mainly due to our deteriorated operating results. On September 30, 2020, we had negative working capital of $1,318,644, a decrease of $451,319 from $867,325 on December 31, 2019.

Our cash flow information summary is as follows:

	For the nine months ended September 30,
	2020	2019
Net cash provided by (used in)：
Operating activities	$(427,565)	$(536,344)
Investing activities	$-	$(89,219)
Financing activities	$434,818	$582,308

Net Cash Used in Operating Activities

Net cash used in operating activities was $427,565 for the nine months ended September 30, 2020, compared to $536,344 for the nine months ended September 30, 2019. This decrease was primarily due to a decrease of $175,089 in net loss.

For the nine months ended September 30, 2020, cash was mainly used to cover the loss of $729,220, which was primarily offset by an add-back of depreciation of $292,084 and amortization of $10,127.

For the nine months ended September 30, 2019, cash was mainly used to cover the loss of $904,309, which was primarily offset by an add-back of depreciation of $308,065 and amortization of $14,359.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2020, compared to $89,219 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, we expended $89,219 on purchase of an advanced production equipment and office equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2020, $434,818 of cash was provided by financing activities, compared to $582,308 for the nine months ended September 30, 2019. The cash was provided by and used to repay advances from Jinghe Zhang and Shenyang Joway.

On May 7, 2007, our operating subsidiary, Joway Shengshi entered into an agreement with Shenyang Joway pursuant to which Joway Shengshi and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. On May 10, 2007, our subsidiary, Joway Technology and Shenyang Joway entered into an agreement pursuant to which Joway Technology and Shenyang Joway agreed to provide each other with interest-free, unsecured advances for working capital. Pursuant to these agreements, Shenyang Joway advanced an aggregate of $912,645 to Joway Shengshi and Joway Technology through December 31, 2010. We repaid $0 and $118,458 of these advances for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unpaid principal balance due Shenyang Joway for advances was $0. Shenyang Joway was cancelled in 2019.

On May 10, 2007, our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreements, Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the period beginning May 17, 2007 (inception of Joway Shengshi) through June 30, 2019, Joway Shengshi received cash advances in the aggregate principal amount of $6,548,144 from Jinghe Zhang of which $4,632,811 has been repaid. For the nine months ended September 30, 2020 and 2019, the Company received $434,818 and $700,766 of these advances, respectively. As of September 30, 2020, the total unpaid principal balance due Jinghe Zhang for advances was $1,915,333.

STATUTORY RESERVES

Pursuant to the laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate a portion of their after-tax income to statutory reserves funds. The minimum statutory reserves allocation is 10% of after-tax income until the reserves reach 50% of the entities’ registered capital or members’ equity. The reserve funds are not transferable to the Company in the form of cash dividends, loans or advances. Thus, the reserve funds are not available for distribution except in liquidation. As of September 30, 2020, the Company had allocated $354,052 to statutory reserves.

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

With respect to sales of product to both franchisee and non-franchisee customers, we prepare product shipment upon the receipt of a customer’s purchase order. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. We recognize revenue when the product is shipped. We do not sell product to any customers with a right of return. Sales are presented net of value added tax (VAT).

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 16, 2020

Joway Health Industries Group Inc.

By:	/s/ Jinghe Zhang
Jinghe Zhang
President and Chief Executive Officer

By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer