Form 10-K
period 2020-12-31
Joway Health Industries Group Inc
filed 2021-08-16
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 2, Baowang Road, Baodi Economic Development Zone, Tianjin, P.R.China	301800
(Address of Principal Executive Offices)	(Zip Code)

(86) 022-22533666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small Reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit Report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed year was $385,200. Solely for purposes of this Annual Report, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

20,054,000 shares of common stock were issued and outstanding as of August 5, 2021.

JOWAY HEALTH INDUSTRIES GROUP INC.

Annual Report ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this Report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of March 31, 2021. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1. BUSINESS.

Overview

We are incorporated in the state of Nevada. Prior to the consummation of the Merger as of December 31, 2020, as more specifically described below, Joway Health Industries Group Inc. (the “Company” or “Joway Health”), through our PRC Operating Entities, were engaged in the manufacture, distribution and sales of tourmaline-related healthcare products. Our principal executive offices were located at No. 19. Baowang Road, Baodi Economic Development Zone, Tianjin City, P.R.China 301800.

As of December 31, 2020, we become a shell company as a result of the Merger described below as we no longer have any business operations.

Recent Developments

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. Beginning in Q1 2020, we made numerous process updates across our operations nationwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. We will continue to prioritize employee and customer safety and comply with evolving state and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.

Due to the COVID-19 pandemic, our PRC subsidiaries were temporarily shut down from February 1st, 2020 to March 31st, 2020. Our business was negatively impacted and generated lower revenue and net income in 2020. Revenues from our PRC subsidiaries which had been disposed on December 31, 2020 were $225,419 for the year ended December 31, 2020, a decrease of $383,755, or 63%, compared to $609,174 in the same period of last year. The decrease in revenues for the year ended December 31, 2020 was mainly due to the impact of COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Entry into a Material Definitive Agreement

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Crystal Globe. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite. Mr. Jinghe Zhang, as the President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered to pay cash consideration to the Company of $0.045 per share for the outstanding shares of the common stock of the Company (the “Merger Consideration”). At the date of the Merger Agreement, we had 20,054,000 shares of common stock outstanding.

The consummation of the Merger was subject to customary closing conditions, including, among others, (i) the Merger having not then been enjoined, made illegal or otherwise prohibited by any applicable law or any order, judgment, decree, injunction or ruling (whether temporary, preliminary or permanent) of any governmental authority (each, a “Governmental Order”) or by any proceeding then pending by a governmental authority seeking any Governmental Order; the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, subject in certain cases to a de minimis, materiality or material adverse effect (each as described in the Merger Agreement) standard; and (ii) the compliance with or performance, in all material respects, of the other party’s covenants and obligations in the Merger Agreement required to be performed at or prior to the consummation of the Merger.

The Merger Agreement contained certain termination rights for the Company and Crystal Globe if the Merger was not consummated on or before December 31, 2020.

Completion of Acquisition or Disposition of Assets

Pursuant to the terms of the Merger Agreement dated November 20, 2020, as of December 31, 2020, the Effective Time of the Merger, the 10,000 ordinary shares of common stock of Dynamic Elite issued and outstanding immediately which were held by the Company, were cancelled for $0.045 per share for the outstanding shares of the common stock of the Company as Merger Consideration.

In January 2021, the Company had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of our common stock. Since the remaining 17,408,000 shares of our common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares was offset and Crystal Globe did not receive any cash payment in connection with the Merger.

Change in Shell Company Status

As a result of the consummation of the Merger, the Company became a shell company as of December 31, 2020.

Corporate History

Joway Health Industries Group, Inc.

We were originally formed as a Texas corporation on March 21, 2003. On October 1, 2010, as a result of a transaction with Dynamic Elite (the “Share Exchange”), Dynamic Elite became our wholly-owned subsidiary and we ceased to be a shell company. Dynamic Elite was the holding company of all the equity of Tianjin Junhe Management Consulting Co., Ltd. (“Junhe Consulting”). In December 2010, the Company changed its jurisdiction of incorporation from the State of Texas to the State of Nevada and changed its name to Joway Health Industries Group, Inc. In connection with these changes, the Company adopted new Articles of Incorporation and Bylaws.

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

PRC Operating Entities

All of our business operations were conducted through our PRC Operating Entities. The chart below sets forth our corporate structure prior to the consummation of the Merger as of December 31, 2020. As of January 1, 2021, as a result of the Merger, we no longer have any subsidiaries.

Joway Shengshi

On May 17, 2007, Mr. Jinghe Zhang, Mr. Lijun Si and Mr. Baogang Song founded Tianjin Joway Textile Co., Ltd. as a limited liability company under the PRC law. On November 24, 2009, the company changed its name to Tianjin Joway Shengshi Group Co., Ltd. (“Joway Shengshi”). The registered capital of Joway Shengshi is RMB 50,000,000 and its term of operation will expire on May 16, 2022. Mr. Jinghe Zhang is the Executive Director and General Manager of Joway Shengshi. On July 1, 2010, Mr. Lijun Si transferred 4% of the equity interest in Joway Shengshi to Mr. Jinghe Zhang. As a result, Mr. Zhang owns 99% of the equity interest in Joway Shengshi and Mr. Baogang Song owns the remaining 1% of the equity interest of Joway Shengshi. As of December 31, 2020 and 2019, Joway Shengshi was the sole shareholder of Joway Technology, Joway Decoration, and Shengtang Trading.

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

Through Junhe Consulting, we effectively and substantially controlled Joway Shengshi and its three wholly owned subsidiaries Joway Technology, Shengtang Trading and Joway Decoration.

The VIE Agreements included:

●	a Consulting Services Agreement through which Junhe Consulting had the right to advise, consult, manage and operate Joway Shengshi and collected and owned all of the net profits or losses of Joway Shengshi;

●	an Operating Agreement through which Junhe Consulting had the right to recommend director candidates and appoint the senior executives of Joway Shengshi, approve any transactions that may materially affect the assets, liabilities, rights or operations of Joway Shengshi, and guarantee the contractual performance by Joway Shengshi of any agreements with third parties, in exchange for a pledge by Joway Shengshi of its accounts receivable and assets;

●	a Proxy Agreement under which the two shareholders of Joway Shengshi had vested their collective voting control over Joway Shengshi to Junhe Consulting and may only transfer their respective equity interests in Joway Shengshi to Junhe Consulting or its designee(s);

●	an Option Agreement under which the shareholders of Joway Shengshi had granted to Junhe Consulting the irrevocable right and option to acquire all of their equity interests in Joway Shengshi with a consideration equal to the capital paid in by the shareholders in the amount of RMB 50 million (approximately USD $7.52 million). As executive director of Junhe Consulting, Mr. Jinghe Zhang had the power to exercise the option in his sole discretion; and

●	an Equity Pledge Agreement under which the owners of Joway Shengshi had pledged all of their rights, titles and interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement.

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

Joway Shengshi was subject to a number of covenants typical for this type of transaction, including the obligation to provide monthly, quarterly and Annual Reports, and other information requested by Junhe Consulting. In addition, Joway Shengshi was subject to a number of negative covenants, including the agreement that it should not (i) issue, purchase or redeem any equity or debt, or equity or debt securities; (ii) create, incur, assume or suffer to exist any liens upon any of its property or assets (except certain enumerated liens); (iii) wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or sale of all or substantially all of its assets; (iv) declare or pay any dividends; (v) incur, assume or suffer to exist any indebtedness, (other than certain enumerated exceptions); (vi) lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except receivables in the ordinary course of business; (vii) enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any of its affiliates or related parties, other than on terms and conditions substantially as favorable to Joway Shengshi as would be obtainable in a comparable arm’s-length transaction; (viii) make any expenditure for fixed or capital assets (including, without limitation, expenditures for maintenance and repairs which are capitalized in accordance with generally accepted accounting principles in the PRC and capitalized lease obligations) during any quarterly period which exceeds the aggregate the amount contained in the budget; (ix) amend or modify or change its Articles of Association or business license, or any agreement entered into by it, with respect to its capital stock, or enter into any new agreement with respect to its capital stock; or (x) engage (directly or indirectly) in any business other than those types of business prescribed within the business scope of its business license.

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

Equity Pledge Agreement

Under the Equity Pledge Agreement, the Shareholders pledged all of their right, title and interest in their equity interests in Joway Shengshi to Junhe Consulting to guarantee Joway Shengshi’s performance of its obligations under the Consulting Services Agreement. The pledge expired two (2) years after the satisfaction by Joway Shengshi of all of its obligations under the Consulting Services Agreement. During the term of the Equity Pledge Agreement, Junhe Consulting was entitled to vote, control, sell, or dispose of the Pledged Collateral in the event the Company did not perform its obligations under the Consulting Services Agreement. In addition, Junhe Consulting was entitled to collect any and all dividends declared or paid in connection with the Pledged Collateral.

Through these contractual arrangements, we had the ability to substantially influence the daily operations and financial affairs of Joway Shengshi and to receive, through our subsidiaries, all of its profits. As a result, we were considered the primary beneficiary of Joway Shengshi and its operations, and Joway Shengshi and its subsidiaries were deemed to be our variable interest entities. Accordingly, we were able to consolidate into our financial statements the results, assets and liabilities of Joway Shengshi and its subsidiaries.

Call Option Agreement

As part of the reorganization of Joway Shengshi, Mr. Liu and the shareholders of Joway Shengshi entered into a Call Option Agreement, pursuant to which the shareholders of Joway Shengshi had the right to purchase up to 100% of the shares of Crystal Globe at an aggregate price equal of $20,000 over the next three years. In addition, the Option Agreement also provides that Mr. Liu should not dispose any of the shares of Crystal Globe without consent of Mr. Jinghe Zhang and Mr. Baogang Song. Upon the consummation of the Share Exchange Transaction, Crystal Globe became the principal shareholder of Joway Health (f/k/a G2 Ventures, Inc.) and Mr. Zhang and Mr. Song became indirect beneficial owners of the shares in Joway Health held by Crystal Globe pursuant to this Call Option Agreement.

On November 13, 2016, Mr. Jinghe Zhang exercised his Call Option as to 99% of the shares of Crystal Globe and Mr. Baogang Song exercised his Call Option as to 1% of the shares of Crystal Globe. As a result of exercising his Call Option, Mr. Zhang became the controlling shareholder of Crystal Globe and in turn, the controlling shareholder of the Company. On November 20, 2016, Mr. Song transferred his 1% of the shares of Crystal Globe to Mr. Zhang. Mr. Zhang thus controlled 17,408,000 shares, or 86.81%, of the issued and outstanding shares of the Company’s common stock.

As a result of the Merger, we become a shell company on December 31, 2020 and no longer have any subsidiaries.

Business Description

Prior to the consummation of the Merger, we, through our PRC Operating Entities, were engaged in the manufacture and sales of tourmaline-related healthcare products, and had a total of 21 full time employees.

As a result of the consummation of the Merger on December 31, 2020, we became a shell company and as of the date of this Annual Report, we have no full time employees. Starting from January 1, 2021, we have no longer any business operations.

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

We purchased liquid tourmaline from domestic Chinese companies which, in turn, imported it from South Korea. Liquid tourmaline is readily available and its price has remained relatively stable. We had not experienced any shortage in tourmaline but as a precaution, we closely monitored its price and have several back-up suppliers until we become a shell company.

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

Manufacturing Process

Prior to the consummation of the Merger, we had two manufacturing processes.

One manufacturing process consisted of applying or infusing raw textiles with liquid or granular tourmaline and then producing products from these tourmaline-infused textiles. This process was used to produce Male and Female Underpants, Tourmaline Scarves and Tourmaline Pillowcases.

Our second manufacturing process consisted of applying or infusing already finished products with liquid or granular tourmaline. We purchased finished products, such as clothing, bedding, and mattresses and then, using one or more of the techniques described below, coat and/or infuse the products with liquid or granular tourmaline.

We coated or infused liquid or granular tourmaline into our products using one or more of the following methods:

The Spray Method

We used special high-pressure nozzles to spray liquid tourmaline onto the surface of the product. Through this process, the tourmaline particles were attached onto the surface of the product. We then used a high-temperature ironing machine to embed the tourmaline particles into the fibers of the product. This method is generally used in the manufacture of large pieces of textile products, such as mattresses.

The Dip Method

We completely immersed fabrics into liquid tourmaline and then stirred the fabrics in the liquid tourmaline to ensure the tourmaline particles attach to the surface of the fabrics. Finally, we embedded the tourmaline particles into the fibers by applying heat with our special high-temperature ironing machine. This method is used in the manufacture of smaller products, such as underwear, scarves, and shirts.

The Filling Method

We filled the products with tourmaline particles. This method is generally used to make activated water machines and other water treatment products.

The three methods mentioned above were keys to our manufacturing process. We protected our manufacturing methods via confidentiality agreements entered into between us and our employees. Pursuant to the confidentiality agreement, the employees were prohibited from unlawfully revealing and using our confidential technology during his/her term of employment and ten years after the termination of employment.

Our Products and Services

Prior to the consummation of the Merger as of December 31, 2020, we were primarily in the manufacture of the following three series of tourmaline-related healthcare products:

1.	Healthcare Knit Goods Series

For the fiscal years ended December 31, 2020 and 2019, reported as part of loss from operations of our discontinued component, our healthcare knit goods series of products accounted for approximately 15.5% and 11.3% of our annual sales revenue, respectively. This series of products was comprised of tourmaline treated mattresses, bed linen, underwear, and shirts. We used either the spray or dip method to embed tourmaline particles into the fabric of this series of products.

Set forth below is a list of our major healthcare knit goods products, the trademarks or marks under which they were marketed and the manufacturing method employed prior to the consummation of the Merger as of December 31, 2020:

No.	Products	Trademark/Mark	Manufacturing Method
1	Golden Mattress		Spray Method
2	Tourmaline Mattress		Spray Method
3	Tourmaline Underwear		Dip Method
4	Tourmaline Bed Linens		Spray Method
5	Tourmaline Pillow		Spray Method

2.	Daily Healthcare and Personal Care Series

For the fiscal years ended December 31, 2020 and 2019, reported as part of loss from operations of our discontinued component, our daily healthcare and personal care series of products accounted for approximately 27.9% and 34.7% of our annual sales revenue, respectively. This series was comprised of tourmaline-treated waist protectors, knee protectors, scarves, and shampoo and soap products. We used all three production methods to embed tourmaline particles into these products. We believe these tourmaline-treated daily healthcare products and personal care products produce FIRs and negative ions which have perceived health benefits. This series was also comprised of four edible products without tourmaline treatment, including Xin-Nao-Ling Fish Oil Soft Gel, Zhi-Li-Bao Fish Oil Soft Gel, Glucosamine Chondroitin Sulfate & Calcium Capsule and Vegetable and Fruit Enzyme Juice, which are subject to CFDA regulation.

Set forth below is a list of our major products in the daily healthcare and personal care series, the trademarks or marks under which they were marketed and the manufacturing method employed prior to the consummation of the Merger as of December 31, 2020:

No.	Products	Trademark/Mark	Manufacture Method
1	Tourmaline Waist Protector		Spray Method
2	Tourmaline Scarves		Dip Method
3	Tourmaline Shampoo		Filling Method
4	Tourmaline Soap		Filling Method
5	Tourmaline Toothpaste		Filling Method
6	Xin-Nao-Ling Fish Oil Soft Gel		N/A
7	Zhi-Li-Bao Fish Oil Soft Gel		N/A

3.	Wellness House and Activated Water Machine

For the years ended December 31, 2020 and 2019, reported as part of loss from operations of our discontinued component, our wellness house and activated water machine series of products accounted for approximately 56.7% and 54.0% of our annual sales revenue, respectively. This series of products was comprised mainly of tourmaline wellness houses, foot sauna bucket, tourmaline activated water machines and drinking mugs. Our tourmaline wellness house resembled a regular sauna room in which users experienced heat sessions. However, the inner layer of our wellness house were coated with tourmaline, which emits FIRs and negative ions when heated. Tourmaline is perceived to have certain health benefits. We supplied two types of wellness houses: one for family use, which was designed to be installed in the corner of a room and can contain three people; the other was customized and constructed on site for commercial bathrooms or spas according to their specifications. Our tourmaline activated water machines and drinking mugs were infused tourmaline particles into filters. Our Foot Sauna Bucket was filled with tourmaline particles on the bottom.

Set forth below is a list of our major products in the wellness house and activated water machine series, the trademarks or marks under which they were marketed and the manufacturing method employed prior to the consummation of the Merger as of December 31, 2020:

No.	Products	Trademark/Mark	Manufacturing Method
1	Wellness House for family use		Spray Method

2	Tourmaline Water Mug		Filling Method
3	Tap Water Purifier		Filling Method
4	Foot Sauna Bucket		Filling Method

Return Policy

It was our normal commercial practice to only allow the return of goods that did not conform to the customer’s order due to some occasional error in packaging or shipment. The return should be requested within seven days of purchase. Customers may also request a free repair of defective products within 15 days of purchase. For products purchased more than 15 days previously, we charged a service fee of 110% of the cost of repaired or replaced parts. For the years ended December 31, 2020 and 2019, we did not have sales return occurred.

Services: Wellness House Maintenance

Our wellness house products generally carry a one-year warranty. When the warranty expires, we provide our customers the option to engage us to service and maintain their wellness houses for a fee equal to 200% of the cost of the repaired or replaced parts.

For the years ended December 31, 2020 and 2019, the maintenance fees were $2,052 and $27,119, respectively, accounting for approximately 9% and 23% of sauna sales revenue, respectively.

Manufacturing Facilities

Prior to the consummation of the Merger as of December 31, 2020, our manufacturing facilities were located in Baodi District, Tianjin City, PRC, and occupied an area of approximately 2,500 square meters. We had 1 employee engaged in manufacturing as of December 31, 2020.

After the consummation of the Merger as of December 31, 2020, we no longer had manufacturing facilities and any employees for the manufacturing facilities.

Customers and Suppliers

Customers

Below is a list of our top three customers for the years 2020 and 2019, respectively, prior to the consummation of the Merger as of December 31, 2020.

Top Three Customers in 2020

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Xu Xiangyun Store	¥144,227	$20,910	Foot Sauna Bucket, Wellness House，Mobile Health Care Kit, etc.	9.3%
2	Miao Li Store	¥135,424	$19,633	Tap Water Purifier Tourmaline Mattress, Wellness House, etc.	8.7%
3	Wang Xiaojun Store	¥103,804	$15,049	Wellness House，Foot Sauna Bucket, Tap Water Purifier, etc.	6.7%

Top Three Customers in 2019

No.	Name	Amount (RMB)	Amount (US$)	Products Sold	Percentage of Sales
1	Tianjin Baicheng Yitong Technology Co., Ltd.	¥643,938	$93,345	Xin-Nao-Ling Fish Oil Soft Gel, Tourmaline Mask, Sanitary Napkins, etc.	15.3%
2	Miao Li Store	¥587,515	$85,166	Foot Sauna Bucket, Tourmaline Mattress, Tap Water Purifier, etc.	14.0%
3	Xu Xiangyun Store	¥556,624	$80,688	Wellness House, Foot Sauna Bucket, Tap Water Purifier, etc.	13.2%

Our main customers were franchisees that were authorized to sell our products exclusively. In 2020, we did not have any customer accounted for more than 10% of our annual sales revenue and in 2019, we had three customers accounted for more than 10% of our annual sales revenue.

Suppliers

Below is a list of our top three suppliers in 2020 and 2019, respectively, prior to the consummation of the Merger as of December 31, 2020.

Top Three Suppliers in 2020

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Xuzhou Hailansauna Equipment Co., Ltd	¥333,983	$48,420	Foot Sauna Bucket、Wellness House	28.1%
2	Penglai Huakang Health Products Co. Ltd.	¥103,982	$15,075	Xin-Nao-Ling Fish Oil Soft Gel and Zhi-Li-Bao Fish Oil Soft Gel	8.8%
3	Zhejiang Taikang Biotechnology Co. Ltd	¥95,346	$13,823	Mattress	8.0%

Top Three Suppliers in 2019

No.	Name	Amount (RMB)	Amount (US$)	Product Purchased	Percentage of Purchase
1	Xuchang Baichang Nanotechnology Co., Ltd.	¥695,000	$100,747	Terahertz equipment	18.5%
2	Jiangmen Sangjian Sauna Equipment Co., Ltd.	¥265,000	$38,414	Foot Sauna Bucket	7.0%
3	Cosmaker (Tianjin) Biotechnology Co., Ltd.	¥174,250	$25,259	Tourmaline Mask and Skincare Series	4.6%

In 2020 and 2019, we had one supplier accounted for 28.1% and 18.5% of our annual raw materials purchases, respectively. We do not have long term contracts with any of our suppliers since the raw materials we use are readily available on the market at generally stable prices.

Franchise Stores

Prior to the consummation of the Merger as of December 31, 2020, approximately 88% and 78% of our annual sales in 2020 and 2019, respectively, were made to our franchisees.

As of December 31, 2020, there were approximately 49 franchise stores across the PRC that were authorized to sell our products exclusively. Set forth below is a geographical breakdown of the franchise stores:

Region	Number of Franchise Stores
Northeastern China (Liaoning, Jilin, Heilongjiang)	2
Northern China (Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia)	38
Central China (Henan, Hubei, Hunan, Jiangxi)	8
Southwestern China (Chongqing, Sichuan, Guizhou, Yunnan, Tibet)	1
Total	49

We used multiple criteria to select our franchisees, including financial condition, sales network, sales personnel, and facilities.

We typically entered into a standard franchising agreement with the applicant. Pursuant to the agreement, the franchisee was authorized to sell our products exclusively at a predetermined retail price. In exchange, we provided them with products at a discounted price, geographical exclusivity, and marketing, training and technological support. The franchisee was also required to adhere to certain standards of product merchandising, promotion and presentment. No initial franchise fees were required from the franchisee, nor was the franchisee required to pay any continuing royalties. The agreement was generally for a term of three years and was renewable on the mutual agreement of both parties.

After the consummation of the Merger as of December 31, 2020, we have no franchise stores across the PRC.

Marketing and Sales

Prior to the consummation of the Merger as of December 31, 2020, our primary marketing strategies were directed towards both our franchisees and end users, and the marketing efforts of our franchisees were directed towards end users. We assisted franchisees on monthly product introduction seminars, which were open to both our franchisees and to the general public.

The franchise stores were responsible for the cost of organizing the monthly product introduction seminars and meetings and we were responsible for the travel expenses of our employees who attended these meetings and seminars to explain and promote our various product lines. There were on average 3 such seminars and meetings each month nationwide in 2019. Generally, we chose the venue for the product seminars and meetings based on market prospects, sales volume and the extent of meeting preparation. During the year ended December 31, 2020, we did not hold a product seminar and meeting due to the COVID-19.

Below is a breakdown of our marketing expenses in the fiscal years 2020 and 2019.

	2019		2020
Expenses	RMB	US$	RMB	US$
Promotion	¥19,396	$2,812	¥6,810	$987
Printing	2,313	335	-	-
Travelling	289,640	41,986	35,737	5,181
Salaries	655,443	95,012	163,496	23,703
Total	¥966,792	$140,145	¥206,043	$29,871

After the consummation of the Merger as of December 31, 2020, we no longer have a marketing and sales budget for sales personnel, and the remainder for travel, training and other expenses of our sales and marketing department.

Seasonality

Because our products were for daily use, seasonal variations do not have meaningful impact on the market demand for our products.

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

Our Competitors

Our major competitors in the PRC were as follows prior to the consummation of the Merger, effective as of December 31, 2020:

●	Hanya Nano Technology Co., Ltd. operates in Changsha, Hunan province, PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

●	Harbin Handu Tourmaline Nano Technology Development Co., Ltd. operates in PRC. They mainly focus on manufacturing tourmaline sauna rooms and tourmaline health products.

Our Competitive Advantages

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position:

●	Brand Advantage: We are one of the first companies to manufacture, distribute and sell tourmaline health-related products in the PRC and we believe that our trademark, “Joway”, is the most established and well-known brand in the market.

●	Technology Advantage: We possess several patents for tourmaline health-related products. We also invest a significant amount of time and expense in new product research and development. In 2016, we applied for a new patent on tourmaline after researching with Tianjin University of Technology. In addition, we have 3 types of products put on record of the Class 1 Medical devices in Tianjin Market and Quality Supervision and Administration Commission which lay a foundation of making health care products listed in Tianjin catalogue of medical system.

●	Product Diversification Advantage: Most of our competitors concentrate on the one of the tourmaline segments. On the contrary, our products cover diversified tourmaline related catalogue such as tourmaline daily health-related products, water treatment products and tourmaline home accessories.

●	Sales Channels Advantage: As of December 31, 2020, we had approximately 49 franchise stores in most of the big cities in the PRC and we continue to expand our franchise network. We believe our extensive franchisee network will assure that our sales continue to grow.

●	Talent Advantage: We have recruited additional employees in the fields of marketing, franchise and training, who have several years of relevant experience in their previous careers. We plan to focus the efforts of these individuals to enhance our marketing and sales.

●	Public Relation Advantage: We enjoy the benefits of a membership at China Health Care Association and China Home Textile Association. For example, as a member, we are entitled to obtain the fist-hand technology related to tourmaline and apply such technology to our business when necessary.

Business Strategy

As a result of the consummation of the Merger on December 31, 2020, we became a shell company.

As of the date of this Annual Report, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities. We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

Research and Development

Prior to the consummation of the Merger, our research and development focused on developing new products in the daily health-related, tourmaline products, including tourmaline undergarment, tourmaline scarf and shawl, wellness room for family use. Prior to the consummation of the Merger as of December 31, 2020, we had no employee engaged in research and development activities.

During 2020 and 2019, we spent $405 (RMB 2,793) and $33,048 (RMB 227,984), respectively, on research and development activities which were reported as part of our discontinued operations in our financial statements. The following is a breakdown of our research and development expenses for 2020 and 2019.

	2019		2020
Item	RMB	US$	RMB	US$
Equipment	¥6,690	$970	¥-	$-
Samples	130,619	18,934	121	18
Travel Expense	5,038	730	-	-
Salary	60,902	8,828	-	-
Inspection Fee	24,735	3,586	2,672	387
Total	¥227,984	$33,048	¥2,793	$405

After the consummation of the Merger as of December 31, 2020, we no longer have any employees engaged in research and development activities.

Intellectual Property

Prior to the consummation of the Merger, we regard our trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

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

Set forth below is a detailed description of the trademarks we used in our business prior to the Merger.

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

			December 28, 2013	December 27, 2023	Tianjin Joway Shengshi Group Co., Ltd

	11232054	Class 33: Alcoholic beverages. Fruit extracts [alcoholic], aperitifs, distilled beverages, cider, digesters [liqueurs and spirits], wine, clear wine, alcoholic beverages [except beer] and sake.	December 14, 2013	December 13, 2023	Tianjin Joway Shengshi Group Co., Ltd.

	11203446	Class 5: Pharmaceuticals. Glue ball, Reducing tea, air purifying preparations, mosquito-repellent incense, sanitary pads, sanitary towels, antisepsis paper and babies’ diapers.	December 7, 2013	December 6, 2023	Tianjin Joway Shengshi Group Co., Ltd.

Mark	Registration /Application No.	Class	Effective Date	Expiration Date	Owner/Applicant

16579737

Class 3: Cosmetics and Cleaning Preparations.

Bleaching preparations and other substances for laundry use; cleaning, polishing, scouring and abrasive preparations; soaps; perfumery, essential oils, cosmetics, hair lotions; dentifrices.

			June 7, 2016	June 6, 2026	TianjinJoway Shengshi Group Co., Ltd.

	16579738	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	June 7, 2016	June 6, 2026	Tianjin Joway Shengshi Group Co., Ltd.

	16966456	Class 3: Cosmetics and Cleaning Preparations. Cleansing lotion, cleanser, facial mask, cosmetics, complexion cream, wrinkle cream.	July 21, 2016	July 20, 2026	Tianjin Joway Shengshi Group Co., Ltd.

The patents that we used during the year ended December 31, 2020 are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use the following two patents for free from the effective date to the expiration date of each patent.

No.	Product	Type	Patent No.	Application Date	Effective Date	Term	Owner & Inventor
1	Water Purifier	Utility Model	ZL201620164704.7	March 3, 2016	July 6, 2016	Ten years	Jinghe Zhang
2	Tourmaline Wellness House	Utility Model	ZL201620839876.X	August 3, 2016	April 26, 2017	Ten years	Jinghe Zhang

Insurance

We do not carry property insurance on our buildings, facilities, and major operating assets, but on our vehicles, and we do not have any business interruption insurance due to the limited availability of this type of coverage in the PRC. During 2020 and 2019, we had no product liability claims.

Employees

Prior to the consummation of the Merger as of December 31, 2020, we had a total of 21 full time employees. After the consummation of the Merger, we have no full time employees.

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

Government Regulations and Compliance with Applicable Laws

Below is a list of agencies which may have jurisdiction over our business prior to the consummation of the Merger as of December 31, 2020:

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

We acted as a distributor for four edible products including Xin-Nao-Ling Fish Oil Soft Gel, Zhi-Li-Bao Fish Oil Soft Gel, Glucosamine Chondroitin Sulfate& Calcium Capsule and Vegetable and Fruit Enzyme Juice, which are subject to CFDA regulation. These products were manufactured by Penglai Huakang Healthcare Industries, Ltd., Wuhan Senlan Biotechnology Co., Ltd. and Weihai Biohigh Biotechnology Co., Ltd., which had obtained the necessary manufacturing licenses and certifications from the CFDA.

Environmental Regulations

Prior to the consummation of the Merger as of December 31, 2020, the major environmental regulations applicable to us included the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

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

During the year ended December 31, 2020, we did not incur any significant costs in connection with complying with PRC national or local environmental laws.

Item 1A. RISK FACTORS.

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS. NONETHELESS, WE ARE VOLUNTARILY PROVIDING RISK FACTORS HEREIN. THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

Because we are currently considered a “shell company” within the meaning of Rule 12b-2 under the Exchange Act, the ability of holders of our common stock to re-sell their shares may be limited by applicable regulations.

We are currently considered a “shell company” within the meaning of Rule 12b-2 under the Exchange Act and Rule 405 of the Securities Act of 1933, as a result of the consummation of the Merger on December 31, 2020.  Accordingly, the ability of holders of our common stock to re-sell their shares may be limited by applicable regulations. Specifically, shares of common stock which are considered “restricted securities” may not be sold except through a qualified registration statement under the Securities Act, pursuant to Section 4(1) of the Securities Act, or by meeting the conditions of Rule 144(i) under the Securities Act.

We have a history of losses, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had an accumulated deficit of approximately $7.2 million and a working capital deficit of approximately $0.7 million. In addition, reported as part of loss from operations of discontinued component, our revenues decreased by $383,755 to $225,419 in 2020 compared with 2019, mainly due to the slowdown in the growth of the health product industry in China. Our cash as of December 31, 2020, was $0.

On December 31, 2020, we became a shell company. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of customers’ expectations and demands, the level of competition and general economic conditions.

We are a shell company and may never be able to effectuate our business plan.

As a result of the Merger, the Company ceased operations and is now seeking a business combination with a private entity whose business would present an opportunity for its shareholders. We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a shell company with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next twelve (12) months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our sole officer and director anticipates devoting limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our sole officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

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

We currently reside solely in the PRC. As a result, our subsidiaries in the PRC are regarded as FIEs under PRC law and we are subject to PRC law limitations on foreign ownership of PRC companies. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our healthcare products distribution and production businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES.

Prior to the consummation of the Merger on December 31, 2020, our main offices and manufacturing facilities were located in Baodi District, Tianjin City, PRC. We were issued a Land Use Right Certificate by the People’s Government of Tianjin City with an expiration date of October 10, 2057, and received a Property Ownership Certificate for approximately 27,500 square meters of land and constructed nine buildings thereon in Baodi District, Tianjin City, PRC. Among the nine buildings, four buildings were used for production, two for employee and franchisee training, one for employee accommodation, one for storage, and one for parking.

After the consummation of the Merger, we own no properties.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares. Our Common Stock has been trading on the Over-the-Counter (“OTC”) Markets OTCQB under the symbol “GTVI” since September 11, 2009. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities, and may not necessarily represent actual transactions.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders of Our Common Stock

As of December 31, 2020, we had 430 shareholders of record of our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

In January 2021, the Company distributed an aggregate amount of $119,070 at the price of $0.045 per share to all its shareholders other than Crystal Globe, which represents 2,646,000 shares of our common stock. Said amount represented the Merger Consideration paid to the Company in connection with the Merger described in “Item 1. Entry into a Material Definitive Agreement” above. Since the remaining 17,408,000 shares of our common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

Except for above, we have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to any person.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

In 2020 and 2019, we have not granted any securities authorized for issuance under equity compensation plans.

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

Overview

General

We are incorporated in the state of Nevada. Prior to the consummation of the Merger as of December 31, 2020, we, through our PRC Operating Entities, were engaged in the manufacture, distribution and sales of tourmaline-related healthcare products, including knit goods, daily healthcare and personal care products, and wellness house and activated water machine products, that were coated, embedded or filled with tourmaline. Most of our products, such as clothing, bedding, and mattresses are purchased as finished products which we then coated and/or infused with liquid or granular tourmaline using one or more of our manufacturing techniques. We conducted all of our operations in Tianjin City, China and distributed most of our products to 49 franchisees in China as of December 31, 2020. Our franchisees, in turn, sell the products to their customers. All of our revenues as of December 31, 2020 have been generated by sales to customers located in the PRC and reported as part of loss from operations of discontinued component.

Beginning in 2009, we developed a franchise network to distribute our healthcare knit goods, daily healthcare products and personal care products. Through these franchisees, we were able to significantly increase sales of our healthcare knit goods segment and daily healthcare and personal care segment. In 2010, we began distributing our wellness house and activated water machine products through our franchise network. As of December 31, 2020, we had 49 franchisees compared to 82 as of December 31, 2019. However, after the consummation of the Merger, we became a shell company as of December 31, 2020 and maintained no franchisee after then.

We are a holding company with no material operations of our own. Prior to the consummation of the Merger as of December 31, 2020, all of our operations were conducted through Joway Shengshi and its three subsidiaries, Joway Technology, Joway Decoration and Shengtang Trading. Joway Shengshi engaged in the manufacture and distribution of tourmaline health-related products such as knit goods, and daily healthcare and personal care products. Joway Technology and Joway Decoration engaged in the manufacture and distribution of activated water machines and wellness houses. We utilized our Shengtang Trading subsidiary to purchase raw materials, which were then sold to Joway Shengshi and Joway Decoration.

As a holding company, our ability to pay dividends and other cash distributions to our shareholders prior to the consummation of the Merger depended in part upon dividends and other distributions paid to us by our PRC subsidiaries. The amount of dividends paid by our PRC subsidiaries to us primarily depended on the service fees paid to our PRC subsidiaries from Joway Shengshi and its subsidiaries, and, to a lesser degree, our PRC subsidiaries’ retained earnings. Conducting our operations through contractual arrangements with Joway Shengshi and its subsidiaries had a risk that we may lose the power to direct the activities that most significantly affect the economic performance of Joway Shengshi and its subsidiaries, which may result in our being unable to consolidate their financial results with our results and may impair our access to their cash flow from operations and thereby reduce our liquidity.

On November 20, 2020, Joway Health entered into a Merger Agreement with Dynamic Elite, Crystal Globe and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Crystal Globe. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

Pursuant to the terms of the Merger Agreement dated November 20, 2020, as of December 31, 2020, the Effective Time of the Merger, the 10,000 ordinary shares of common stock of Dynamic Elite issued and outstanding immediately which were held by the Company, were cancelled. In accordance with the Merger Agreement, Crystal Globe has offered to pay cash consideration of $0.045 per share for the outstanding shares of the common stock of the Company as Merger Consideration. As of November 20, 2020, the Company had 20,054,000 shares of common stock outstanding.

The Company is obligated to distribute the Merger Consideration to its shareholders in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company In January 2021, the Company distributed an aggregate amount of $119,070 at $0.045 per share to its shareholders other than Crystal Globe, which represents 2,646,000 shares of our common stock. Said amount represented the Merger Consideration paid to the Company in connection with the Merger. Since the remaining 17,408,000 shares of our common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

As a result of the consummation of the Merger, we became a shell company as of December 31, 2020.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, we incurred net losses of $2.3 million and $1.2 million, respectively. In addition, we reported cash out flow of $0.2 million and $0.1 million from our continuing operating activities for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $7.2 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

The continuation of our company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due, and (2) that it will be able to implement its business plan to expand our company’s operations and generate sufficient revenues to meet its obligations.

These conditions raise substantial doubt about our company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for our company to continue as a going concern.

Important Factors Affecting our Results of Operations and Existing Trends

Price of Raw Materials

Prior to the consummation of the Merger as of December 31, 2020, tourmaline powder and textiles are the most important raw materials used in the production of our products. The price of tourmaline powder remained stable in 2020. The average price of textiles that we purchased and the average sales prices of our products were stable in fiscal year 2020 and 2019.

Growth of the Chinese economy

Prior to the consummation of the Merger, we operated our manufacturing facilities in China and derived all of our revenues from sales to customers in China. As such, economic conditions in China affected virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to the National Bureau of Statistics, China’s gross domestic product in 2020 declined to 2.3% compared with 6.1% in 2019.

Costs of being a public company

We expect that compliance with our obligations as a U.S. public company will require significant management time and significantly increase our general and administrative expenses, including insurance, legal and financial compliance costs.

Foreign currency translation

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiaries prior to the consummation of the Merger is in RMB. Our results of operations are translated at average exchange rates during the relevant financial Reporting periods, assets and liabilities are translated at the unified exchange rate at the end of these periods and equity is translated at historical exchange rates. Adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Description of Selected Income Statement Items

Operating expenses. Our total operating expenses consist of audit fee, attorney fee and general and administrative expenses. General and administrative expenses consist primarily of employee remuneration from directors and general office expenses.

Other loss. Our other loss consists primarily of other loss from bank service fee.

Income taxes. The Company was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada Annual Reporting requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2020	2019
OPERATING EXPENSES	$222,607	$118,446
LOSS FROM OPERATIONS	(222,607)	(118,446)
OTHER LOSS, NET	(252)	(137)
LOSS BEFORE INCOME TAXES	(222,859)	(118,583)
INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(222,859)	$(118,583)

Year Ended December 31, 2020 Compared to December 31, 2019

Operating expenses.  For the year ended December 31, 2020, our total operating expenses was $222,607, increased by $104,161, or 87.9%, from $118,446 for the year ended December 31, 2019. This increase was mainly due to the increase of attorney fee, as a result of the Merger.

Loss from operations. As a result of the foregoing, our loss from operations was $222,607 for the year ended December 31, 2020, compared to $118,446 for the year ended December 31, 2019. This was mainly due to the increase in operating expenses.

Income taxes. Our income tax expenses did not incur for the years ended December 31, 2020 and 2019.

Net loss from continuing operations. For the year ended December 31, 2020, our net loss was $222,859 compared to $118,583 for the year ended December 31, 2019. The increased loss was primarily due to the increased operating expenses.

Operating loss from discontinued operations. As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs during the years ended December 31, 2020 and 2019 were reported as part of loss from operations of our discontinued component.

For the year ended December 31, 2020, revenue from our discontinued operations was $225,419 compared to $609,174 for the year ended December 31, 2019, a decrease of $383,755, or 63%. This decrease was mainly due to the downturn of the health care industry in China.

For the year ended December 31, 2020, cost of goods sold from our discontinued operations was $117,632 compared to $295,705 for the year ended December 31, 2019, a decrease of $178,073, or 60.2%. This decrease was mainly due to the decrease in sales.

Liquidity and Capital Resources

We do not have cash at the beginning and the end of the year ended December 31, 2020.

Our cash flow information summary is as follows:

	For the year ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(564,761)	$(772,117)
Investing activities	$(79,446)	$(89,472)
Financing activities	$607,077	$836,529

Net Cash Used in Operating Activities

Net cash used in operating activities was $564,761 for the year ended December 31, 2020, which included cash used in the discontinued operations of $382,246, compared to $772,117 for the year ended December 31, 2019, which included cash used in the discontinued operations of $664,534. This was mainly due to an increase of $104,276 in net loss from our continuing operations.

For the year of 2020, cash was mainly used to cover the loss from continuing operations of $222,859.

For the year of 2019, cash was mainly used to cover the loss from continuing operations of $118,583.

Net Cash Used in Investing Activities

Net cash used in investing activities was $79,446 for the year ended December 31, 2020, compared to $89,472 for the year ended December 31, 2019. No cash provided by (used in) our continuing operations for the years ended December 31, 2020 and 2019. The net cash out flow from our investing activities in 2020 and 2019 was from our discontinued operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $607,077 for the year ended December 31, 2020, which included cash provided by the discontinued operations of $424,562, compared to $836,529 for the year ended December 31, 2019, which included cash provided by the discontinued operations of $728,946.

Since the Company has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. During the years of 2020 and 2019, we received $158,930 and $55,625, respectively, of these advances. As of December 31, 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $233,693.

Joway Shengshi, a company of the discontinued operations, was owned 99% of the equity interest by Mr. Jinghe Zhang. During the years of 2020 and 2019, we received $23,585 and $51,958 of advances from Joway Shengshi, respectively. As of December 31, 2020, the total unpaid principal balance due to Joway Shengshi for advances was $459,853.

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

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, we incurred net losses of $2.3 million and $1.2 million, respectively. In addition, we reported cash out flow of $0.2 million and $0.1 million from our continuing operating activities for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $7.2 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

The continuation of our company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due, and (2) that it will be able to implement its business plan to expand our company’s operations and generate sufficient revenues to meet its obligations.

These conditions raise substantial doubt about our company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for our company to continue as a going concern.

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

Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting all of the Company’s subsidiaries and VIEs as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Basis of Consolidation

For the periods prior to the sale of Dynamic Elite, its subsidiaries, and controlled VIEs, the Company consolidated financial statements include Dynamic Elite, its wholly owned subsidiaries, and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations. The reporting currency of our company is the United States Dollar (“US$”). Our subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

Prior to the Merger Agreement, with respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Income Taxes

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

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

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company’s financial statements and footnote disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2020 and 2019 are appended to this Annual Report beginning on page F-1.

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

Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial Reporting as of December 31, 2020. Management’s assessment of internal control over financial Reporting was conducted using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial Reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial Reporting were not effective as of December 31, 2020.

The specific material weakness identified by the Company’s management as of December 31, 2020 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial Reporting that occurred for the year ended December 31, 2020, that have materially affected, or are reasonably like to materially affect, our internal controls over financial Reporting.

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

The following table sets forth certain information concerning our current directors:

Name	Age	Position	Director Since
Jinghe Zhang	55	President, Chief Executive Officer, Chairman and Director	2010
Jun Pang	49	Independent Director	2018
Haibo Fan	48	Independent Director	2018

The following is a summary of the biographical information of our directors:

JINGHE ZHANG, age 55, is the founder of Tianjin Joway Shengshi. Mr. Zhang has extensive experience in business management and product marketing. He has served as Chairman of the Board and CEO for Joway Shengshi since its incorporation in 2007. Since January 2005 he has served as the Chairman and general manager for Shenyang Joway. From May 2003 to December 2004, he served as Chairman and general manager of Shenyang Dazhou Healthcare Products Co., Ltd. He headed the marketing department of Tianjin Tianshi Biological Engineering Co., Ltd. from July 2000 to May 2003. From July 1988 to July 2000, he was employed as sales manager by Tianjin Hardware Procurement & Supply Station. Mr. Zhang received his bachelor degree in economics from Tianjin University of Finance and Economics in July 1988.

Jun Pang, age 49, was appointed to the Company’s Board of Directors on November 27, 2018. Mr. Pang has been the Purchasing and Logistics Manager for Evonik Specialty Chemicals (Jilin) Co., Ltd., where he has served as such since 2013. Prior to transitioning to his current role, Mr. Pang served since 2004 as purchasing manager, and from 2004 to 2010 he was also logistics manager for BASF Petrochina Pentyl Glycol Co., Ltd.

Jun Pang resigned as a director of the Company effective as of April 29, 2021.

Haibo Fan, age 48, was appointed to the Company’s Board of Directors on November 27, 2018. Mr. Fan has been the financial controller for Jilin Petrochemical Co., Ltd. (“Jilin”), where he has served in that role since October 2007. He previously served as Jilin’s vice chief in the budget and internal accounting control departments from May 2003 until becoming Jilin’s financial controller in October 2007. From March 2002 to May 2003, Mr. Fan served as director of investment in the office of the Secretary of the Board of China Petroleum Jilin Chemical Engineering & Construction Co., Ltd.

Haibo Fan resigned as a director of the Company effective as of April 29, 2021.

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

Our Executive Officers and Other Significant Employees

Set forth below is information regarding our current executive and certain key officers, including officers of our operating subsidiaries.

Name	Age	Position
Jinghe Zhang	55	President, Chief Executive Officer, Chairman of the Board and Director
Yuan Huang	49	Chief Financial Officer, Secretary and Treasurer

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

YUAN HUANG has served as the Chief Financial Officer of Joway Shengshi since September 2009. Prior to his appointment as Joway Shengshi’s Chief Financial Officer, he was a Senior Financial Manager of Tianjin Tianshi Group Co., Ltd. from September 2005 to August 2009. From November 2003 to July 2005, he served as financial manager of Herbie (Tianjin) Electronics Co., Ltd. from. From December 1998 to November 2003, he served as Section Chief of the Budget Department of Bridgestone Tires (Tianjin) Co., Ltd. Mr. Huang received his master degree and bachelor degree in accounting from Tianjin University of Finance and Economics in July 2009 and July 1993, respectively.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officers for the fiscal years ended December 31, 2020 and 2019. This includes all compensation, including any compensation paid to our Chief Executive Officers by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2020 or 2019.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jinghe Zhang President, Chief Executive Officer	2020	$21,500	(1)	—	—	—	—	—	—	$21,500
	2019	$31,311	(2)	—	—	—	—	—	—	$31,311

(1)	The amount of $21,500 in the table above represents the compensation received by Mr. Zhang for the entire year of 2020.
(2)	The amount of $31,311 in the table above represents the compensation received by Mr. Zhang for the entire year of 2019.

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

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2020.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2020, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

On November 27, 2018, the Board of Directors appointed Jun Pang and Haibo Fan as independent directors of the Company. In connection with the appointment of the new directors to the Board, the Company has agreed to pay (i) Jun Pang annual cash compensation in the amount of $12,000; and (ii) Haibo Fan annual cash compensation in the amount of $12,000. The following is a summary of the compensation to our directors for the fiscal year ended December 31, 2020.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jun Pang	$12,000	—	—	—	—	—	$12,000
Haibo Fan	$12,000	—	—	—	—	—	$12,000

Each of Messrs. Pang and Fan resigned as directors of the Company effective as of April 29, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of August 5, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health, Inc., No. 19 Baowang Road, Baodi Economic Development Zone, Tianjin City, PRC 300180.

Name and Address	Number of Shares Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
Crystal Globe Limited (2) P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	17,408,000	86.81%
Director and Executive Officers
Jinghe Zhang (3)	17,408,000	—
Yuan Huang	30,000	*
All directors and executive officers (2 persons)	17,438,000	86.96%

*	Under 1% of the issued and outstanding shares as of August 5, 2021.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on August 5, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on August 5, 2021, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Crystal Globe holds a total of 17,408,000 shares of the Company’s common stock. As the shareholder and executive director of Crystal Globe, Mr. Zhang is the beneficial owner of the shares of the Company held by Crystal Globe.

(3)	Includes 17,408,000 shares held by Crystal Globe Ltd. Mr. Zhang is the shareholder and executive director of Crystal Globe and as such has voting and dispositive control over the shares held by Crystal Globe.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2020 and 2019, and in which any of the following persons had or will have a direct or indirect material interest.

●	Any director or executive officer;

●	Any immediate family member of a director or executive officer, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer; and

●	any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

●	any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s voting securities; or

●	Any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder, and any person (other than a tenant or employee) sharing the household of such security holder.

Transactions with Jinghe Zhang

●	On May 10, 2007, one of our operating subsidiaries, Joway Shengshi entered into a cash advance agreement with Mr. Jinghe Zhang, our President, Chief Executive Officer and director. Pursuant to the agreement, Mr. Jinghe Zhang agreed to advance operating capital to Joway Shengshi. These advances are interest free, unsecured and are repayable upon demand. During the years of 2020 and 2019, we received $158,930 and $55,625 of these advances, respectively. As of December 31, 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $233,693.

●	The patents that we used during the year ended December 31, 2020 are owned by our Chief Executive Officer, Mr. Jinghe Zhang. Pursuant to a license agreement with our President, Chief Executive Officer and director, Mr. Jinghe Zhang, we are permitted to use two patents for free from the effective date to the expiration date of each patent.

As of April 28, 2021, Jinghe Zhang released the Company from $295,928.47 of indebtedness owed to him from the Company. There is no further indebtedness owed from or to Jinghe Zhang by the Company.

Transactions with Joway Shengshi

Joway Shengshi is a company of the discontinued operations. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. During the years of 2020 and 2019, we received $23,585 and $51,958 of advances from Joway Shengshi, respectively. As of December 31, 2020, the total unpaid principal balance due to Joway Shengshi for advances was $459,853.

As of April 28, 2021, Joway Shengshi released the Company from $463,697.67 of indebtedness owed to it from the Company. There is no further indebtedness owed from or to Joway Shengshi by the Company.

Other Related Party Transactions

Except as disclosed in this Annual Report, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our last fiscal year. (See Item I Business - Recent Developments - Entry into a Material Definitive Agreement & Completion of Acquisition or Disposition of Assets)

Procedures for Approval of Related Party Transactions

Our Director Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2020 and 2019, we incurred aggregate fees and expenses of $55,000 and $79,000, respectively, from HHC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2020 and 2019 were $0 and $1,007, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 for each fiscal year of 2020 and 2019, respectively.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2020 and 2019.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2019. All of the services provided and fees charged by our independent registered accounting firms in 2020 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2020 and 2019 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2020 and 2019 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All agreements with suppliers that accounted for more than 10% of our revenues are filed as exhibits in the following.

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Specimen of Common Stock Certificate(1)

4.1	Description of Capital Stock*

10.1	Share Exchange Agreement, dated October 1, 2010, by and among G2 Ventures, Crystal Globe and Dynamic Elite(3)

10.2	Consulting Services Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.3	Operating Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.4	Option Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.5	Proxy Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.6	Equity Pledge Agreement, dated September 16, 2010, by and between Junhe Consulting and Joway Shengshi(3)

10.7	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Technology(3)

10.8	Cash Advance Agreement, dated May 10, 2007, by and between Jinghe Zhang and Joway Shengshi(3)

10.9	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and Aiying Wang(3)

10.10	Property Lease Agreement, dated June 25, 2009, by and between Joway Shengshi and GuifenFeng(3)

10.11	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Technology(3)

10.12	Supply Agreement, dated October 9, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Joway Shengshi(3)

10.13	Supply Agreements, by and between Shenyang Joway and Joway Shengshi(3)

10.14	Trademark & Patent License Agreement, dated December 1, 2009, by and between Joway Shengshi and Jinghe Zhang(3)

10.15	Trademark License Agreement, dated December 1, 2009, by and between Joway Shengshi and Shenyang Joway(3)

10.16	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Jinghe Zhang(3)

10.17	Employment Agreement, dated September 28, 2010, by and between G2 Ventures and Yuan Huang(3)

10.18	Entrust Agreement, dated February 20, 2009, by and between Joway Shengshi and Changlong Si(3)

10.19	Entrust Agreement, dated June 2, 2010, by and between Lionel Evan Liu and Jinghe Zhang(4)

10.20	Standard Form of Franchise Agreement(4)

10.21	Loan Agreement, dated May 7, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Tianjin Joway Textile Co., Ltd.(5)

10.22	Loan Agreement, dated May 10, 2007, by and between Shenyang Joway Industry Development Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd.(5)

10.23	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Liaoning Joway Technology Engineering Co., Ltd.(6)

10.24	Supply Agreement, dated October 1, 2008, by and between Tianjin Daxing Import & Export Trade Co., Ltd. and Tianjin Joway Textile Co., Ltd.(6)

10.25	Supply Agreement, dated December 20, 2009, by and between Tianjin Joway Textile Co., Ltd. And Shenyang Joway Industrial Development Co., Ltd.(6)

10.26	CITIC Trust Agreement(6)

10.27	Stockholder’s Rights Transfer Agreement, dated July 9, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.28	Stockholder’s Rights Transfer Agreement, dated July 25, 2010, by and between Chen Jingyun and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.29	Stockholder’s Rights Transfer Agreement, dated July 28, 2010, by and between Wang Aiying and Tianjin Joway Shengshi Group Co., Ltd.(6)

10.30	Call Option Agreement, dated July 20, 2010, by and between Lionel Evan Liu and Individual Listed in Schedule A(6)

10.31	CITIC Trust Agreement(7)

10.32	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Chen Jingyun(7)

10.33	Oral Amendment to Stockholder’s Rights Transfer Agreement, dated July 9, 2010 and July 28, 2010, between Tianjin Joway Shengshi Group Co., Ltd, and Wang Aiying(7)

10.34	Cooperative Contract between Joway Shengshi and Tianjin Hezhi Pharmaceutical Co. Ltd.(8)

10.35	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Joway Health Industries Group Inc., Dynamic Elite International Limited and Joway Merger Subsidiary Limited (9)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries(10)

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(3)	Incorporated by reference to the exhibits to our current Report on Form 8-K filed with the SEC on October 7, 2010.
(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on April 14, 2011.
(5)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K Amendment No. 1 filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to the exhibits to our current Report on Form 8-K Amendment No. 1 filed with the SEC on June 13, 2011.
(7)	Incorporated by reference to the exhibits to our current Report on Form 8-K Amendment No. 2 filed with the SEC on November 15, 2011.
(8)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on March 30, 2012.
(9)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020.
(10)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

ITEM 16. FORM 10–K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021

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

/s/ JINGHE ZHANG	President	August 16, 2021
Jinghe Zhang	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ YUAN HUANG	Chief Financial Officer	August 16, 2021
Yuan Huang	(Principal Financial and Accounting Officer)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of

Joway Health Industries Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joway Health Industries Group Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring significant losses and has accumulated deficiency in stockholders’ equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Disposal of Dynamic Elite

Critical Audit Matter Description

As described the Note 3 to the financial statements, on November 20, 2020, the Company entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered to pay cash consideration to the Company of $0.045 per share for the outstanding shares of the common stock of the Company (the “Merger Consideration”).

The transaction relates to accounts and disclosures that are material to the financial statements because the Transaction involved a significant unusual transaction with related parties, resulted a loss of $1,340,795 and a strategic operation shift of the Company. During the audit of the financial statement we were required to communicate with the audit committee about the challenging, subjective and complex judgement required when auditing the Transaction and the significant unusual measurement and disclosure requirements required with completing the transaction. The transaction was identified as a critical audit matter for the audit of the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our key strategic audit procedure related to the Transaction included: 1) assignment of the most experienced staff to perform extended audit procedure on the Transaction, 2) enhanced audit procedures on all the transferred entities. 3) obtained evidence from external service agents involved in the Transaction, related to legality and consideration of the Transaction; 4) testing management’s process for approving the disposal price of Dynamic Elite; evaluating the appropriateness of the valuation of Dynamic Elite’s net assets used by management; and testing the completeness and accuracy of underlying data used by management.

/s/ HHC

We have served as the Company’s auditor since 2013.

Forest Hills, New York

August 16, 2021

Consolidated Financial Statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Receivable from related party	$119,070	$-
Prepaid expense	-	15,000
Assets from discontinued component	-	4,593,181
Total current assets	119,070	4,608,181

Total assets	$119,070	$4,608,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Special dividend payable	$119,070	$-
Other payables	51,344	26,000
Due to related parties	693,546	511,031
Liabilities from discontinued component	-	1,113,081
Total current liabilities	863,960	1,650,112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2020 and 2019	20,054	20,054
Additional paid-in-capital	6,469,236	7,361,665
Statutory reserves	-	354,052
Accumulated deficit	(7,234,180)	(5,264,040)
Accumulated other comprehensive income	-	486,338
Total stockholders’ equity	(744,890)	2,958,069
Total liabilities and stockholders’ equity	$119,070	$4,608,181

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2020	2019
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

General and administrative expenses	222,607	118,446
OPERATING EXPENSES	222,607	118,446

LOSS FROM OPERATIONS	(222,607)	(118,446)

Other expenses	(252)	(137)
OTHER LOSS, NET	(252)	(137)

LOSS BEFORE INCOME TAXES	(222,859)	(118,583)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(222,859)	(118,583)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	(760,538)	(1,119,358)
Loss from disposal of discontinued component, net of taxes	(1,340,795)	-

NET LOSS	(2,324,192)	(1,237,941)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	165,413	(49,044)

COMPREHENSIVE LOSS	$(2,158,779)	$(1,286,985)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing operations - Basic & diluted	$(0.01)	$(0.01)
Discontinued operations - Basic & diluted	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Perferred Stock		Common Stock		Additional			other	Total
	Number	Preferred	Number	Common	paid-in	Statutory	Accumulated	comprehensive	stockholder’s
	of shares	stock	of shares	stock	capital	reserves	Deficit	income	equity
BALANCE, December 31, 2018	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(4,026,099)	$535,382	$4,245,054

Net Loss	-	-	-	-	-	-	(1,237,941)	-	(1,237,941)
Foreign currency translation loss	-	-	-	-	-	-	-	(49,044)	(49,044)
BALANCE, December 31, 2019	-	$-	20,054,000	$20,054	$7,361,665	$354,052	$(5,264,040)	$486,338	$2,958,069

Net Loss	-	-	-	-	-	-	(2,324,192)	-	(2,324,192)
Disposal of subsidiary	-	-	-	-	(892,429)	(354,052)	354,052	(651,751)	(1,544,180)
Foreign currency translation gain			-	-	-	-	-	165,413	165,413
BALANCE, December 31, 2020	-	$-	20,054,000	$20,054	$6,469,236	$-	$(7,234,180)	$-	$(744,890)

JOWAY HEALTH INDUSTRIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(222,859)	$(118,583)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Prepaid Expense	15,000	(15,000)
Other payables	25,344	26,000
Net cash used in operating activities from continuing component	(182,515)	(107,583)
Net cash used in operating activities from discontinued component	(382,246)	(664,534)
Net cash used in operating activities	(564,761)	(772,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities from continuing component	-	-
Net cash used in investing activities from discontinued component	(79,446)	(89,472)
Net cash used in investing activities	(79,446)	(89,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	182,515	107,583
Net cash provided by financing activities from continuing component	182,515	107,583
Net cash provided by financing activities from discontinued component	424,562	728,946
Net cash provided by financing activities	607,077	836,529

EFFECT OF EXCHANGE RATE CHANGES ON CASH	37,130	25,060

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Receivable used to offset the selling price of disposal of Dynamic Elite and Subsidiaries	$783,360	$-
Uncollected consideration from Disposal of Dynamic Elite and Subsidiaries	$119,070	$-
Undistributed consideration to the minority shareholders	$119,070	$-

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

Tianjin Oriental Shengtang Import & Export Trading Co., Ltd. (referred to herein as “Shengtang Trading”) was incorporated on September 18, 2009 in the PRC. It engages in purchasing raw materials which it sells to other companies of the group. Prior to July 28, 2010, Joway Shengshi owned 95% of Shengtang Trading. Joway Shengshi entered into a share acquisition agreement with Wang Aiying, another stockholder of Shengtang Trading on July 28, 2010 to acquire the remaining 5% of the shares of Shengtang Trading. As a result of the share acquisition, Shengtang Trading became a wholly-owned subsidiary of Joway Shengshi.

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with one of its related parties, Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”), for the sale of Joway Health’s 100% equity interest in Dynamic Elite, Dynamic Elite’s subsidiaries, and Dynamic Elite’s VIEs for a purchase price of $0.045 per share for the Company’s outstanding common stock. As of November 20, 2020, the Company reported 20,054,000 shares of common stock outstanding. Crystal Globe is the major shareholder of Joway Health and holding 86.8% of Joway Health’s outstanding common stock. The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, all of Joway Health’s subsidiaries and VIEs, including Dynamic Elite, will be transferred to Crystal Globe and its subsidiaries. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transaction was completed on December 31, 2020. Mr. Jinghe Zhang, as the President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of Joway Health, also serves as sole shareholder and executive director of Crystal Globe. As a result, Joway Health and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

In January 2021, the Company had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of the Company’s common stock. Since the remaining 17,408,000 shares of our common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

The following table lists the Company and its subsidiaries prior to the Merger Agreement:

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

On September 16, 2010, prior to the Merger Agreement, Junhe Consulting entered into a series of contractual agreements (the “Contractual Agreements”) with Joway Shengshi and Joway Shengshi’s owners. The following is a brief description of the Contractual Agreements entered between Junhe Consulting and Joway Shengshi or Joway Shengshi’s owners:

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

As a result of the Contractual Agreements, Joway Shengshi is effectively a variable interest entity of Junhe Consulting. Accordingly, the Company through its wholly-owned subsidiary Junhe Consulting, consolidates Joway Shengshi’s results of operation, assets and liabilities in its financial statements. However, upon the Merger Agreement was completed on December 31, 2020, Joway Health does not have any subsidiary or VIEs. Joway Health consolidated Joway Shengshi’s results of operations as discontinued operations in its financial statements for the period prior to the Merger Agreement.

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

On December 31, 2020, upon the Company completed the Merger Agreement with Crystal Globe, Joway Health becomes a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s stockholders.

Note 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, we incurred net losses of $2.3 million and $1.2 million, respectively. In addition, we reported cash out flow of $0.2 million and $0.1 million from our continuing operating activities for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $7.2 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

The continuation of our company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due, and (2) that it will be able to implement its business plan to expand our company’s operations and generate sufficient revenues to meet its obligations.

These conditions raise substantial doubt about our company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for our company to continue as a going concern.

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

Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting all of the Company’s subsidiaries and VIEs as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Basis of Consolidation

For the periods prior to the sale of Dynamic Elite, its subsidiaries, and controlled VIEs, the Company consolidated financial statements include Dynamic Elite, its wholly owned subsidiaries, and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

	December 31,
	2020	2019
Year ended RMB: USD Exchange rate	6.5249	6.9762
Average yearly RMB: USD Exchange rate	6.8976	6.8985

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2020 and 2019 foreign currency translation adjustments of $165,413 and $(49,044) respectively, have been reported as other comprehensive loss in the consolidated financial statements.

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

Concentrations of Credit Risk

Prior to the Merger Agreement, the Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Prior to the Merger Agreement, with respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Income Taxes

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2020 and 2019.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company’s financial statements and footnote disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 4 – DECONSOLIDATION

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Crystal Globe.

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite after the Merger. Mr. Jinghe Zhang, as the President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, will be cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered a cash consideration of $0.045 per share for outstanding shares of Joway Health’s common stock (the “Merger Consideration”). As of November 20, 2020, Joway Health reported 20,054,000 shares of common stock outstanding. As a result, Joway Health recognized a loss of $1,340,795 from this transaction.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of Joway Health’s common stock. Since the remaining 17,408,000 shares of Joway Health’s common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$902,430
Disposed assets and liabilities:
Cash	79,446
Current assets	1,133,812
Fixed assets	3,194,533
Intangible assets	465,007
Liabilities	(1,977,822)
Accumulated other comprehensive income	(651,751)
2,243,225
Loss from disposal of discontinued component, net of income tax	$(1,340,795)

Note 5 – RECEIVABLE FROM RELATED PARTY

Receivable from related party consist of the following:

	December 31,
	2020	2019
Crystal Globe	$119,070	$-

The receivable from Crystal Globe is related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders.

Note 6 – SPECIAL DIVIDEND PAYABLE

As of December 31, 2020 and 2019, the Company reported $119,070 and $0 as special dividend payables, respectively. The payables are related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Crystal Globe.

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite after the Merger. Mr. Jinghe Zhang, as the President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, will be cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered a cash consideration of $0.045 per share for outstanding shares of Joway Health’s common stock (the “Merger Consideration”). As of November 20, 2020, Joway Health reported 20,054,000 shares of common stock outstanding.

As a result of the Merger Agreement, Joway Health needs to distribute proportionately the Merger Consideration to the Company’s shareholders. In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of Joway Health’s common stock. Since the remaining 17,408,000 shares of Joway Health’s common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2020	2019
Jinghe Zhang	$233,693	$74,763
Joway Shengshi	459,853	436,268
Total	$693,546	$511,031

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company is a shell company and has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. During the years of 2020 and 2019, the Company received $158,930 and $55,625, respectively, from Mr. Jinghe Zhang. As of December 31, 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $233,693.

As of April 28, 2021, Mr. Jinghe Zhang released the Company from $295,928.47 of indebtedness owed to him from the Company. There is no further indebtedness owed from or to Mr. Jinghe Zhang by the Company.

Transactions with Joway Shengshi

Joway Shengshi is a company of the discontinued operations. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. During the years of 2020 and 2019, we received $23,585 and $51,958 of advances from Joway Shengshi, respectively. As of December 31, 2020, the total unpaid principal balance due to Joway Shengshi for advances was $459,853.

As of April 28, 2021, Joway Shengshi released the Company from $463,697.67 of indebtedness owed to it from the Company. There is no further indebtedness owed from or to Joway Shengshi by the Company.

Disposal of all of Joway Health’s subsidiaries and VIEs

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Crystal Globe.

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite after the Merger. Mr. Jinghe Zhang, as the President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, will be cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered a cash consideration of $0.045 per share for outstanding shares of Joway Health’s common stock (the “Merger Consideration”). As of November 20, 2020, Joway Health reported 20,054,000 shares of common stock outstanding.

As a result of the Merger Agreement, Joway Health needs to distribute proportionately the Merger Consideration to the Company’s shareholders. In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of Joway Health’s common stock. Since the remaining 17,408,000 shares of Joway Health’s common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

Note 8 – INCOME TAXES

Upon the Company executed the Merger Agreement on December 31, 2020, no provision was made for federal income taxes since the Company has significant net operating losses.

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

Note 8 – SUBSEQUENT EVENTS

As of April 29, 2021, Jun Pang and Haibo Fan resigned as independent directors of the Company.