Form 10-Q
period 2021-03-31
Joway Health Industries Group Inc
filed 2021-09-28
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.2, Baowang Road, Baodi Economic Development Zone

Tianjin, P.R. China 301800

(Address of principal executive offices) (Zip Code)

(86) 022-22533666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of September 27, 2021, the registrant had 20,054,000 shares of common stock issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Receivable from related party	$-	$119,070
Total current assets	-	119,070

Total assets	$-	$119,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Special dividend payable	$-	$119,070
Other payables	127,528	51,344
Due to related parties	700,787	693,546
Total current liabilities	828,315	863,960

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	20,054	20,054
Additional paid-in-capital	6,469,236	6,469,236
Accumulated deficit	(7,317,605)	(7,234,180)
Total stockholders’ equity	(828,315)	(744,890)
Total liabilities and stockholders’ equity	$-	$119,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

General and administrative expenses	83,425	103,597
OPERATING EXPENSES	83,425	103,597

LOSS FROM OPERATIONS	(83,425)	(103,597)

Other expenses	-	(42)
OTHER LOSS, NET	-	(42)

LOSS BEFORE INCOME TAXES	(83,425)	(103,639)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(83,425)	(103,639)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(233,790)

NET LOSS	(83,425)	(337,429)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	-	(44,127)

COMPREHENSIVE LOSS	$(83,425)	$(381,556)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing operations - Basic & diluted	$(0.00)	$(0.01)
Discontinued operations - Basic & diluted	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(83,425)	$(103,639)
Adjustments to reconcile net loss to net cash
provided by operating activities
Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries	119,070	-
Special dividend payable	(119,070)	-
Other payables	76,184	41,000
Net cash used in operating activities	(7,241)	(62,639)
Net cash used in operating activities from discontinued component	-	(79,283)
Net cash provided by operating activities	(7,241)	(141,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	7,241	62,641
Net cash provided by financing activities	7,241	62,641
Net cash provided by financing activities from discontinued component	-	24,340
Net cash provided by financing activities	7,241	86,981

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	54,941

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

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

On December 31, 2020, upon the Company completed the Merger Agreement with Crystal Globe (refer to NOTE 4), Joway Health becomes a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s stockholders.

NOTE 2 –GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2021 and 2020, we incurred net losses of $83,425 and $337,429, respectively. As of March 31, 2021, we had an accumulated deficit of $7.3 million and working capital deficit of $0.8 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”) in 2020; however, the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2020 which was filed on August 16, 2021.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting all of the Company’s subsidiaries and VIEs as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Basis of Consolidation

For the periods prior to the sale of Dynamic Elite, its subsidiaries, and controlled VIEs, the Company unaudited condensed consolidated financial statements include Dynamic Elite, its wholly owned subsidiaries, and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in USD. The functional currency of the Company is RMB in 2020. These unaudited condensed consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	For the three months ended March 31,	For the year ended December 31,
	2020	2020
Period ended RMB: USD Exchange rate	7.0851	6.5249
Average RMB: USD Exchange rate	6.9790	6.8976

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the three months ended March 31, 2021 and 2020, foreign currency translation adjustments of $0 and $(44,127) have been reported as comprehensive loss in the unaudited condensed consolidated financial statements.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month periods ended March 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard in the first quarter of 2021. Adoption of the standard did not have a significant impact on the Company’s consolidated statement of earnings in 2021.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, will be cancelled and extinguished. In accordance with the Merger Agreement, Crystal Globe has offered a cash consideration of $0.045 per share for outstanding shares of Joway Health’s common stock (the “Merger Consideration”). As of November 20, 2020, Joway Health reported 20,054,000 shares of common stock outstanding. As a result, Joway Health recognized a loss of $1,340,795 from this transaction. The Merger Agreement was completed at December 31, 2020.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represents 2,646,000 shares of Joway Health’s common stock. Since the remaining 17,408,000 shares of Joway Health’s common stock is owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares is offset.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$902,430
Disposed assets and liabilities:
Cash	79,446
Current assets	1,133,812
Fixed assets	3,194,533
Intangible assets	465,007
Liabilities	(1,977,822)
Accumulated other comprehensive income	(651,751)
2,243,225
Loss from disposal of discontinued component, net of income tax	$(1,340,795)

NOTE 5 – RECEIVABLE FROM RELATED PARTY

Receivable from related party consist of the following:

	March 31,	December 31,
	2021 (Unaudited)	2020
Crystal Globe	$-	$119,070

The receivable from Crystal Globe is related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders.

NOTE 6 – SPECIAL DIVIDEND PAYABLE

As of March 31, 2021 and December 31, 2020, the Company reported $0 and $119,070 as special dividend payables, respectively. The payables are related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2021 (Unaudited)	2020
Jinghe Zhang	$237,090	$233,693
Joway Shengshi	463,697	459,853
Total	$700,787	$693,546

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company is a shell company and has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended March 31, 2021 and 2020, the Company received $3,397 and $62,641 from Mr. Jinghe Zhang, respectively, for its continuing operating component. For the three months ended March 31, 2021 and 2020, the Company received $0 and $24,340 from Mr. Jinghe Zhang, respectively, for its discontinued operating component. As of March 31, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $237,090.

As of April 28, 2021, Mr. Jinghe Zhang released the Company from $295,928.47 of indebtedness owed to him from the Company.

Transactions with Joway Shengshi

Joway Shengshi is a company of the discontinued operations. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the three months ended March 31, 2021 and 2020, we received $3,844 and $0 advances from Joway Shengshi, respectively, for its continuing operating component. For the three months ended March 31, 2021 and 2020, the Company received $0 from Joway Shengshi for its discontinued operating component. As of March 31, 2021, the total unpaid principal balance due to Joway Shengshi for advances was $463,697.

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

NOTE 9 –SUBSEQUENT EVENTS

As of April 29, 2021, Jun Pang and Haibo Fan resigned as independent directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on August 16, 2021, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Since December 31, 2020, we have become a shell company as a result of the Merger described below.

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

Results of Operations

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $83,425 in the three-month period ended March 31, 2021, compared to $103,597 in the three-month period ended March 31, 2020. This decrease was mainly due to the decrease of attorney fee, as a result of that we became a shell company in 2021.

Loss from operations

As a result of the foregoing, our loss from operations was $83,425 in the three-month period ended March 31, 2021, compared to $103,639 in the three-month period ended March 31, 2020.

Income taxes

We did not have income tax expenses in the three-month period ended March 31, 2021 and 2020.

Net Loss from continuing operations

We incurred a net loss of $83,425, for the three months ended March 31, 2021, compared to a net loss of $103,639 for the corresponding period ended March 31, 2020.

Operating loss from discontinued operations

As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs for the three-month period ended March 31, 2020 were reported as part of loss from operations of our discontinued component.

For the three-month period ended March 31, 2020, revenue from our discontinued operations was $14,216 and cost of goods sold from our discontinued operations was $8,022.

Liquidity and Capital Resources

As of March 31, 2021, we had no cash, we had liabilities of $828,315, and our working capital deficit was $828,315. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by one of our shareholders.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our directors and officers have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We expect that we will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

We have a history of operating losses and negative cash flow. These conditions raise substantial doubt about our ability to meet all of our obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions and concluded that current plans will alleviate this concern. We currently have no debt other than advances from a shareholder and have no reason to believe that the shareholder will cease advancing the Company operating capital.

Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

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

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements with the period prior to the Merger Agreement as of December 31, 2020, include Joway Health and its wholly owned subsidiaries and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7,317,605 and a working capital deficit of approximately $828,315 at March 31, 2021, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

valuation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of March 31, 2021, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOWAY HEALTH INDUSTRIES GROUP INC.

Dated: September 28, 2021	By:	/s/ JINGHE ZHANG
Jinghe Zhang
President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2021	By:	/s/ YUAN HUANG
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)