Form 10-Q
period 2021-06-30
Joway Health Industries Group Inc
filed 2021-09-28
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2021

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

June 30, 2021

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

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Receivable from related party	$-	$119,070
Total current assets	-	119,070
Total assets	$-	$119,070
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Special dividend payable	$-	$119,070
Other payables	80,904	51,344
Due to related parties	917	693,546
Total current liabilities	81,821	863,960

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	20,054	20,054
Additional paid-in-capital	7,228,862	6,469,236
Accumulated deficit	(7,330,737)	(7,234,180)
Total stockholders' equity	(81,821)	(744,890)
Total liabilities and stockholders' equity	$-	$119,070

The accompanying notes are an integral part of these unaudited consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

General and administrative expenses	13,132	51,900	96,557	155,497
OPERATING EXPENSES	13,132	51,900	96,557	155,497

LOSS FROM OPERATIONS	(13,132)	(51,900)	(96,557)	(155,497)

Other expenses	-	(162)	-	(204)
OTHER LOSS, NET	-	(162)	-	(204)

LOSS BEFORE INCOME TAXES	(13,132)	(52,062)	(96,557)	(155,701)

INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(13,132)	(52,062)	(96,557)	(155,701)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(145,035)	-	(378,825)

NET LOSS	(13,132)	(197,097)	(96,557)	(534,526)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	-	1,436	-	(42,691)

COMPREHENSIVE LOSS	$(13,132)	$(195,661)	$(96,557)	$(577,217)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing operations - Basic & diluted	$(0.00)	$(0.00)	(0.00)	$(0.01)
Discontinued operations - Basic & diluted	$-	$(0.01)	-	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(96,557)	$(155,701)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries	119,070	-
Special dividend payable	(119,070)	-
Other payables	29,560	22,000
Net cash used in operating activities	(66,997)	(133,701)
Net cash used in operating activities from discontinued component	-	(181,387)
Net cash provided by operating activities	(66,997)	(315,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	66,997	62,641
Net cash provided by financing activities	66,997	62,641
Net cash provided by financing activities from discontinued component	-	24,340
Net cash provided by financing activities	66,997	86,981

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	54,941

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Related party loan released by Jinghe Zhang	$295,928	$-
Related party loan released by Joway Shengshi	$463,698	$-

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2021 and 2020, we incurred net losses of $96,557 and $534,526, respectively. As of June 30, 2021, we had an accumulated deficit of $7.3 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”) in 2020; however, the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. These unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2020 which was filed on August 16, 2021.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

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

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in USD. The functional currency of the Company is RMB in 2020. The unaudited condensed consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	For the six months ended June 30,	For the year ended December 31,
	2020	2020
Period ended RMB: USD Exchange rate	7.0795	6.5249
Average RMB: USD Exchange rate	7.0319	6.8976

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income (loss) in the unaudited condensed consolidated financial statements and totaled $1,436 for the three months ended June 30, 2020, and $(42,691) for the six months ended June 30, 2020. No foreign currency translation adjustments for the three months and six months ended June 30, 2021.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month and six month periods ended June 30, 2021 and 2020.

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$902,430
Disposed assets and liabilities:
Cash	79,446
Current assets	1,133,812
Fixed assets	3,194,533
Intangible assets	465,007
Liabilities	(1,977,822)
Accumulated other comprehensive income	(651,751)
2,243,225
Loss from disposal of discontinued component, net of income tax	$(1,340,795)

NOTE 5 – RECEIVABLE FROM RELATED PARTY

Receivable from related party consist of the following:

	June 30,	December 31,
	2021 (Unaudited)	2020
Crystal Globe	$-	$119,070

The receivable from Crystal Globe is related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders.

NOTE 6– SPECIAL DIVIDEND PAYABLE

As of June 30, 2021 and December 31, 2020, the Company reported $0 and $119,070 as special dividend payables, respectively. The payables are related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2021 (Unaudited)	2020
Jinghe Zhang	$917	$233,693
Joway Shengshi	-	459,853
Total	$917	$693,546

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company is a shell company and has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended June 30, 2021 and 2020, the Company received $59,756 and $71,060 from Mr. Jinghe Zhang, respectively, for its continuing operating component. For the six months ended June 30, 2021 and 2020, the Company received $63,153 and $133,701 from Mr. Jinghe Zhang, respectively, for its continuing operating component. For the three months and six months ended June 30, 2021, the Company received $0 from Mr. Jinghe Zhang, respectively, for its discontinued operating component. For the Company’s discontinued operation component, during the three months and six months ended June 30, 2020, the Company received $96,392 and $120,732 from Mr. Jinghe Zhang, respectively.

On April 28, 2021, Mr. Jinghe Zhang released the Company from $295,928.47 of indebtedness owed to him from the Company. As of June 30, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $917.

Transactions with Joway Shengshi

Joway Shengshi is a company of the discontinued operations. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the three months ended June 30, 2021 and 2020, the Company received $0 from Joway Shengshi, respectively, for its continuing and discontinued operating components. For the six months ended June 30, 2021 and 2020, we received $3,844 and $0 of advances from Joway Shengshi, respectively, for our continuing operation component. For our discontinued operation component, we received $0 from Joway Shengshi for the six months ended June 30, 2021 and 2020.

On April 28, 2021, Joway Shengshi released the Company from $463,697.67 of indebtedness owed to it from the Company. As of June 30, 2021, the total unpaid principal balance due to Joway Shengshi for advances was $0.

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

Results of Operations

Results of Operations - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $13,132 in the three-month period ended June 30, 2021, compared to $51,900 in the three-month period ended June 30, 2020. This decrease was mainly due to the decrease of attorney fee, as a result of that we became a shell company in 2021.

Loss from operations

As a result of the foregoing, our loss from operations was $13,132 in the three-month period ended June 30, 2021, compared to $52,062 in the three-month period ended June 30, 2020.

Income taxes

We did not have income tax expenses in the three-month period ended June 30, 2021 and 2020.

Net Loss from continuing operations

We incurred a net loss of $13,132 for the three months ended June 30, 2021, compared to a net loss of $52,062 for the corresponding period ended June 30, 2020.

Operating loss from discontinued operations

As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs for the three-month period ended June 30, 2020 were reported as part of loss from operations of our discontinued component.

For the three-month period ended June 30, 2020, revenue from our discontinued operations was $67,902 and cost of goods sold from our discontinued operations was $37,729.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $96,557 in the six-month period ended June 30, 2021, compared to $155,497 in the six-month period ended June 30, 2020. This decrease was mainly due to the decrease of attorney fee, as a result of that we became a shell company in 2021.

Loss from operations

As a result of the foregoing, our loss from operations was $96,557 in the six-month period ended June 30, 2021, compared to $155,701 in the six-month period ended June 30, 2020.

Income taxes

We did not have income tax expenses in the six-month period ended June 30, 2021 and 2020.

Net Loss from continuing operations

We incurred a net loss of $96,557 for the six months ended June 30, 2021, compared to a net loss of $155,701 for the corresponding period ended June 30, 2020.

Operating loss from discontinued operations

As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs for the three-month period ended June 30, 2020 were reported as part of loss from operations of our discontinued component.

For the six-month period ended June 30, 2020, revenue from our discontinued operations was $82,118 and cost of goods sold from our discontinued operations was $45,751.

Liquidity and Capital Resources

As of June 30, 2021, we had no cash, liabilities of $81,821, and our working capital deficit was $81,821. Our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Pursuant to Accounting Standards Codification Topic 810 “Consolidation” (“ASC 810”), the Company is required to include in its unaudited condensed consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7,330,737 and a working capital deficit of approximately $81,821 at June 30, 2021, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of June 30, 2021, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer of Joway Health Industries Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Joway Health Industries Group Inc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer of Joway Health Industries Group Incpursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer of Joway Health Industries Group Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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