Form 10-Q
period 2021-09-30
Joway Health Industries Group Inc
filed 2021-11-08
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2021

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

Yes  ☒    No  ☐

As of November 5, 2021, the registrant had 20,054,000 shares of common stock issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (UNAUDITED)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	F-1

Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-13

JOWAY HEALTH INDUSTRIES GROUP INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Receivable from related party	$-	$119,070
Total current assets	-	119,070

Total assets	$-	$119,070

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Special dividend payable	$-	$119,070
Other payables	90,095	51,344
Due to related parties	2,610	693,546
Total current liabilities	92,705	863,960

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	20,054	20,054
Additional paid-in-capital	7,228,862	6,469,236
Accumulated deficit	(7,341,621)	(7,234,180)
Total stockholders' equity	(92,705)	(744,890)
Total liabilities and stockholders' equity	$-	$119,070

The accompanying notes are an integral part of these unaudited consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

General and administrative expenses	10,884	25,317	107,441	180,814
OPERATING EXPENSES	10,884	25,317	107,441	180,814

LOSS FROM OPERATIONS	(10,884)	(25,317)	(107,441)	(180,814)

Other expenses	-	(48)	-	(252)
OTHER LOSS, NET	-	(48)	-	(252)

LOSS BEFORE INCOME TAXES	(10,884)	(25,365)	(107,441)	(181,066)

INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(10,884)	(25,365)	(107,441)	(181,066)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(169,330)	-	(548,155)

NET LOSS	(10,884)	(194,695)	(107,441)	(729,221)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	-	103,625	-	60,934

COMPREHENSIVE LOSS	$(10,884)	$(91,070)	$(107,441)	$(668,287)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing operations - Basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations - Basic & diluted	$-	$(0.01)	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(107,441)	$(181,066)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries	119,070	-
Special dividend payable	(119,070)	-
Other payables	38,751	28,000
Net cash used in operating activities	(68,690)	(153,066)
Net cash used in operating activities from discontinued component	-	(274,499)
Net cash provided by operating activities	(68,690)	(427,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	68,690	153,065
Net cash provided by financing activities	68,690	153,065
Net cash provided by financing activities from discontinued component	-	281,753
Net cash provided by financing activities	68,690	434,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(7,253)

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Related party loan released by Jinghe Zhang	$295,928	$-
Related party loan released by Joway Shengshi	$463,698	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2021 and 2020, we incurred net losses of $107,441 and $729,221, respectively. As of September 30, 2021, we had an accumulated deficit of $7.3 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”) in 2020; however, the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2020 which was filed on August 16, 2021.

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

	For the nine months ended September 30,	For the year ended December 31,
	2020	2020
Period ended RMB: USD Exchange rate	6.8101	6.5249
Average RMB: USD Exchange rate	6.9917	6.8976

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Foreign currency translation adjustments have been reported as comprehensive income in the consolidated financial statements and totaled $103,625 for the three months ended September 30, 2020, and $60,934 for the nine months ended September 30, 2020. No foreign currency translation adjustments for the three months and nine months ended September 30, 2021.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month and nine month periods ended September 30, 2021 and 2020.

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$902,430
Disposed assets and liabilities:
Cash	79,446
Current assets	1,133,812
Fixed assets	3,194,533
Intangible assets	465,007
Liabilities	(1,977,822)
Accumulated other comprehensive income	(651,751)
2,243,225
Loss from disposal of discontinued component, net of income tax	$(1,340,795)

NOTE 5 – RECEIVABLE FROM RELATED PARTY

Receivable from related party consist of the following:

	September 30,	December 31,
	2021	2020
Crystal Globe	$-	$119,070

The receivable from Crystal Globe is related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

In January 2021, Joway Health had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders.

NOTE 6 – SPECIAL DIVIDEND PAYABLE

As of September 30, 2021 and December 31, 2020, the Company reported $0 and $119,070 as special dividend payables, respectively. The payables are related to the Merger Agreement which is part of the Merger Consideration for Joway Health’s minority shareholders who hold 2,646,000 shares of Joway Health’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2021	2020
Jinghe Zhang	$2,610	$233,693
Joway Shengshi	-	459,853
Total	$2,610	$693,546

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company is a shell company and has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended September 30, 2021 and 2020, the Company received $1,693 and $19,364 from Mr. Jinghe Zhang, respectively, for its continuing operating component. For the nine months ended September 30, 2021 and 2020, the Company received $68,690 and $153,065 from Mr. Jinghe Zhang, respectively, for its continuing operating component. For the three months and nine months ended September 30, 2021, the Company received $0 from Mr. Jinghe Zhang, respectively, for its discontinued operating component. For the Company’s discontinued operation component, during the three months and nine months ended September 30, 2020, the Company received $161,021 and $281,753 from Mr. Jinghe Zhang, respectively.

On April 28, 2021, Mr. Jinghe Zhang released the Company from $295,928.47 of indebtedness owed to him from the Company. As of September 30, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $2,610.

Transactions with Joway Shengshi

Joway Shengshi is a company of the discontinued operations. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the three months ended September 30, 2021 and 2020, the Company received $0 from Joway Shengshi, respectively, for its continuing and discontinued operating components. For the nine months ended September 30, 2021 and 2020, we received $3,844 and $0 of advances from Joway Shengshi, respectively, for our continuing operation component. For our discontinued operation component, we received $0 from Joway Shengshi for the nine months ended September 30, 2021 and 2020.

On April 28, 2021, Joway Shengshi released the Company from $463,697.67 of indebtedness owed to it from the Company. As of September 30, 2021, the total unpaid principal balance due to Joway Shengshi for advances was $0.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provide information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

As of December 31, 2020, we become a shell company as a result of the Merger described below.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities. We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and sole director, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $10,884 for the three-month period ended September 30, 2021, compared to $25,317 for the three-month period ended September 30, 2020. This decrease was mainly due to the decrease of attorney fee, as a result of that we became a shell company in 2021.

Loss from operations

As a result of the foregoing, our loss from operations was $10,884 for the three-month period ended September 30, 2021, compared to $25,317 for the three-month period ended September 30, 2020.

Income taxes

We did not have income tax expenses in the three-month period ended September 30, 2021 and 2020.

Net Loss from continuing operations

We incurred a net loss of $10,884 for the three months ended September 30, 2021, compared to a net loss of $25,365 for the corresponding period ended September 30, 2020.

Operating loss from discontinued operations

As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs for the three-month period ended September 30, 2020 were reported as part of loss from operations of our discontinued component.

For the three-month period ended September 30, 2020, revenue from our discontinued operations was $77,289 and cost of goods sold from our discontinued operations was $37,517.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $107,441 for the nine-month period ended September 30, 2021, compared to $180,814 for the nine-month period ended September 30, 2020. This decrease was mainly due to the decrease of attorney fee, as a result of that we became a shell company in 2021.

Loss from operations

As a result of the foregoing, our loss from operations was $107,441 for the nine-month period ended September 30, 2021, compared to $180,814 for the nine-month period ended September 30, 2020.

Income taxes

We did not have income tax expenses in the nine-month period ended September 30, 2021 and 2020.

Net Loss from continuing operations

We incurred a net loss of $107,441 for the nine months ended September 30, 2021, compared to a net loss of $181,066 for the corresponding period ended September 30, 2020.

Operating loss from discontinued operations

As of December 31, 2020, we sold all of our subsidiaries and VIEs to Crystal Globe, one of our major shareholders. With a result, operating results from our subsidiaries and VIEs for the nine-month period ended September 30, 2020 were reported as part of loss from operations of our discontinued component.

For the nine-month period ended September 30, 2020, revenue from our discontinued operations was $159,407 and cost of goods sold from our discontinued operations was $83,268.

Liquidity and Capital Resources

As of September 30, 2021, we had no cash, liabilities of $92,705, and our working capital deficit was $92,705. Our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Contractual Obligations

None.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7,341,621 and a working capital deficit of approximately $92,705 at September 30, 2021, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of September 30, 2021, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

Dated: November 8, 2021	By:	/s/ JINGHE ZHANG
Jinghe Zhang
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2021	By:	/s/ YUAN HUANG
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)