Form 10-K
period 2021-12-31
Joway Health Industries Group Inc
filed 2022-03-30
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-108715

Joway Health Industries Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 South 3rd Street Las Vegas, Nevada	89101
(Address of Principal Executive Offices)	(Zip Code)

702-384-1990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $92,610. Solely for purposes of this Annual Report, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

20,054,000 shares of common stock were issued and outstanding as of March 29, 2022.

JOWAY HEALTH INDUSTRIES GROUP INC.

Annual Report on Form 10-K

For the year ended December 31, 2021

i

Special Note Regarding Forward-Looking Statements

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this Report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date hereof. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

ii

PART I

Item 1. BUSINESS.

Overview

We are incorporated in the state of Nevada. Prior to the consummation of the Merger as of December 31, 2020, as more specifically described below, Joway Health Industries Group Inc. (the “Company” or “Joway Health”), through its operating entities in China, was engaged in the manufacture, distribution and sales of tourmaline-related healthcare products.

As a result of the consummation of the Merger on December 31, 2020, we became a shell company and as of the date of this Annual Report, we have no full time employees. Starting from January 1, 2021, we no longer have any assets or any business operations. The Report of our independent registered public accountants on our financial statements for the year ended December 31, 2021 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Parent”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Parent. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished in consideration for $119,070 in cash (the “Merger Consideration”). The Company distributed the Merger Consideration to its shareholders (other than to Parent) in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company. In addition, the Company received a fairness opinion from an investment banker opining that the Merger Consideration was fair, from a financial point of view, to the shareholders of the Company.

As of December 31, 2020, the Effective Time of the Merger, the 10,000 ordinary shares of common stock of Dynamic Elite issued and outstanding immediately which were held by the Company, were cancelled for $119,070 in cash as Merger Consideration, or $0.45 per share. In January 2021, the Company had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represented 2,646,000 shares of our common stock. Since the remaining 17,408,000 shares of our common stock was owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares was offset and Crystal Globe did not receive any cash payment in connection with the Merger.

Change in Control

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe and JHP Holdings, Inc., a Nevada corporation (the “Buyer”), pursuant to which the Buyer purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represent 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by the Buyer was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, the Buyer and Company made customary representations and warranties to each other. The parties agreed to certain customary post-closing covenants, including those relating to confidentiality, publicity and litigation support. The Company and Crystal Globe also agreed to certain indemnification provisions as they pertain to the Buyer for breaches or inaccuracies in their respective representations and warranties or covenants.

In connection with the acquisition of the 83% by the Buyer, Jinghe Zhang, the sole officer and director of the Company, resigned and the Buyer appointed Ramon Lata as the sole officer and director of the Company. The executive officers of the Company are currently located at 600 South 3rd Street, Las Vegas, Nevada 89101.

Shell Company Status

As a result of the consummation of the Merger, as of December 31, 2020, the Company became a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). Going forward, our main business operations consist of seeking a business combination with a private entity whose business would present an opportunity for its shareholders.

Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

●	the ability to use registered securities to acquire assets or businesses;

●	increased visibility in the marketplace;

●	greater ease of borrowing from financial institutions;

●	improved stock trading efficiency

●	greater shareholder liquidity;

●	greater ease in subsequently raising capital;

●	ability to compensate key employees through stock options and other equity awards;

●	enhanced corporate image; and

●	a presence in the United States capital markets.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from Ramon Lata, our sole officer and director. Mr. Lata is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

Item 1A. RISK FACTORS

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

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

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

Since inception, we have had no revenue. On December 31, 2021, we had an accumulated deficit of approximately $7.4 million. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Our principal stockholder owns a substantial interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Ramon Lata beneficially owns 83% of our outstanding Common Stock. As a result, he has and will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Ramon Lata is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Trading in our shares of Common Stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

Our Common Stock is currently quoted on Pink tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “GTVI.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares and preferred shares, convertible into common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 201,000,000 shares of capital stock, consisting of 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. The future issuance of Common Stock or shares of preferred stock convertible into Common Stock, may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer” and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our Common Stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly or current reports under the Exchange Act.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES.

We do not currently own or rent any property.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares. Our Common Stock has been trading on the Over-the-Counter (“OTC”) Markets under the symbol “GTVI” since September 11, 2009. It is currently on the OTC Pink Markets. quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities, and may not necessarily represent actual transactions.

OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders of Our Common Stock

As of December 31, 2021, we had 430 shareholders of record of our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

In January 2022, we distributed a special dividend of $119,070 to our minority shareholders who represented 2,646,000 shares of our common stock. The special dividend distribution was made due to the Merger Agreement we made with Dynamic Elite and Crystal Globe on November 20, 2020. Other than the special distribution on January 2022, we do not pay dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to any person.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

In 2021 and 2020, we have not granted any securities authorized for issuance under equity compensation plans.

Rule 10b-18 Transactions

During the year ended December 31, 2021, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

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

Item 6. [RESERVED].

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our financial statements and notes to those financial statements, included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk factors” and elsewhere in this prospectus.

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

Overview

As a result of the Merger, we are now seeking a business combination with a private entity whose business would present an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated. We may seek investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

We have no revenues and limited cash on hand. We have sustained losses since inception. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

As of January 1, 2021, we become a shell company and have limited operating activities since then. The Report of our independent registered public accountants on our financial statements for the year ended December 31, 2021 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues. During the years ended December 31, 2021 and 2020, we did not realize any revenues from operations.

Operating expenses. For the year ended December 31, 2021, our total operating expenses was $121,788, decreased by $100,819, or 45%, from $222,607 for the year ended December 31, 2020. This decrease was mainly due to disposal of operations in 2020 and becoming a shell company since January 1, 2021.

Loss from operations. As a result of the foregoing, our loss from operations was $121,788 for the year ended December 31, 2021, compared to $222,607 for the year ended December 31, 2020. This was mainly due to the less operating activities since January 1, 2021. We become a shell company after we disposed all of our operating entities in 2020.

Income taxes. Our income tax expenses did not incur for the years ended December 31, 2021 and 2020.

Net loss. For the year ended December 31, 2021, our net loss was $121,788 compared to $222,859 for the year ended December 31, 2020. The increased loss was primarily due to the increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had current assets of $0, we had liabilities of $107,052, and our working capital deficit was $107,052. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by our sole officer and director.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of approximately $7.4 million. In addition, our current liabilities exceed our current assets by $107,052. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $70,079, related to our net loss of $121,788, reduced by an increase in other payables of $51,709.

For the year ended December 31, 2020, net cash used in operating activities was $564,761, related to our net loss from continuing operations of $222,859 and a cash outflow from our discontinued operations of $382,246, increased by a prepaid legal expense of $15,000 and an increase in other payables of $25,344.

Investing Activities

For the year ended December 31, 2021, we reported cash inflow of $119,070 from investing activities due to disposal of our operating subsidiaries. For the year ended December 31, 2020, we had $79,446 cash outflow from our investing activities from our discontinued operations.

Financing Activities

For the year ended December 31, 2021, we reported a cash outflow of $48,991 from our financing activities which was mainly due to distribution of $119,070 as a special dividend to our minority shareholders and a financial support of $70,079 received from our related party. For the year ended December 31, 2020, we had $607,077 cash inflow from our financing activities which include $182,515 financial support received from our related party and $424,562 cash inflow from our discontinued operations.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern. The Company has no revenue since January 1, 2020 and has incurred losses to date of approximately $7.4 million. In addition, the Company’s current liabilities exceed its current assets by $107,052. To date, the Company has primarily funded its operations through advances from former stockholders, the sale of Common Stock and the loan from Hometown. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Basis of Consolidation

The accompanying financial statements include Joway Health and its wholly owned subsidiaries and controlled VIEs for the periods prior to the consummation of the Merger as of December 31, 2020. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Pursuant to Accounting Standards Codification Topic 810 “Consolidation” (“ASC 810”), the Company is required to include the financial statements of its variable interest entities (“VIEs”) in its financial statements. ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Based on the various Contractual Agreements prior to the consummation of the Merger as of December 31, 2020, we believe we are able to exercise control over the VIEs, and to obtain the full economic benefits. We believe that the terms of the exclusive option agreement are currently exercisable and legally enforceable under PRC laws and regulations. We also believe that the minimum amount of consideration permitted by the applicable PRC law to exercise the option does not represent a financial barrier or disincentive for us to exercise our rights under the exclusive option agreement. A simple majority vote of our board of directors is required to pass a resolution to exercise our rights under the exclusive option agreement, for which consent of the shareholder of VIEs is not required. Therefore, we believe this gives us the power to direct the activities that most significantly impact VIEs’ economic performance. We believe that our ability to exercise effective control, together with the consulting service agreements and the equity pledge agreements, give us the rights to receive substantially all of the economic benefits from VIEs in consideration for the services provided by its wholly owned subsidiaries in China. Accordingly, as the primary beneficiary of VIEs and in accordance with U.S. GAAP, Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading, as VIEs of Junhe Consulting, has been consolidated in the Company’s financial statements. Sales from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading are included in our total sales, their incomes or losses from operations are consolidated with ours, and our net income or loss includes net income or loss from Joway Shengshi, Joway Technology, Joway Decoration, and Shengtang Trading.

Going Concern

We incurred net loss of approximately $122,000 for the year ended December 31, 2021. We had accumulated deficit of approximately $7.4 million as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The continuation of us as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. We believe our sole officer and director will provide the additional cash to meet with our obligations as they become due. While we believe in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither no assurances to that effect, nor no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

Prior to the Merger Agreement as of December 31, 2020, with respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard in 2021. Adoption of the standard did not have a significant impact on the Company’s statement of earnings in 2021.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Joway Health Industries Group Inc. as of December 31, 2021 and 2020 are appended to this Annual Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Ramon Lata, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Ramon Lata, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Mr. Ramon Lata, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2021, our management, consisting solely of Ramon Lata, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Lata, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2021.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the acquisition of a business.

Changes in Internal Control over Financial Reporting

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe and JHP Holdings, Inc., a Nevada corporation (the “Buyer”), pursuant to which the Buyer purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represent 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by the Buyer was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, the Buyer and Company made customary representations and warranties to each other. The parties agreed to certain customary post-closing covenants, including those relating to confidentiality, publicity and litigation support. The Company and Crystal Globe also agreed to certain indemnification provisions as they pertain to the Buyer for breaches or inaccuracies in their respective representations and warranties or covenants.

In connection with the acquisition of the 83% by the Buyer, Jinghe Zhang, the sole officer and director of the Company, resigned and the Buyer appointed Ramon Lata as the new sole officer and director of the Company. The executive officers of the Company are currently located at 600 South 3rd Street, Las Vegas, Nevada 89101.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The Board of Directors is presently composed of one member, Ramon Lata, who was appointed effective as of February 3, 2022. Mr. Lata was also appointed as the President, Treasurer and Secretary of the Company.

Since December 2021, Ramon Lata has been a vice president at Wilhelmina International, a model and talent agency. Mr. Lata was a vice president at Factor Chosen LLC from April 2015 until September 2017, when it was acquired by MP Management. From September 2017 until November 2019, Mr. Lata was a vice president at Select Model LA., until it was acquired by MP Management.

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

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Joway Health Group Industries Group Inc., attn: Ramon Lata, 600 South 3rd Street, Las Vegas, Nevada 89101.

Our Executive Officers

Ramon Lata, who was appointed effective as of February 3, 2022, is our sole officer.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of the compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2021 and 2020. This includes all compensation, including any compensation paid to our Chief Executive Officers by any of our subsidiaries. No executive officer received compensation in excess of $100,000 in 2021 or 2020.

Summary Compensation Table

Name and principal position	Year	Salary ($)			Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang President, Chief Executive Officer	2020		$21,500	(1)	—	—	—	—	—	—		$21,500
	2021	$			—	—	—	—	—	—	$

Jinghe Zhang was the principal executive officer of the Company until February 3, 2022, when Crystal Globe Limited sold 83% of the issued and outstanding shares to JHP Holdings, Inc.

(1)	The amount of $21,500 in the table above represents the compensation received by Mr. Zhang for the entire year of 2021.

Mr. Ramon Lata, our current principal executive officer and principal financial and accounting officer, is serving in such capacity without compensation.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2021.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2021, by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

The following is a summary of the compensation we paid to our directors for the fiscal year ended December 31, 2021.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang	$	—	—	—	—	—	$
Haibo Fan	$	—	—	—	—	—	$
Jun Pang	$	—	—	—	—	—	$

As of April 29, 2021, Jun Pang and Haibo Fan resigned as independent directors of the Company.

Mr. Ramon Lata, our current sole director, is serving in such capacity without compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Joway Health Industries Group, Inc., 600 South 3rd Street, Las Vegas, Nevada 89101.

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2022, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

The number of shares issued and outstanding as of March 29, 2022 was 20,054,000.

Name and Address	Number of Shares Common Stock Beneficially Owned	Percentage Ownership of Shares of Common Stock
Owner of More than 5% of Class
JHP Holdings, Inc. (1)	16,644,820	83%
Director and Executive Officers
Ramon Lata (2)	16,644,820	83%

All directors and executive officers (1 persons)	16,644,820	83%

(1)

JHP Holdings, Inc. holds a total of 16,644,820 shares of the Company’s common stock. As the shareholder and executive director of JHP Holdings, Mr. Lata is the beneficial owner of the shares of the Company held by JHP Holdings.

(2)	Reflects the 16,644,820 shares held by JHP Holdings, Inc. Mr. Lata is the sole shareholder and executive officer and director of JHP Holdings and as such has voting and dispositive control over the shares held by JHP Holdings.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2021 and 2020, and in which any of the following persons had or will have a direct or indirect material interest.

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

Transaction with Crystal Globe

On November 20, 2020, we entered into a Merger Agreement (the “Merger Agreement”) with Crystal Globe Limited, a British Virgin Islands company which is a majority shareholder of Joway and the other parties signatory thereto. See “Business-Recent Events- Entry into a Material Definitive Agreement”. Upon completion of the transactions contemplated by the Merger Agreement, Crystal Globe acquired all our business in consideration for $119,070 in cash (the “Merger Consideration”). The Company has distributed the Merger Consideration to its shareholders (other than Crystal Globe) in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company.

Transactions with Jinghe Zhang

During the years ended December 31, 2021 and 2020, we received financial supports of $66,235 and $182,515 from our former CEO and chairman, Mr. Jinghe Zhang. The loans due to him are for our daily operating activities without interest charge and due on demand.

On April 28, 2021, the Company entered into an agreement with Mr. Jinghe Zhang to release the Company from $295,928 of indebtedness owed to him. As of December 31, 2021 and 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $3,999 and $233,693, respectively.

Transactions with Joway Shengshi

Joway Shengshi was one of the Company’s subsidiaries but has been sold via the Merger Agreement on December 31, 2020. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the years ended December 31, 2021 and 2020, we received $3,844 and $0 of advances from Joway Shengshi, respectively, for our daily operating activities.

On April 28, 2021, Joway Shengshi released the Company from $463,698 of indebtedness owed to it. As of December 31, 2021 and 2020, the total unpaid principal balance due to Joway Shengshi was $0.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2021 and 2020, we incurred aggregate fees and expenses of $10,000 and $79,000, respectively, from HHC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2021 and 2020 were $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 for each fiscal year of 2021 and 2020, respectively.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2021 and 2020.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2020. All of the services provided and fees charged by our independent registered accounting firms in 2021 were approved by the board of directors.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2021 and 2020 fiscal years. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2021 and 2020 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.2	Description of Capital Stock

10.35	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Joway Health Industries Group Inc., Dynamic Elite International Limited and Joway Merger Subsidiary Limited (2)

10.36	Stock Purchase Agreement, dated as of January 3, 2022, by and among Crystal Globe Limited, Joway Health Industries Group Inc. and JHP Holdings, Inc. (3)

14.1	Code of Ethics(4)

21.1	List of Subsidiaries*

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the exhibits to our registration statement on Form SB-2 filed with the SEC on September 11, 2003.
(2)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020.
(3)	Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022.
(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

ITEM 16. FORM 10–K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022

JOWAY HEALTH INDUSTRIES GROUP INC.

By:	/s/ Ramon Lata
Ramon Lata
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ramon Lata	President and Chief Executive Officer	March 29, 2022
Ramon Lata	(Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of

Joway Health Industries Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joway Health Industries Group Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2021, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Forest Hills, New York

March 29, 2022

PCAOB ID #5867

JOWAY HEALTH INDUSTRIES GROUP INC.

BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Receivable from related party	$-	$119,070
Total current assets	-	119,070

Total assets	$-	$119,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Special dividend payable	$-	$119,070
Other payables	103,053	51,344
Due to related parties	3,999	693,546
Total current liabilities	107,052	863,960

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	20,054	20,054
Additional paid-in-capital	7,228,862	6,469,236
Accumulated deficit	(7,355,968)	(7,234,180)
Total stockholders’ equity	(107,052)	(744,890)
Total liabilities and stockholders’ equity	$-	$119,070

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year ended December 31,
	2021	2020
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

General and administrative expenses	121,788	222,607
OPERATING EXPENSES	121,788	222,607

INCOME FROM OPERATIONS	(121,788)	(222,607)

Other expenses	-	(252)
OTHER LOSS, NET	-	(252)

LOSS BEFORE INCOME TAXES	(121,788)	(222,859)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(121,788)	(222,859)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(760,538)
Loss from disposal of discontinued component, net of taxes	-	(1,340,795)

NET LOSS	(121,788)	(2,324,192)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	-	165,413

COMPREHENSIVE LOSS	$(121,788)	$(2,158,779)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing operations - Basic & diluted	$(0.01)	$(0.01)
Discontinued operations - Basic & diluted	$-	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			other
	Number of	Common	paid-in	Statutory	Accumulated	comprehensive	Total
	shares	stock	capital	reserves	deficit	income	equity
BALANCE, December 31, 2019	20,054,000	$20,054	$7,361,665	$354,052	$(5,264,040)	$486,338	$2,958,069

Net Loss	-	-	-	-	(2,324,192)	-	(2,324,192)
Disposal of subsidiary	-	-	(892,429)	(354,052)	354,052	(651,751)	(1,544,180)
Foreign currency translation gain	-	-	-	-	-	165,413	165,413

BALANCE, December 31, 2020	20,054,000	20,054	6,469,236	-	(7,234,180)	-	(744,890)

Net Loss	-	-	-	-	(121,788)	-	(121,788)
Forgiveness of related party debts	-	-	759,626	-	-	-	759,626

BALANCE, December 31, 2021	20,054,000	$20,054	$7,228,862	$-	$(7,355,968)	$-	$(107,052)

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENT OF CASH FLOWS

	For the Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(121,788)	$(222,859)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Prepaid Expense	-	15,000
Other payables	51,709	25,344
Net cash used in operating activities from continuing component	(70,079)	(182,515)
Net cash used in operating activities from discontinued component	-	(382,246)
Net cash used in operating activities	(70,079)	(564,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from disposal of subsidiaries	119,070	-
Net cash provided by investing activities from continuing component	119,070	-
Net cash used in investing activities from discontinued component	-	(79,446)
Net cash provided by (used in) investing activities	119,070	(79,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of special dividend	(119,070)	-
Due to related parties	70,079	182,515
Net cash provided by (used in) financing activities from continuing component	(48,991)	182,515
Net cash provided by financing activities from discontinued component	-	424,562
Net cash provided by (used in) financing activities	(48,991)	607,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	37,130

NET INCREASE IN CASH	-	-
CASH, beginning of year	-	-
CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Receivable used to offset the selling price of disposal of Dynamic Elite and Subsidiaries	$-	$783,360
Uncollected consideration from Disposal of Dynamic Elite and Subsidiaries	$-	$119,070
Undistributed consideration to shareholders	$-	$119,070
Forgiveness of related party debts	$759,626	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – ORGANIZATION

The financial statements include the financial statements of Joway Health Industries Group Inc. (referred to herein as “Joway Health”). Joway Health is hereinafter referred to as the “Company,” “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Texas on March 21, 2003. On September 21, 2010, Joway Health entered into a Share Exchange Agreement (the “Share Exchange”) with the sole stockholder of Dynamic Elite International Limited. As a result of the Share Exchange, Dynamic Elite became a wholly-owned subsidiary of Joway Health and the stockholders of Dynamic Elite acquired approximately 76.08% of the issued and outstanding stock of Joway Health. The share exchange transaction resulted in the shareholders of Dynamic Elite acquiring a majority voting interest in Joway Health. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in the combined business be treated as the acquirer for accounting purposes. The reverse acquisition process utilized the capital structure of Joway Health and the assets and liabilities of Dynamic Elite recorded at historical cost. On December 22, 2010, Joway Health changed its jurisdiction of incorporation from the State of Texas to the State of Nevada.

Dynamic Elite International Limited (referred to herein as “Dynamic Elite”) was incorporated under the laws of the British Virgin Islands on June 2, 2010 as a limited liability company (a BVI company). Dynamic Elite engaged in manufacturing and distributing tourmaline products in China. Its wholly owned subsidiary, Tianjin Junhe Management Consulting Co., Ltd. was incorporated on September 15, 2010 in Tianjin, People’s Republic of China (“PRC”). Other than the equity interest in Junhe Consulting, Dynamic Elite does not own any assets or conduct any operations.

Tianjin Junhe Management Consulting Co., Ltd. (referred to herein as “Junhe Consulting”) conducted its business through Tianjin Joway Shengshi Group Co., Ltd.

Tianjin Joway Shengshi Group Co., Ltd. (referred to herein as “Joway Shengshi”) was incorporated in PRC on May 17, 2007. Joway Shengshi was owned 99% by Jinghe Zhang, the Company’s current CEO and President and 1% by Song Baogang. Joway Shengshi engages in manufacturing and distributing tourmaline products in China. Shenyang Joway Electronic Technology Co., Ltd., Tianjin Joway Decoration Engineering Co., Ltd. and Tianjin Oriental Shengtang Trading Import & Export Trading Co., Ltd. are subsidiaries of Joway Shengshi.

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

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Parent”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Parent. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished in consideration for $119,070 in cash (the “Merger Consideration”). The Company distributed the Merger Consideration to its shareholders (other than to Parent) in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company. In addition, the Company received a fairness opinion from an investment banker opining that the Merger Consideration was fair, from a financial point of view, to the shareholders of the Company.

As of December 31, 2020, the Effective Time of the Merger, the 10,000 ordinary shares of common stock of Dynamic Elite issued and outstanding immediately which were held by the Company, were cancelled for $119,070 in cash as Merger Consideration, or $0.45 per share. In January 2021, the Company had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders, other than Crystal Globe, which represented 2,646,000 shares of our common stock. Since the remaining 17,408,000 shares of our common stock was owned by Crystal Globe, the $0.045 per share payment for the 17,408,000 shares was offset and Crystal Globe did not receive any cash payment in connection with the Merger.

On December 31, 2020, upon the Company completed the Merger Agreement with Crystal Globe, Joway Health became a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

As reflected in the accompanying financial statements, for the years ended December 31, 2021 and 2020, we incurred net losses of $121,788 and $2.3 million, respectively. In addition, we reported cash outflow of $0.07 million and $0.6 million from our operating activities for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $7.4 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Prior to the consummation of the Merger as of December 31, 2020, the Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

After the consummation of the Merger as of December 31, 2020, the Company’s functional currency is USD.

Use of Estimates

The preparation of the financial statements is in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting all of the Company’s subsidiaries and VIEs as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Basis of Consolidation

For the periods prior to the consummation of the Merger as of December 31, 2020, the Company consolidated financial statements including Dynamic Elite, its former wholly owned subsidiaries, and controlled VIEs. The financial statements of Dynamic Elite and controlled VIEs were included as part of the Company’s discontinued component. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation

The accompanying financial statements are presented in USD. The functional currency of the Company is RMB for the periods prior to the consummation of the Merger as of December 31, 2020. The financial statements are translated into USD from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when the equity transactions occurred. The resulting transaction adjustments are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income.

December 31,
2020
Year ended RMB: USD Exchange rate	6.5249
Average yearly RMB: USD Exchange rate	6.8976

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For the years ended December 31, 2021 and 2020 foreign currency translation adjustments of $0 and $165,413, have been reported as other comprehensive loss in the financial statements. After the consummation of the Merger as of December 31, 2020, the Company’s functional currency is USD.

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

Concentrations of Credit Risk

Prior to the consummation of the Merger as of December 31, 2020, the Company’s operations were carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations were influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC were subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

As a result of the consummation of the Merger, as of December 31, 2020, the Company became a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). Going forward, our main business operations consist of seeking a business combination with a private entity whose business would present an opportunity for its shareholders.

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

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2021.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard in 2021. Adoption of the standard did not have a significant impact on the Company’s statement of earnings in 2021.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Note 4 – RECEIVABLE FROM RELATED PARTY

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

Note 5 – SPECIAL DIVIDEND PAYABLE

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

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite after the Merger. Mr. Jinghe Zhang, as the former President, Chief Executive Officer, Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

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

Note 6 – OTHER PAYABLES

As of December 31, 2021 and 2020, the Company reported $103,053 and $51,344 as its other payables, respectively. The other payables mainly consist of payables for professional services, including audit, legal, and financial statement filing services.

Note 7 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2021	2020
Jinghe Zhang	$3,999	$233,693
Joway Shengshi	-	459,853
Total	$3,999	$693,546

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

During the years ended December 31, 2021 and 2020, we received financial supports of $66,235 and $182,515 from our former CEO and chairman, Mr. Jinghe Zhang. The loans due to him are for our daily operating activities without interest charge and due on demand.

On April 28, 2021, the Company entered into an agreement with Mr. Jinghe Zhang to release the Company from $295,928 of indebtedness owed to him. As of December 31, 2021 and 2020, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $3,999 and $233,693, respectively.

Transactions with Joway Shengshi

Joway Shengshi was one of the Company’s subsidiaries but has been sold via the Merger Agreement on December 31, 2020. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the years ended December 31, 2021 and 2020, we received $3,844 and $0 of advances from Joway Shengshi, respectively, for our daily operating activities.

On April 28, 2021, Joway Shengshi released the Company from $463,698 of indebtedness owed to it. As of December 31, 2021 and 2020, the total unpaid principal balance due to Joway Shengshi was $0.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished in consideration for $902,430 in cash (the “Merger Consideration”). The Company was obligated to distribute the Merger Consideration to its shareholders in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company. The Merger Consideration due from Crystal Globe was partly offset by the distribution due to Crystal Globe at the amount of $783,360. The remaining portion of $119,070 of Merger Consideration was paid by Crystal Globe in cash and distributed to the Company’s minority shareholders as a special dividend in January 2022. The transaction was completed on December 31, 2020.

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

Note 9 – SUBSEQUENT EVENTS

Change in Control

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe Limited, a company incorporated under the laws of British Virgin Islands (the “Seller”), and JHP Holdings, Inc., a Nevada corporation (the “Buyer”), pursuant to which the Buyer purchased 16,644,820 shares of common stock of the Company from the Seller.

On February 2, 2022, Mr. Ramon Lata was appointed to the board of the directors upon the resignation of Jinghe Zhang, the sole officer and director of the Company. Mr. Lata was also appointed as the President, Treasurer and Secretary of the Company.

In connection with the resignation of Mr. Zhang, all obligations owed to Mr. Zhang from the Company were cancelled and there are no further debts or liabilities owed by the Company to any affiliate or former affiliate of the Company.