Form 10-Q
period 2022-03-31
Joway Health Industries Group Inc
filed 2022-05-12
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2022

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

(702) 384-1990

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

As of May 11, 2022, the registrant had 20,054,000 shares of common stock issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ii

JOWAY HEALTH INDUSTRIES GROUP INC.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Total current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Other payables	$113,387	$103,053
Due to related parties	-	3,999
Total current liabilities	113,387	107,052

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	20,054	20,054
Additional paid-in-capital	7,232,861	7,228,862
Accumulated deficit	(7,366,302)	(7,355,968)
Total stockholders’ equity	(113,387)	(107,052)
Total liabilities and stockholders’ equity	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

General and administrative expenses	10,334	83,425
OPERATING EXPENSES	10,334	83,425

INCOME FROM OPERATIONS	(10,334)	(83,425)

Other expenses	-	-
OTHER LOSS, NET	-	-

LOSS BEFORE INCOME TAXES	(10,334)	(83,425)

INCOME TAXES	-	-

NET LOSS	(10,334)	(83,425)

OTHER COMPREHENSIVE LOSS:

COMPREHENSIVE LOSS	$(10,334)	$(83,425)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

JOWAY HEALTH INDUSTRIES GROUP INC.

CASH FLOWS

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,334)	$(83,425)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries		119,070
Special dividend payable		(119,070)
Other payables	10,334	76,184
Net cash used in operating activities	-	(7,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	-	7,241
Net cash provided by financing activities	-	7,241

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – ORGANIZATION

Joway Health Industries Group Inc. is herein referred to as “Joway Health”, the “Company,” “we” and “us”.

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2022 and 2021, we incurred net losses of $10,334 and $83,425, respectively. In addition, we reported cash outflow of $10,334 and $83,425 from our operating activities for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $7.4 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

The continuation of our Company as a going concern through the next twelve months is dependent upon the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due.

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

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2021 or the first quarter ending March 31, 2022.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended March 31, 2022 and 2021.

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

Note 4 – OTHER PAYABLES

As of March 31, 2022 and December 31, 2021, the Company reported $113,387 and $103,053 as its other payables, respectively. The other payables mainly consist of payables for professional services, including audit, legal, and financial statement filing services.

Note 5 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	March 31,	December 31,
	2022	2021
Jinghe Zhang	$-	$3,999
Total	$-	$3,999

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company was a shell company and has no cash, Mr. Jinghe Zhang, our President, Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended March 31, 2022, Mr. Jinghe Zhang released the Company from $3,999.19 of indebtedness owed to him. For the three months ended March 31, 2021, the Company received $3,397 from Mr. Jinghe Zhang. As of March 31, 2022 and December 31, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $0 and $3,999, respectively.

Note 6 – INCOME TAXES

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

Note 7 – SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on March 30, 2022, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview

Joway Health Industries Group Inc. (the Company, us or we) was incorporated in the state of Nevada. As of December 31, 2020, we become a shell company. The Company will promptly file a Current Report on Form 8-K when, and if, its status as a shell company changes.

The Company has no specific plans or proposals at this time which relate to or would result in:

●	the acquisition by any person of additional securities of the Company;

●	an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries;

●	a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries;

●	any material change in the present capitalization or dividend policy of the Company;

●	any other material change in the Company’s business or corporate structure;

●	changes in the Company’s charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person;

●	causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association;

●	a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act of 1933, as amended; or

●	any similar action to those enumerated above.

Change in Control

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe Limited, a British Virgin Island company (“Crystal Globe”) and JHP Holdings, Inc., a Nevada corporation (“JHP”), pursuant to which JHP purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represent 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by JHP was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, JHP and Company made customary representations and warranties to each other. The parties agreed to certain customary post-closing covenants, including those relating to confidentiality, publicity and litigation support. The Company and Crystal Globe also agreed to certain indemnification provisions as they pertain to JHP for breaches or inaccuracies in their respective representations and warranties or covenants.

In connection with the acquisition of the 83% by JHP, Jinghe Zhang, the sole officer and director of the Company, resigned and JHP appointed Ramon Lata as the President, Treasurer and Secretary and sole director of the Company. The executive offices of the Company are currently located at 600 South 3rd Street, Las Vegas, Nevada 89101.

Results of Operations

Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

During the three-month period ended March 31, 2022 and March 31, 2021, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $10,334 in the three-month period ended March 31, 2022, compared to $83,425 in the three-month period ended March 31, 2021, which consisted entirely of general and administrative expenses.

Net Loss

We incurred a net loss of $10,334, for the three months ended March 31, 2022, compared to a net loss of $83,425 for the corresponding period ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had no cash, we had liabilities of $113,387, and an accumulated deficit of approximately $7.4 million. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense and by accruing legal fees.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our sole officer and director has made no commitments, written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals or a capital raise. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at finding a buyer for our business or another entity with which we could create a joint venture, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7,366,302 at March 31, 2022, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek a buyer for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of March 31, 2022, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, based on the material weakness described below:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to GAAP. The Company’s sole officer has never worked for a U.S. listed company, has no GAAP experience and is not a Certified Public Accountants. Thus, the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness.

Remediation Initiative

We have not taken any steps to remediate the significant deficiencies identified above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOWAY HEALTH INDUSTRIES GROUP INC.

Dated: May 12, 2022	By:	/s/ Ramon Lata
Ramon Lata President (principal executive officer and principal financial and accounting officer)