Form 10-Q
period 2022-06-30
Joway Health Industries Group Inc
filed 2022-08-10
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2022

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

As of August 9, 2022, the registrant had 20,054,000 shares of common stock issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

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

JOWAY HEALTH INDUSTRIES GROUP INC.

FINANCIAL STATEMENTS

June 30, 2022 (UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Total current assets	-	-
Total assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Other payables	143,682	103,053
Due to related parties	-	3,999
Total current liabilities	143,682	107,052

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	20,054	20,054
Additional paid-in-capital	7,232,861	7,228,862
Accumulated deficit	(7,396,597)	(7,355,968)
Total stockholders’ deficit	(143,682)	(107,052)
Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

General and administrative expenses	30,295	13,132	40,629	96,557
OPERATING EXPENSES	30,295	13,132	40,629	96,557

LOSS FROM OPERATIONS	(30,295)	(13,132)	(40,629)	(96,557)

Other expenses	-	-	-	-
OTHER LOSS, NET	-	-	-	-

LOSS BEFORE INCOME TAXES	(30,295)	(13,132)	(40,629)	(96,557)

INCOME TAXES	-	-	-	-

NET LOSS	(30,295)	(13,132)	(40,629)	(96,557)

OTHER COMPREHENSIVE LOSS:

COMPREHENSIVE LOSS	$(30,295)	$(13,132)	$(40,629)	$(96,557)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:	$-	$-	-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(40,629)	$(96,557)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries	-	119,070
Special dividend payable	-	(119,070)
Other payables	40,629	29,560
Net cash used in operating activities	-	(66,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	-	66,997
Net cash provided by financing activities	-	66,997

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

Joway Health Industries Group Inc. is herein referred to as “Joway Health”, the “Company,” “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Nevada on March 21, 2003.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited financial statements, for the six months ended June 30, 2022 and 2021, we incurred net losses of $40,629 and $96,557, respectively. As of June 30, 2022, we had an accumulated deficit of $7.4 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring a promised good or service to a customer or the customer obtains control of that asset, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services.

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2021 or the first half year ending June 30, 2022.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month and six month periods ended June 30, 2022 and 2021.

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

Crystal Globe, as the majority shareholder holding approximately 86.81% of the Company, is also the sole shareholder of Dynamic Elite after the Merger. Mr. Jinghe Zhang, as the former President, former Chief Executive Officer, former Chairman and Director, and the majority beneficial owner of the Company, also serves as sole shareholder and executive director of Crystal Globe. As a result, the Company and Dynamic Elite are under common control of Crystal Globe and Mr. Jinghe Zhang.

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

NOTE 4 – OTHER PAYABLES

As of June 30, 2022 and December 31, 2021, the Company reported $143,682 and $103,053 as its other payables, respectively. The other payables mainly consist of payables for professional services, including audit, legal, and financial statement filing services.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	June 30,	December 31,
	2022	2021
Jinghe Zhang	$-	$3,999
Total	$-	$3,999

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company was a shell company and has no cash, Mr. Jinghe Zhang, our former President, former Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended March 31, 2022, Mr. Jinghe Zhang released the Company from $3,999.19 of indebtedness owed to him. For the three months ended March 31, 2021, the Company received $3,397 from Mr. Jinghe Zhang. As of June 30, 2022 and December 31, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $0 and $3,999, respectively.

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

Results of Operations

Results of Operations - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

During the three-month period ended June 30, 2022 and 2021, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $30,295 in the three-month period ended June 30, 2022, compared to $13,132 in the three-month period ended June 30, 2021. The increase of our operating expenses was mainly from the increase of our DTC service fee.

Net Loss

We incurred a net loss of $30,295, for the three months ended June 30, 2022, compared to a net loss of $13,132 for the corresponding period ended June 30, 2021.

Results of Operations – Six Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

During the six-month period ended June 30, 2022 and 2021, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $40,629 during the six months ended June 30, 2022, compared to $96,557 in same period ended June 30, 2021. The reduction of our operating expenses was mainly due to the decrease of audit fee.

Net Loss

We incurred a net loss of $40,629, for the six months ended June 30, 2022, compared to a net loss of $96,557 for the corresponding period ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash, liabilities of $143,682, and our working capital deficit was $143,682. Our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7.4 million and a working capital deficit of approximately $143,682 at June 30, 2022, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of June 30, 2022, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

JOWAY HEALTH INDUSTRIES GROUP INC.

Dated: August 10, 2022	By:	/s/ Ramon Lata
Ramon Lata President (principal executive officer and principal financial and accounting officer)