Form 10-Q
period 2022-09-30
Joway Health Industries Group Inc
filed 2022-11-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, the registrant had 20,054,000 shares of common stock issued and outstanding.

JOWAY HEALTH INDUSTRIES GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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

JOWAY HEALTH INDUSTRIES GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 (UNAUDITED)

JOWAY HEALTH INDUSTRIES GROUP INC.

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Total current assets	-	-
Total assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Other payables	153,697	103,053
Due to related parties	-	3,999
Total current liabilities	153,697	107,052

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	20,054	20,054
Additional paid-in-capital	7,232,861	7,228,862
Accumulated deficit	(7,406,612)	(7,355,968)
Total stockholders’ equity	(153,697)	(107,052)
Total liabilities and stockholders’ equity	$-	$-

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

General and administrative expenses	10,015	10,884	50,644	107,441
OPERATING EXPENSES	10,015	10,884	50,644	107,441

LOSS FROM OPERATIONS	(10,015)	(10,884)	(50,644)	(107,441)

Other expenses	-	-	-	-
OTHER LOSS, NET	-	-	-	-

LOSS BEFORE INCOME TAXES	(10,015)	(10,884)	(50,644)	(107,441)

INCOME TAXES	-	-	-	-

NET LOSS	(10,015)	(10,884)	(50,644)	(107,441)

OTHER COMPREHENSIVE LOSS:

COMPREHENSIVE LOSS	$(10,015)	$(10,884)	$(50,644)	$(107,441)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:	$-	$-	-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

JOWAY HEALTH INDUSTRIES GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(50,644)	$(107,441)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Receivable from disposal of subsidiaries	-	119,070
Special dividend payable	-	(119,070
Other payables	50,644	38,751
Net cash used in operating activities	-	(68,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	-	68,690
Net cash provided by financing activities	-	68,690

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:

Related party loan released by Jinghe Zhang	$-	$295,928
Related party loan released by Joway Shengshi	$-	$463,698

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

(UNAUDITED)

NOTE 1 – ORGANIZATION

Joway Health Industries Group Inc. is herein referred to as “Joway Health”, the “Company,” “we” and “us”.

Joway Health (formerly G2 Ventures, Inc.) was originally incorporated under the laws of the State of Nevada on March 21, 2003.

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Parent”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly owned subsidiary of Parent. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, the ordinary shares of common stock of Dynamic Elite issued and outstanding immediately prior to the Effective Time, all of which are held by the Company, were cancelled and extinguished in consideration for $119,070 in cash (the “Merger Consideration”). The Company distributed the Merger Consideration to its shareholders (other than to Parent) in an amount equal to such shareholder’s proportionate share of the Merger Consideration based on such shareholders’ percentage of the outstanding common stock of the Company. In addition, the Company received a fairness opinion from an investment banker opining that the Merger Consideration was fair, from a financial point of view to the shareholders of the Company.

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

As reflected in the accompanying unaudited financial statements, for the nine months ended September 30, 2022, and 2021, we incurred net losses of $50,644 and $107,441, respectively. As of September 30, 2022, we had an accumulated deficit of $7.4 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2021, and for the nine-month period ended September 30, 2022.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month and nine-month periods ended September 30, 2022 and 2021.

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

Deconsolidation

On November 20, 2020, Joway Health entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly owned subsidiary of Crystal Globe.

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

NOTE 4 – OTHER PAYABLES

As of September 30, 2022, and December 31, 2021, the Company reported $153,697 and $103,053 as its other payables, respectively. The other payables mainly consist of payables for professional services, including audit, legal, and financial statement filing services.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	September 30,	December 31,
	2022	2021
Jinghe Zhang	$-	$3,999
Total	$-	$3,999

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

The Company was a shell company and has no cash, Mr. Jinghe Zhang, our former President, former Chief Executive Officer and director, agreed to advance operating capital to the Company. For the three months ended March 31, 2022, Mr. Jinghe Zhang released the Company from $3,999.19 of indebtedness owed to him. For the three months ended March 31, 2021, the Company received $3,397 from Mr. Jinghe Zhang. As of September 30, 2022 and December 31, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $0 and $3,999, respectively.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Joway Health Industries Group Inc. (the Company, our, us, or we) was incorporated in the state of Nevada. As of December 31, 2020, we have become a shell company. We will promptly file a Current Report on Form 8-K when, and if, our status as a shell company changes.

The Company has no specific plans or proposals at this time which relate to or would result in the following:

●	the acquisition by any person of additional securities of the Company;

●	an extraordinary corporate transaction, such as a merger, reorganization, or liquidation, involving the Company or any of its subsidiaries;

●	a sale or transfer of a material amount of assets of the Company or any of its subsidiaries;

●	any material change in the present capitalization or dividend policy of the Company;

●	any other material change in the Company’s business or corporate structure;

●	changes in the Company’s charter, bylaws, or instruments corresponding to it or other actions which may impede the acquisition of control of the issuer by any other person;

●	causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association;

●	a class of equity securities of the Company becoming eligible for termination of registration under to Section 12(g)(4) of the Securities Act of 1933, as amended; or

●	any similar action to those enumerated above.

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

In connection with JHP’s acquisition of the 83% of the issued and outstanding shares of the Company, Jinghe Zhang resigned as the sole officer and director of the Company. Ramon Lata was appointed as the sole officer and sole director of the Company. The executive offices of the Company are currently located at 600 South 3rd Street, Las Vegas, Nevada 89101.

Results of Operations

Results of Operations - Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Revenues

During the three-month period ended September 30, 2022, and 2021, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (mainly including professional fees for being public company in the US market) totaled $10,015 in the three-month period ended September 30, 2022, compared to $10,884 in the three-month period ended September 30, 2021. The decrease of our operating expenses was mainly from the decrease of our DTC service fees.

Net Loss

We incurred a net loss of $10,015, for the three months ended September 30, 2022, compared to a net loss of $10,884 for the corresponding period ended September 30, 2021.

Results of Operations – Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Revenues

During the nine-month period ended September 30, 2022, and 2021, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (mainly including professional fees related to our public listing expenses) totaled $50,644 during the nine months ended September 30, 2022, compared to $107,441 in same period ended September 30, 2021. The reduction of our operating expenses was mainly due to the decrease of audit fees.

Net Loss

We incurred a net loss of $50,644 for the nine months ended September 30, 2022, compared to a net loss of $107,441 for the corresponding period ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had no cash, liabilities of $153,697, and our working capital deficit was $153,697. Our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $7.4 million and a working capital deficit of approximately $153,697 at September 30, 2022, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek and develop a new sale strategy to enhance our sale force. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of September 30, 2022, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOWAY HEALTH INDUSTRIES GROUP INC.

Dated: November 14, 2022	By:	/s/ Ramon Lata
Ramon Lata President (principal executive officer and principal financial and accounting officer)