Form 10-K
period 2022-12-31
Idaho Copper Corp
filed 2023-03-10
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-108715

Idaho Copper Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 W. Main St, Ste 1460 Boise, ID	83702
(Address of Principal Executive Offices)	(Zip Code)

(208) 274-9220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐ Note: The Registrant has voluntarily filed all periodic reports under the Securities Exchange Act of 1934 for the preceding 12 months.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $750,020. Solely for purposes of this Annual Report, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 1, 2023, there were 202,294,000 shares of the registrant’s common stock issued and outstanding.

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

Annual Report on Form 10-K

For the year ended December 31, 2022

i

PART I

Item 1. BUSINESS.

Overview

Background

Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (the “Company” or “Idaho Copper”), incorporated in Nevada, was initially engaged in the manufacture, distribution, and sales of tourmaline-related healthcare products through operating entities in China. As a result of the consummation of the transactions contemplated by the Merger Agreement (the “Merger Agreement”), dated as of December 31, 2020, with Dynamic Elite International Limited, a British Virgin Islands company, Crystal Globe Limited, a British Virgin Islands company, and Joway Merger Subsidiary Limited, a British Virgin Islands company, the Company no longer had any assets or business operations. Accordingly, the Company became a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”).

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe Limited and JHP Holdings, Inc., a Nevada corporation (“JHP”), pursuant to which JHJP purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represented 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by JHP was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, the JHP and the Company made customary representations and warranties to each other. In connection with the acquisition of the 83% by JHP, Jinghe Zhang, the sole officer and director of the Company, resigned and Ramon Lata was appointed as the sole officer and director of the Company.

Change in Control

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company.

ICUMO owns or controls the mining claims and rights to the CuMo Project, a large primary molybdenum deposit with silver and copper deposits. Located in Boise County, Idaho, ICUMO was formed to explore the geologic and environmental factors that will determine the future development plan of the CuMo Project. A more detailed description of ICUMO’s history and business is included in Item 2 below.

Pursuant to the terms of the Share Exchange Agreement, each share of ICUMO’s common stock held by the ICUMO Shareholders was converted into the right to receive the number of shares of Common Stock (the “Exchange Shares”) equal to an exchange ratio of 1.34 (the “Exchange Ratio”).

As a result of the Exchange, a change in control of the Company has occurred with the ICUMO Shareholders now owning 90.1% of the issued and outstanding shares of Common Stock. Immediately after giving effect to the Exchange, there were 202,294,000 issued and outstanding shares of Common Stock, held as follows:

●	The stockholders of the Company prior to the Exchange now hold 20,054,000 shares of issued and outstanding Common Stock; and

●	The ICUMO Shareholders now hold 182,240,000 shares of issued and outstanding Common Stock.

Pursuant to the terms of the Share Exchange Agreement, on January 23, 2023 at the closing of the Exchange (the “Closing”) the Company assumed: (i) all ICUMO’s obligations for the options, whether or not vested, granted to key management personnel pursuant to certain incentive stock option agreements (the “Incentive Stock Options”), and any vested options are now exercisable to purchase shares of Common Stock at an exercise price of $0.125 until December 31, 2027; and (ii) all ICUMO’s obligations pursuant to certain warrants to purchase shares of ICUMO common stock (the “2021 Warrants”), which warrants are now exercisable to purchase shares of Common Stock, at an exercise price of $0.15, until May 11, 2027. These assumed Incentive Stock Options and 2021 Warrants have the same terms and conditions set forth in their respective agreements immediately prior to the Exchange, except that (i) such options and warrants will be exercisable for that number of shares of Common Stock equal to the number of shares of ICUMO’s common stock subject to such option and warrants, immediately prior to the Closing and as adjusted by the Exchange Ratio, and (ii) the initial exercise price per share shall remain as the initial exercise price per share in effect for that option or warrant immediately prior to the Closing. With respect to these Incentive Stock Options and 2021 Warrants, the Company assumed, after applying the Exchange Ratio, vested and unvested options to purchase an aggregate of 56,615,000 shares of Common Stock and warrants exercisable for up to 41,540,000 shares of Common Stock.

At the Closing, Ramon Lata, the sole officer and director of the Company, resigned from all his offices and from the Board of Directors of the Company (the “Board”). In his place, the Board appointed four new directors, Robert Scannell, John Moeller, Shaun Dykes, and Andrew Brodkey, and the following four executive officers, Steven Rudofsky as Chief Executive Officer and President, Robert Scannell as Chief Financial Officer, Andrew Brodkey as Chief Operating Officer, and Shaun Dykes as Vice President, Exploration.

Private Placement by ICUMO

Prior to entering into the Share Exchange Agreement, from December 2022 to January 9, 2023, ICUMO conducted a private placement offering whereby it issued and sold convertible secured promissory notes in the total amount of $898,000 with a conversion price of $0.10 (the “Notes”) and 8,980,000 warrants to purchase ICUMO common stock, with an exercise price of $0.15 (the “2023 Warrants”). As a condition to entering into the Share Exchange Agreement, ICUMO and the Company agreed that the Company would exchange the Notes and 2023 Warrants for notes and warrants issued by the Company on substantially comparable terms and conditions. Such replacement notes and warrants were issued by the Company to the holders of the Notes and 2023 Warrants on January 23, 2023 (the “Replacement Notes and Warrants”). After applying the Exchange Ratio to the conversion rate, the Company now has outstanding convertible secured promissory notes in the principal amount of $898,000 which will convert into shares of Common Stock at an adjusted conversion price of $0.075 per share of Common Stock and 11,973,333 warrants to purchase shares of Common Stock at an adjusted exercise price of $0.15 per share. Principal on the Notes is due and payable on July 23, 2025. The warrants expire January 9, 2028.

The Replacement Notes and Warrants are secured by a first priority lien on all of the assets and mining claims of the Company, other than certain patented lode mining claims that represent approximately 7.3% of the CuMo Project.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, however, as a result of the Exchange, the Company has ceased to be a “shell company”.

In connection with the Exchange, the Company entered into lock-up and leak-out agreements (“Lock-Up Agreements”) with (i) certain majority shareholders of ICUMO, (ii) the holders of the Incentive Stock Options, (iii) the majority stockholder of the Company prior to the Exchange; and (iv) certain service providers who will receive shares of Common Stock as payment for services rendered in connection with the Share Exchange Agreement. These Lock-Up Agreements cover the Exchange Shares, any Common Stock issued pursuant to the exercise of any Incentive Stock Options or 2021 Warrants, and all shares of Common Stock issued to such service providers (the “Covered Securities”). The Lock-up Agreements provide that the Covered Securities are subject to an 18-month lock-up from January 23, 2023, subject to (i) early release upon the Company up-listing to a national securities exchange, and (ii) termination upon certain corporate events and transactions, and also provide for certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement. At the end of the lock-up period, the Covered Securities are subject to a one-year leak-out restriction for public resales of five percent of the trailing ten (10) day average trading volume of the Common Stock. The Company may waive these restrictions.

In connection with the transactions contemplated by the Share Exchange Agreement, prior to the Closing, the Company assigned all the amounts owed to a third-party service provider to JHP, the former controlling stockholder of the Company. Pursuant to the terms of this Debt Assignment and Release Agreement, JHP Holdings, Inc. assumed all the outstanding debts of the Company as of January 23, 2023.

Name Change

On February 7, 2023, the Board and the holder of 121,343,700 shares of Common Stock, representing approximately 59.98% of the Company’s voting equity, approved by written consent, in accordance with the applicable provisions of Nevada law, the execution and filing of a Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Nevada Secretary of State, to effect the change of the Company’s name from “Joway Health Industries Group Inc.” to “Idaho Copper Corporation”. On March 9, 2023, the Company filed the Amendment with the Nevada Secretary of State, with immediate effect.

Available Information

We file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

Although the Company does not have a dedicated website, information about the CuMo Project can be found on the website of the Company’s majority shareholder https://cumoco.com.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) for the Company, contains forward-looking statements, including, without limitation, in the sections captioned “Business and Properties,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. Not all forward-looking statements, however, may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income, earnings per share, capital expenditures, dividends, capital structure or other financial items, (iii) the Company’s future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and (iv) the assumptions underlying or relating thereto.

The forward-looking statements are neither historical facts nor assurances of future performance and are not meant to predict or guarantee actual results, performance, events, or circumstances. Instead, they are based upon the Company’s current projections, plans, objectives, beliefs, expectations, estimates and assumptions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Actual results, the timing of certain events and circumstances, and financial condition may differ materially from those indicated by the forward-looking statements as a result of these risks and uncertainties. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Any forward-looking statement made by the Company in this Report is based only on information currently available to the Company and speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Risks Related to Capital Structure

The Common Stock is currently quoted on the Pink tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “GTVI.” There is, however, currently no trading market for the Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of the Company’s securities could be subject to wide fluctuations, in response to quarterly variations in its operating results, announcements by the Company or others, developments affecting it, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

If our business plan is not successful, the Company may not be able to continue operations as a going concern and shareholders may lose their entire investment in the Company.

As discussed in the notes to the Company’s financial statements included in this Report, as of December 31, 2022, since inception the Company has incurred cumulative losses of $7,430,676 and as of December 31, 2022, had a working capital deficiency of $177,761 which may cast significant doubt regarding the Company’s ability to continue as a going concern. The Company does not generate material cash flows from operations and accordingly, the Company will need to raise additional funds through future issuance of securities. Although the Company has been successful in raising funds in the past, there can be no assurance the Company will be able to raise sufficient funds in the future, in which case the Company may be unable to meet its obligations as they come due in the normal course of business. The Company has not determined whether any of its properties contain mineral reserves that are economically recoverable. It is not possible to predict whether financing efforts will be successful or if the Company will attain a profitable level of operations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts on the statement of financial position.

If the Company fails to raise sufficient capital, it will have to explore other financing activities to provide it with the liquidity and capital resources to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. The Company’s independent auditor included an explanatory paragraph on the financial statements emphasizing to the readers of the audit report that there is substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it being able to generate cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in it.

You may experience dilution of your ownership interests because of the future issuance of additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock or preferred stock.

In the future, the Company may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of present stockholders.  The Company is authorized to issue an aggregate of 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. Additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock may be issued in connection with hiring or retaining employees, future acquisitions, future sales of securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of Common Stock.

The Company does not have a class of securities registered under Section 12 of the Exchange Act. Until it does, or the Company becomes subject to Section 15(d) of the Exchange Act, it will be a “voluntary filer.”

The Company is not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. It has in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about it is publicly available to its stockholders and potential investors. Until the Company becomes subject to the reporting requirements under the Exchange Act, it is a “voluntary filer” and is currently considered a non-reporting issuer under the Exchange Act. The Company will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) the registration of a class of securities under Section 12 of the Exchange Act, which would be required if the Company lists a class of securities on a national securities exchange or if it meets the size requirements set forth in Section 12(g) of the Exchange Act, or which it may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to Common Stock. Until the Company becomes subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, it is not subject to the SEC’s proxy rules, and large holders of its capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, the Company’s stockholders and potential investors may not have available to them as much or as robust information as they may have if and when it becomes subject to those requirements. In addition, if the Company does not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, it could cease filing annual, quarterly or current reports under the Exchange Act.

Share of Common Stock are subject to the “penny stock” rules of the SEC, and the trading market in the Company’s securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in its stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of shares of Common Stock and may cause a decline in the market value of the Company’s stock.

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

Because the Company does not intend to pay any cash dividends on share of Common Stock, its stockholders will not be able to receive a return on their shares unless they sell them.

The Company intends to retain any future earnings to finance the development and expansion of its business. The Company does not anticipate paying any cash dividends on share of Common Stock in the foreseeable future. Unless the Company pays dividends, its stockholders will not be able to receive a return on their shares unless they sell them. The Company cannot assure its stockholders that they will be able to sell shares when they desire to do so.

The Company’s principal stockholders and management own a significant percentage of Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of January 23, 2023, the Company’s executive officers, directors and principal stockholders, together with its other affiliates, owned approximately 85.9% of the issued and outstanding Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over the management and affairs of the Company and over matters requiring stockholder approval, including the election of the directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching Company management or the Board, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material and adverse effect on the fair market value of Common Stock.

Risks Associated with Mining Business

It is uncertain that the Company’s mineral properties contain any proven or probable reserve, nor can the Company provide such assurance, but its business is highly dependent on the existence of the mineral property.

As all the Company’s mineral properties are in the exploration stage, there is no assurance that it can establish the existence of any mineral reserves on any of its properties in commercially exploitable quantities. Until the Company can do so, it cannot earn any revenues from operations and if it does not do so, it will lose all of the funds that were expended on exploration. If the Company does not discover any mineral reserves in a commercially exploitable quantity, its business could fail.

The Company has not established that its mineral properties contain any proven or probable reserves, nor can there be any assurance that it will be able to do so. If the Company fails to establish any proven or probable reserve, the business could fail.

Due to the speculative characteristics of the mine exploration business, there is substantial risk that the Company will not find sufficient commercially exploitable minerals and fail in its business.

The Company cannot evaluate its success rate on the CuMo Project. The search for valuable minerals as a business is perilous. The Company may not find commercially exploitable mineral reserves or other valuable minerals in its mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditure to be made by the Company on exploration programs may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in the exploration of the mineral properties the Company plans to undertake. Issues such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, the Company would need help to complete its business plan. Due to the inherent dangers involved in mineral exploration, the business may incur liability or damages.

Even if the Company does eventually discover a mineral reserve on one or more of its properties, there can be no assurance that it will be able to develop such properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on several factors, including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the resource to infrastructures such as a smelter or processing facilities, power, and water, roads and a point for shipping, available workforce, government regulation, successful permitting, proximity to markets and consumers, and market prices. Most of these factors will be beyond the Company’s control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

The Company cannot provide any assurance about financing for additional exploration. If its exploration costs are higher than anticipated, the Company may only be able to complete the exploration program with additional financing.

The Company is proceeding with exploration on its CuMo property. The exploration program outlines the budget for completion of the program but there is no assurance that actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays due to weather or other factors experienced in completing the exploration program. Increases in exploration costs could result in the Company not being able to carry out its exploration program without additional financing. There is no assurance that the Company would be able to obtain additional financing in this event.

If the Company cannot raise sufficient capital after it establishes the existence of a mineral resource on any of its properties in a commercially exploitable quantity, it will not be able to exploit the resource, thus the business could fail.

If the Company discovers mineral resources in commercially exploitable quantities on any of its properties, it will then be required to expend substantial sums of money to explore and fully establish the extent of the resources and reserves, develop processes to extract it, and develop extraction and processing facilities and infrastructure. Although the Company may derive substantial benefits from the discovery of a significant deposit, there can be no assurance that such a resource or reserve will be large enough to justify commercial operations, nor can there be any assurance that the Company will be able to raise the funds required for the development on a timely basis. The business may not succeed if the Company cannot extend the necessary capital or complete the required facilities and infrastructure.

Mineral exploration and development are subject to extraordinary operating risks. The Company does not currently insure against these risks. In the event of a cave-in or similar occurrence, its liability may exceed its resources, which would have an adverse impact on the business.

Mineral exploration, development, and production involve many risks that even a combination of experience, knowledge and careful evaluation may be unable to overcome. The Company’s operations will be subject to all the geological, technical, and operating hazards and risks in exploring mineral resources. If the Company discovers a mineral resource in commercially exploitable quantity, its operations would be subject to the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins, or similar dangers against which it cannot fully insure or against which it may elect not to insure. Any such event could result in work stoppages and property damage, including damage to the environment. The Company does not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities arising from such occurrences may have a material adverse impact on the business.

Mineral prices are subject to dramatic and unpredictable fluctuations.

The Company expects to derive revenues from the sale of its mineral resource properties or from the extraction and sale of molybdenum, silver, copper, and rhenium, and associated minerals. The price of those commodities has fluctuated widely in recent years. It is affected by numerous factors beyond the Company’s control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of the Company’s exploration properties and projects, cannot accurately be predicted.

The unpredictable inclement weather may restrict mineral exploration and cause delay or impact on the Company’s mining progress.

Access to the mineral property may be restricted between November and April of each year because the period between these months can sometimes feature heavy snow cover, extreme cold, and high winds, which makes it difficult, if not impossible, to carry out exploration and other activities. Visits, tests, and explorations of the mineral property can only be attempted when weather permits such activities. These limitations can result in significant delays in the exploration, mining, and production of commercial minerals. Such delays can cause the business to fail.

Risks Related to Regulatory and Permitting Requirements in the Industry the Company Operates

Mineral operations are subject to applicable law and government regulation. Even if the Company discovers a mineral resource in a commercially exploitable quantity, applicable laws and regulations could restrict or prohibit the exploitation of that mineral resource.

Both mineral exploration and extraction require permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that the Company will be able to obtain or maintain any of the permits or bonds required for the continued exploration of its mineral properties or for the construction and operation of a mine on its properties at economically viable costs.

The Company cannot ensure that all its business activities will continue to comply with all material laws and regulations because there may be changes to applicable laws and regulations, and it may not be able to comply with such changes. Further, there is no assurance that the Company will be able to obtain or maintain all permits or bonds necessary for its future operations or that it will be able to obtain them on reasonable terms. To the extent such approvals are required and are not accepted, the Company may be delayed or prohibited from proceeding with the planned exploration or development of its mineral properties. If the Company is prevented from exploiting any mineral resource that it discovers by a failure to comply with applicable laws and regulations or obtain or to maintain any required permits, the business could fail.

Exploration development and exploitation activities are subject to comprehensive regulation and permitting, which may cause substantial delays or require capital outlays in excess of what is currently anticipated, causing a material adverse effect on the business.

Exploration, development, and exploitation activities are subject to federal, provincial, state, and local laws, regulations, and policies, including laws regulating permitting, bonding, and the removal of natural resources from the ground and the discharge of materials into the environment. Exploration, development, and exploitation activities are also subject to federal, provincial, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment and other operational activities.

Environmental and other legal standards imposed by federal, provincial, state, or local authorities may be changed, and any such changes may prevent the Company from conducting planned activities or increase its costs of doing so, which could have material adverse effects on the business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those currently anticipated, thus causing a material adverse effect on the business. Additionally, the Company may be subject to liability for pollution or other environmental damages that it may not be able to, or elect not to, insure against due to prohibitive premium costs and other reasons. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted that could materially alter and negatively affect the Company’s ability to carry on the business.

The Company depends on its senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect the business.

The Company’s success depends on the skills, experience, and performance of its Chief Executive Officer, Steven Rudofsky, and other key employees. The effort of the Chief Executive Officer will be important as the Company continues to develop and expand its commercial activities. The loss or incapacity of existing members of the executive management team could negatively impact the Company’s operations if it experiences difficulties in hiring qualified successors. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy business requirements. Expansion of the business could require the Company to employ additional personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of skilled employees in the future. The loss of personnel or inability to hire or retain sufficient personnel at competitive rates could impair the growth of the business.

The Company also relies on its leadership team in the areas of finance, marketing, services, and general and administrative functions, and on sales. From time to time, there may be changes in the executive management team resulting from the hiring or departure of executives, which could disrupt the business.

In addition, in making employment decision, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of Common Stock might, therefore, adversely affect the Company’s ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage the Company from granting the size or type of stock awards that job candidates require to join. If the Company fails to attract new personnel or fail to retain and motivate its current personnel, the business and its future growth prospects could be severely harmed.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES.

Mining Property

To determine material mining operations in accordance with subpart 1300 of SEC Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this Report, its sole material mining operation is the CuMo Project. The Company will update its assessment of individually material mines on an annual basis.

The information relating to such sole material mining operation is contained in the technical report summary (“TRS”) relating to the CuMo Project prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Reference should be made to the full text of the TRS, a copy of which is filed as Exhibit 96.1 and incorporated herein by reference. A glossary of terms used herein can be found in the TRS.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the TRS was prepared by Shaun M. Dykes, M. Sc. (Eng), P.Geo of Geologic Systems, Ltd. Mr. Dykes is also serving as a director of the registrant and is also the registrant’s Director, Vice President, Exploration. Mr. Dykes meets the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K.

The CuMo Project currently consists of one hundred and twenty-six (126) federal unpatented lode mining claims, and six (6) patented mining claims. In total, the project comprises approximately 2,640 acres. The unpatented lode mining claims and patented claims are situated in an unorganized mining district, in Boise County, Idaho, spanning Sections in Township 7N and 8N, Range 5E and 6E, Boise Meridian. The names of the unpatented claims, and the place of record of the location notices thereof in the official records of the Boise County recorder, and the authorized office of the Bureau of Land Management are as follows:

Table 1

The following table lists the unpatented mining claims currently a part of the CuMo Project:

On August 24, 2021, ICUMO and Computershare Trust Company of Canada entered into a 7.5% Secured Note Indenture under which the aggregate principal amount of notes authorized to be issued is $15,000,00, with a maturity date of May 31, 2028. The 7.5% Secured Note Indenture is secured by all of the mining claims of ICUMO that represent the CuMo Project, other than the patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird; (ii) Red Flag; (iii) Enterprise; (iv) Enterprise Fraction; (v) Commonwealth; and (vi) Baby Mine. In connection with this security interest, ICUMO and Computershare Trust Company of Canada, as Mortgagee, signed a Real Property Mortgage under which the Mortgagee has the right upon default by the mortgagor to choose to sell the real property constituting the unpatented claims set out above.

Table 2

The following table lists the patented mining claims currently a part of the CuMo Project:

On October 31, 2014, as subsequently amended March 26, 2015, and January 29, 2016, ICUMO entered into a Loan Agreement with La Familia II, LLC, evidenced by a secured promissory note, in the amount of $500,000. The promissory note accrues annual interest at 8.5%, has a maturity date of December 31, 2025, and is secured by a first priority deed of trust over the patented mining claims listed above.

Location, Access, Climate, Infrastructure and Topography

The CuMo Project is situated in the mountains of south-central Idaho, in the Boise National Forest, in Boise County, Idaho, approximately 15 miles northeast of the town of Idaho City, near the unincorporated community of Centerville, roughly 37 miles on a straight line, and 60 miles by road, from the city of Boise. Good all-weather highways, and USFS logging roads provide access to the project from Idaho City and Centerville. The trip from Boise takes approximately 1.5 hours. Access is limited during some winter months when significant snow cover can impede passage via the Forest Service roads.

The property is accessed by road from Boise by taking US State Highway 55 northerly for approximately 40 miles (65 km) to the town of Banks, Idaho, and then east on the Banks Lowman Road towards the town of Garden Valley for approximately 10 miles (16 km). One mile east of Garden Valley is a secondary road heading south across the Payette River. Following this secondary road, the western most edge of the CuMo claim block is approximately 10 miles (16 km) from Garden Valley. Alternatively, access can be gained by traveling northeast from Boise along Highway 21 past the towns of Idaho City and Centerville, along Grimes Creek, and then over the Grimes Pass.

The elevation of the CuMo project ranges between 5,100 feet and 7,200 feet. The project site features a mountain top which contains the bulk of the mineral deposit, deep ravines adjacent, and is largely forested, except for sections that have been cleared by several fires which occurred in 2014 and 2016.

The climate is defined by summer temperatures to a maximum of 100° F (38°C) and cold, windy winters with lows to -10° F (-23°C). Precipitation is moderately light with an average rainfall of 30 inches (<1 meter) and an average snowfall of approximately 140 inches (3.6 m). Vegetation in the project area consists of cedar, lodgepole pine, mountain mahogany, and juniper.

The area is serviced by the Idaho Power Company which supplies electricity to residents of Garden Valley, Lowman and Pioneerville. The nearest rail line is the Idaho Northern & Pacific line formerly operated by Union Pacific that runs through the town of Banks, approximately 20 road miles (32 km) to the west of the property. Equipment, supplies, and services for exploration and mining development projects are available at Boise. There is also a trained mining-industrial workforce available in Boise.

Exploration and mining activities at the property can be conducted year-round, due to the established road system and its proximity to other infrastructure. The property is large enough to accommodate exploration within the current CuMo deposit property footprint.

Geology and Mineralization

The regional tectonic setting consists of a basement of amalgamated Archean and Paleoproterozoic crystalline terrains that were joined during the Paleoproterozoic Trans-Montana orogeny, and are overlain discontinuously by sedimentary rocks of Mesoproterozoic, Neoproterozoic, and Paleozoic ages; and volcanic and sedimentary rocks of Eocene and Miocene ages. Voluminous tonalite to granite bodies of the Idaho batholith and later granitic plutons of Eocene age intrude the older rocks. Major deformational episodes superimposed on the Precambrian basement include the Cretaceous Sevier orogeny, which mainly involved east-vergent “thin-skinned” thrusting; Eocene extensional deformation, which resulted in development of metamorphic core complexes; and basin and range type faulting.

The CuMo deposit is situated within the Idaho batholith and is part of a regional scale belt of porphyry and related deposits identified as the Idaho-Montana Porphyry Belt. Igneous complexes in this belt are interpreted to be related to an Eocene, intra-arc rift, and are characterized by alkalic rocks in the northeast, mixed alkalic and calc-alkalic rocks in the middle, and calc-alkaline rocks in the southwest. The CuMo deposit is located at the southwestern end of this belt and is associated with a calc-alkalic monzogranite, reported as 45-52Ma age that intrudes Cretaceous equigranular intrusive rocks of the Atlanta Lobe of the Idaho Batholith. The CuMo area is underlain by biotite granodiorite, the most common rock type of the Atlanta lobe of the Idaho batholith. All of the felsic intrusive phases contain molybdenite (MoS2) mineralization.

The CuMo deposit is located in an historic gold mining camp. Gold was discovered in the Boise Basin in 1862 and lode mining began within a year. As of 1940, total gold production amounted 2.8 million ounces of which 74% was from placer operations. More gold has been produced from the Boise Basin than any other mining locality in Idaho. Although they are primarily gold deposits, considerable silver and minor copper, lead and zinc were produced as byproducts from the lodes.

The area features two separate mineralizing events that are referred to as early Tertiary and early Miocene. The first event consists of gold-quartz veins containing minor sulfide minerals that occur within the Idaho batholith and are associated with weak wall rock alteration. Associated sulfide minerals include pyrite, arsenopyrite, sphalerite, tetrahedrite, chalcopyrite, galena, and stibnite. The second mineralizing event occurs within porphyry dikes and stocks as well as in the batholith, and is characterized by relatively abundant sulfide mineralization, subordinate quartz and widespread wall rock alteration. Base metal mineralization consists of pyrite, sphalerite, galena, tetrahedrite, chalcopyrite, minor quartz, and siderite with local occurrences of pyrrhotite and enargite.

Molybdenum mineralization was discovered at CuMo in 1963. Mineralization on the property occurs in veins and veinlets developed within various intrusive bodies. Molybdenite (MoS2) occurs within quartz veins, veinlets, and vein stockworks. Individual veinlets vary in size from tiny fractures to veinlets five centimeters in width, with an overall thickness averaging 0.3- 0.4 cm. Pyrite and/or chalcopyrite are commonly associated with molybdenite although molybdenite can occur alone without other metallic mineralization.

The CuMo deposit has been classified as a porphyry copper molybdenum deposit. But more specifically, it is a stockwork-type deposit where the principal mineralization, as described immediately above, is found in thin veins and veinlets, whereas a typical porphyry deposit features disseminated mineralized areas throughout the orebody.

The CuMo deposit is typical of large, dispersed, lower grade copper-molybdenum deposits that are associated with hybrid magmas typified by fluorine-poor, differentiated monzogranite igneous complexes. Due to their large size, the total contained economic molybdenum in these types of deposits can be equivalent to or exceed that of high-grade molybdenum deposits.

History of CuMo Project Exploration

The Boise Basin was first explored following the discovery of placer gold deposits in 1862. Several lode gold deposits were discovered and developed immediately following the initial alluvial gold rush, with significant production occurring in the late 1800’s and early 1900’s. No production has occurred on the CuMo Project itself.

The first interest in the CuMo property was shown during aerial reconnaissance by Amax Exploration (“Amax”) in 1963. Follow-up geochemical rock and soil sampling indicated anomalous molybdenum and copper values. Forty claims were then staked, and three previously existing claims were optioned. A 2.5 mile (4 km) rough access road was constructed in 1964 to facilitate collection of rock samples and geological mapping. Amax completed detailed bedrock mapping on the CuMo property between 1964 and 1981. Earlier periods of mapping outlined five general rock types, including quartz monzonite of the Idaho Batholith, rhyolite porphyry, lamprophyre, dacite and diabase dykes. The property was subsequently relinquished due to the combination of contemporary economic conditions and initial sample grades.

In 1968, Curwood Mining Company staked 12 claims and undertook detailed mapping and geochemical rock sampling. This work indicated roughly coincident anomalies in copper, molybdenum, and silver. Several trenches were excavated, and one line of dipole-dipole array induced polarization (“IP”) geophysical survey was conducted.

In 1969, Midwest Oil Corp. optioned the property and conducted exploration drilling through 1972 (four short rotary holes (less than 100 ft) initially, which were later deepened using diamond drilling, followed by six cored holes). Midwest also performed an IP survey in 1971 and an airborne magnetic survey in 1973. The IP survey indicated a pyrite halo on the north side of the deposit, although an alternative interpretation concluded that the combined IP data may indicate a halo effect but more probably shows an east-west trend to the rock types and mineralization. The CuMo deposit did not have a strong magnetic signature, being somewhat of a plateau with surrounding highs.

In 1973, Midwest formed a joint venture with Amax and then subsequently Midwest was merged with Amoco Minerals Company (“AMOCO”) resulting in an Amax-AMOCO joint venture with AMOCO as operator. During the period 1973 to 1981, the Amax-AMOCO joint venture completed 30,822 ft of drilling, surface geological mapping, re-logging of the core, road construction, an aerial topographic survey, and age dating. In 1980, Amax Exploration Inc. transferred its interest to Climax Molybdenum Company (“Climax”), also a subsidiary of Amax Inc. In 1982, Climax collected more than 300 soil geochemical samples from three different grids.

A total of twenty-three (23) diamond holes and three RC holes were drilled on the property during this timeframe. Most RC holes were pre-collars to diamond drill holes with only the diamond drill component of the holes being used for resource modelling and sampling. The historic holes were sampled mostly at a 20ft sample interval. A Skelton core representation of the historic drill holes (one four-inch piece of core for each 10-foot interval), and all the sample rejects were delivered directly from Climax’s secure facility in Colorado and are stored in the project secure warehouse facility for use by the project.

The drilling efforts from 1969 to 1982 were the only actual drilling done on the property until ICUMO in 2006, who under option from American CuMo completed one diamond drillhole and partially completed another before relinquishing the project back to American CuMo in late 2006. Thereafter, American CuMo between 2006 and 2012 drilled a total of 25,486.82m in forty-two (42) holes. All American CuMo drilling programs were directly supervised by onsite geology staff located in Garden Valley, Idaho. Drilling consisted of both HQ and NQ diameter core with holes being started with HQ diameter and then reducing at a major fault intersection or at 1000ft which ever was less. Core recoveries were monitored and were excellent (90%+). All holes were surveyed down-the-hole at regular intervals (100 feet) using a Reflex survey instrument. All core was collected at the drill site by the diamond drillers under supervision of onsite geology staff and delivered to a secure warehouse facility in Garden Valley where they were logged, analyzed and samples collected. All drill sites were surveyed using a total field station in order to accurately locate the holes.

The 2006 through 2012 results confirmed the extent and grade of mineralization on the property as indicated by previous drilling and demonstrated continuity of mineralization between the original wide-spaced holes.

American CuMo’s work resulted in the interpretation and modelling of three distinct mineralized zones within the deposit. These zones were previously interpreted by Amax as distinct shells that were produced by separate intrusions. Re-interpretation of down-hole histograms for copper (Cu), silver (Ag) and molybdenite (MoS2) suggests the mineralized zones are part of a single, large, concentrically zoned system with an upper copper-silver zone, underlain by a transitional copper-molybdenum zone, in turn underlain by a lower molybdenum-rich zone. Three-dimensional modeling of the above zonation indicates the current area being drilled is located on the north side of a large system extending 4.5km (15,000ft) in diameter, of which 1.5km (3,000ft) has been drilled.

Resource Reports and Preliminary Economic Assessments

A geologically inferred historic resource of 1.36 billion tonnes at 0.092% MoS2 (non-compliant with Canadian National Instrument 43-101 or US Regulation SK-1300) was calculated by block modeling in 1983 by Climax.

In 2008, an initial Resource Estimate compliant with Canadian National Instrument 43-101 was commissioned by American CuMo under its former name, Mosquito Consolidated Gold Mines Ltd. This estimate was based on information from 31 diamond drillholes completed through 2007. The deposit was subdivided into three mineral domains based on the drill hole data: a Cu-Ag zone, a Cu-Mo zone, and a Mo zone. Within each mineral domain 20 ft. composites were formed. Blocks 50 x 50 x 50 ft. were estimated for MoS2, Cu, Ag and W by ordinary kriging. At a 0.10 % Cu cutoff there was reported 293 million tons averaging 0.016 % MoS2 and 0.14 % Cu classified as inferred. Within the Cu-Mo and Mo Zones at a 0.04 % MoS2 cutoff there were 1.72 billion tons averaging 0.091 % MoS2 and 0.075 % Cu classified as inferred.

In May 2009, the authors of the 2008 report provided an updated Resource Estimate based on a total of 42 diamond drill holes totaling 76,436 ft, including 11 completed during 2008. Using a Recoverable Metal Value (the “RCV”) cutoff at various US dollar values per ton, and at certain assumed metal recoveries and metal prices, the authors presented tonnages, metal grades, and contained metal for indicated and inferred resource calculations in all 3 mineralized zones.

In November 2009, Ausenco Canada Inc. (“Ausenco”), an independent, third-party engineering firm employed by American CuMo, published a NI 43-101 compliant Preliminary Economic Assessment, throughput Scoping Study Report based on the same 42 diamond drillholes. In a manner similar to the May 2009 report, Ausenco reported tonnages, metal grades and contained metal for indicated and inferred resource calculations in all 3 mineralized zones. Ausenco went further and proposed a mining and processing operational design at various mining rates, from 50,000 to 200,000 tons per day of ore to mill throughput. This firm also included provisions and estimated capital and operating costs for a conceptual open pit mine, waste dumps, tailings storage facility, plant/concentrator, molybdenum roaster, and ancillary facilities. Initial capital costs ranged from $1.6 to $3.4 billion (in 2009 dollars). Based on this data, Ausenco was able to perform a Preliminary Economic Analysis (PEA) of the CuMo project, at various throughput rates, which yielded numeric results for Net Present Value, Internal Rate of Return, Payback, and cash operating costs per pound of molybdenum equivalent. They concluded that higher throughputs yield a higher NPV and higher IRR, although at a greater capital cost.

In 2011, a new technical study for a NI 43-101 compliant Resource update was commissioned with Snowden Mining Consultants. The resource estimate update was based on a total of 54 diamond drillholes totaling 99,404 ft. Of these, 12 diamond drillholes were completed in 2009 and 2010. Again, using assumed metal recoveries and selected RCV cut-off grades, Snowden reported updated global Indicated Resources of over 2 billion tons, and global Inferred Resources of over 5 billion tons. Snowden adopted most of the other design parameters and assumptions offered by Ausenco.

In August 2015, Gary Giroux of Giroux Consultants Ltd. (one of the authors of the 2008 and 2009 Reports) was employed by American CuMo to publish a NI 43-101 compliant, updated resource estimate. This update was based on a total of 65 diamond drill holes totaling 120,685 feet (36,784.9 meters). Nine (9) of the sixty-five (65) diamond drill holes were completed in 2012 since the previous resource calculation. Using low, medium, and high metal price assumptions, and different cutoff grades for RCV, Giroux calculated Measured, Indicated, and Inferred mineral resource numbers for ore contained within a conceptual pit shell. The maximum case reported here was a combined Measured, Indicated, and Inferred resource of over 6 billion tons.

Finally, in 2020 SRK authored a NI 43-101 compliant Preliminary Economic Assessment and Technical Report for the CuMo project. This document, relying on the previously published 2015 resource estimate, proposed an open pit mine and concentrator combination at a milling rate of 150,000 tons per day, and an initial mine life of 30 years. It also incorporated particle-based ore sorting technology to remove 28% of the mining waste from the ore stream, prior to entering the concentrator. SRK projected that operations would produce (yearly Life of Mine average) of 43 million pounds of molybdenum, 84 million pounds of copper, and 3.7 million ounces of silver. The capital cost estimate prepared by SRK was $3.1 billion, with a cash cost per pound of molybdenum (after by-product credits) of $4.67, a post-tax Net Present Value (at 5% discount) of $1.7 billion, and an Internal Rate of Return of 9%.

The mineral resource estimates contained in the TRS are based on drilling completed through 2012. As no additional drilling has been completed since the 2015 resource was estimated, the mineral resource estimates are considered current and have not been updated since that time. The mineral resource was classified on the basis of the quality and uncertainty of the sample data and sample spacing, in accordance with the definitions of “inferred mineral resource,” “indicated mineral resource” and “measured mineral resource” under the SEC Mining Rules.

For a detailed summary of mineral resource estimates current as of ICUMO’s most recent fiscal year, including tabular disclosure of measured, indicated, and inferred resources, please refer to Section 1.5 of the attached TRS.

The mineral resource estimates contained in the TRS were estimated in conformity with Committee for Mineral Reserves International Reporting Standards (CRIRSCO) “International Reporting Template for the public reporting of Exploration Targets, Exploration Results, Mineral Resources and Mineral Reserves” as adopted by the International Council on Mining & Metals November 2019. The mineral resources are reported in in accordance with §§229.1300 through 229.1305 (subpart 229.1300 of Regulation S-K).

The resource estimate was based on a total of 65 diamond drill holes totaling 36,166 m (118,654 ft). Note that the three reverse circulation holes were not used in the resource estimate. Nine of the 65 diamond drill holes were completed in 2012.

Internal Controls and Data Verification

Shaun M. Dykes (the “Qualified Person”) has reviewed the procedures used by ICUMO and produced a description and an analysis of the results as contained in Section 8 of the TRS. These are standard data verifications with no limitations.

All assay results used in the verification process by the Qualified Person were obtained from fully certified analytical laboratories with signed assay certificates.

The Qualified Person has reviewed the data collection and verification procedures followed by ICUMO and by third parties on behalf of ICUMO, and believes these procedures are consistent with industry best practices and acceptable for use in geological and resource modelling.

These procedures have also been verified by several independent qualified people over the years.

For more information about quality control/quality assurance and data verification, see Section 8 and Section 9 of the TRS.

The mineral resources estimated may ultimately be affected by a broad range of environmental, permitting, socio-economic (as discussed in Section 17 of the TRS), legal, title (as discussed in Section 3 of the TRS), marketing and political factors (as discussed in Section 22 of the TRS). At this time the authors are unaware of any of these factors that could materially affect the mineral resource estimate. Of course, going forward, relevant factors that could influence the resource estimate include changes to the geological, geotechnical or geometallurgical models, infill drilling to convert mineral resources to a higher classification, drilling to test for extensions to known resources, collection of additional bulk density data and significant changes to commodity prices. It should be noted that all these factors pose potential risk and opportunities to the current mineral resource.

Current Planned Working Programs

Ore Sorting and Updated Preliminary Economic Assessment

ICUMO presently is investigating the potential to utilize additional ore sorting scanning technologies to optimize the separation of waste from ore post-mining and increase the head grade of ICUMO ore being fed to a concentrator. The thin-veined, stockwork nature of the CuMo deposit lends itself nicely to ore sorting, as noted above, since these darker colored veins largely carry the metals of interest and are much different from waste in appearance. A visual scanning exercise of all of the core recovered from the drilling activities described herein shows that on average, 84% of the waste mined can be theoretically separated through application of ore sorting, versus the 28% waste removal that SRK Consulting (Canada) Inc. (“SRK”) conservatively used in its 2020 Preliminary Economic Assessment (“PEA”). There are over 90 active mines in the world today which utilize some form of ore sorting.

In September 2022, ICUMO signed an agreement to test CuMo material with MineSense, Technologies Ltd., using their ShovelSense scanning systems, which employ X-ray fluorescence (the “XRF”) surface scanning technology. These systems are installed directly on shovel buckets and scan the blasted material as the shovel scoops it up, allowing the mine operator to begin to differentiate ore from waste at the mining face. ShovelSense is currently being used successfully by at least three large producing copper open pit mines (Highland Valley BC, Copper Mountain BC, and Carmen de Andacollo Chile). Contemporaneously with this test work, the Company plans to scan all of the existing drill cores with portable XRF scanners. The all-in cost of this exercise is anticipated to be less than $200,000, and the Company believes that the ShovelSense results can be attained by Q1 2023.

ICUMO’s sorting examination is designed to not just rely on a single sorting pass, but to possibly integrate multiple sorting technologies, such as combining surface XRF scanning at the face with downstream penetrative prompt gamma neutron activation analysis (PGNAA) or pulsed fast thermal neutron activation (PFTNA) scanners installed on the material conveyors, and potentially particle scanners to finish. The potential combination of different ore sorting technologies and equipment is intended to enable the Company to optimize the separation of ore from waste, substantially increasing the head grade of mill feed, and thereby reducing the size of the concentrator which then will only be concerned with the processing of ore. Consequently, this will in theory allow the Company to design and build a smaller concentrator, significantly reducing capital and operating costs. As an example, the Company believes that if ore sorting can remove 75% of waste pre-mill feed, this result will reduce the size of the mill to around 30,000 tons per day to produce the same amount of metal as the SRK 2020 PEA mill design of 150,000 tons per day, and thereby save over $1.5 billion in projected capital expenditures. The Company has just commenced initial discussions with consultants, and mining equipment providers who design and fabricate penetrative scanning systems for testing of CuMo material.

At the conclusion of all of ICUMO’s ore sorting investigations, the Company intends to contract with an independent third-party engineering firm to publish an updated PEA, utilizing ore sorting results to revise the technical and economic sections of the document. The expected budget for this work is roughly $750,000.

Additional Exploration and Metallurgical Studies; Pre-Feasibility Study

Following completion of the updated PEA, and pending issuance of a new FONSI by the USFS relating to the “2018 Supplemental Redline Environmental Assessment CuMo Exploration Project” issued by the USFS (the “2018 SREA”), the Company intends to resume its plans for additional exploration including infill, expansion, and geotechnical pit wall drilling. The infill work is intended to enable the Company to reclassify resources currently labeled as Inferred, to the level of Indicated, or Measured and Indicated. The expansion drilling should allow the Company to add more resources to at least the Inferred category. The Company has tentatively budgeted $8 million for this drilling work.

The Company also plans to initiate additional metallurgical studies to (1) determine the optimal concentrator design for both copper-silver, and molybdenum concentrate circuits, and (2) investigate the potential to recover copper and molybdenum via heap leaching of lower grade ore that is stockpiled and not immediately processed at the concentrator. The Company has identified a number of outside consultants that can be engaged for both of these studies. In total, the Company expects that these studies will cost approximately $1,000,000 and will take on the order of four (4) months to complete.

These undertakings are part of the Company’s plan to develop an independent, third-party Pre-Feasibility Study (PFS) for the CuMo Project. In addition to the exploration and metallurgical work, explained above, the PFS will include expenditures for infrastructure and road improvements, environmental and permitting work, preliminary engineering, community, and public/governmental relations work, and potentially costs for expansion of the current land position. All-in, the Company has budgeted a range of $25 to $30 million to reach the PFS stage and estimates that the PFS can be completed within two years of the release of the updated PEA.

Competitive Position in the Industry

The mineral exploration, development, and production industry are largely un-integrated. The Company competes with other exploration companies looking to acquire and obtain financing for the exploration and development of mineral resource properties. While the Company competes with other exploration companies to locate and acquire mineral resource properties, it may also compete with them for the removal or sales of mineral products from its properties if it should eventually discover their presence in quantities sufficient to make production economically feasible. Readily available markets for the sale of mineral products only sometimes exist for all mineral commodities; however, the principal CuMo Project commodities of copper, silver and molybdenum are traded on international exchanges and therefore, at a minimum a terminal market exists for which these commodities can be delivered and sold.

Competition

ICUMO’s competition includes large, established mining companies with substantial capabilities and more significant financial and technical resources than it. As a result of this competition, it may have to compete for financing and may need help to acquire the funding on terms it considers acceptable. ICUMO may also have to compete with other mining companies to recruit and retain qualified managerial and technical employees. If ICUMO cannot compete successfully for financing or qualified employees, its exploration programs may be slowed down or suspended, which may cause it to cease operations as a company.

Employees

As of the date of this Report, other than certain executives, ICUMO has no employees. ICUMO does not have or maintain any employee benefit plans or similar plans under any applicable laws.

Item 3. LEGAL PROCEEDINGS.

We have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation. There has, however, been a legal challenge made against governmental approval of certain operational plans proposed by the Company for the CuMo Project property, as further described below.

Permitting for Drilling and Exploration Activities; Legal Challenges

Exploration on federal lands requires a permit to conduct exploration except for sampling of rocks and soils by hand and other activities that create no land disturbance. There are three levels of permits reflecting increasing disturbance:

●	The lowest level of permit is Categorical Exclusion (CE). This is the least intense disturbance and requires some public notification;

●	Environmental assessment requires an in-depth study with 30 days for public comment, plus additional time for appeal; and

●	Environmental Impact Statement is the highest permit level and would be required for mine development.

ICUMO’s predecessor, Mosquito Mining Corporation, submitted an exploration plan of operations (the “POO”) in 2007 to the USFS for exploration activities which would result in about twenty (20) miles of drill road, of which 4.7 miles were existing unauthorized drill roads from previous operators and 13.3 miles of new temporary roads. An environmental assessment for these activities was prepared by the USFS. On June 14, 2010, the Environmental Assessment was completed and submitted for public review and hearing during a mandated 90-day period. On February 14, 2011, a Finding of No Significant Impact (“FONSI”) was delivered by the USFS. During the mandated 45-day appeal period, an environmental group, the Idaho Conservation League (the “ICL”) submitted an appeal of the USFS decision.

On May 17, 2011, the USFS denied the appeal allowing American CuMo to begin work under the new exploration permit following a mandatory fifteen (15) day stay period which ended on June 7, 2011. The ICL filed a challenge to this denial in United States District Court for the District of Idaho on December 15, 2011. ICL and other non-governmental organizations sought summary judgment reversing and remanding the Forest Service’s February 2011 issuance of the FONSI.

On August 29, 2012, the judge in the case dismissed four of the five claims of the opponents but remanded the section on groundwater for further study. As a result, on February 7, 2013, the USFS initiated a Supplemental Environmental Assessment (2015 SEA) in order to address the judge’s concerns regarding groundwater and, as needed, consider new information or changed circumstances since the 2011 FONSI was issued, including a proposed change in status of the wolverine from a regional sensitive species to an Endangered Species Act proposed listed species.

Based on the 2015 SEA, a supplemental FONSI addressing the 2011 court order and other changes summarized above was issued on September 30, 2015. Plaintiffs from the 2011 lawsuit again filed a lawsuit challenging the 2015 FONSI in January 2016. The lawsuit challenged the analysis of potential effects of exploration activities to groundwater and Sacajawea’s bitterroot, a sensitive plant species. The court issued a memorandum decision and order in this lawsuit on July 11, 2016. The court upheld the 2015 FONSI as to the NEPA challenges related to groundwater, so no further analysis was required. The court found, however, that the USFS analysis and conclusions concerning Sacajawea’s bitterroot to be arbitrary and capricious because it failed to reexamine the baseline Sacajawea’s bitterroot population in the project area following the 2014 Grimes Fire and subsequent 2016 Pioneer Fire.

Each resource area addressed in the 2015 SEA was affected differently. Similar to the updates made in response to the 2014 Grimes Fire, updates were made in a document produced by the FS entitled “2018 Supplemental Redline Environmental Assessment CuMo Exploration Project” (2018 SREA) to address the change in baseline conditions caused by the 2016 Pioneer Fire. The 2018 SREA focused on the re-evaluation of the Sacajawea’s bitterroot baseline, as well as other resources addressed in the 2015 SEA that were affected by the 2016 Pioneer Fire, to determine whether the conclusions reached in the 2015 SEA that supported the 2015 FONSI were different or changed. The 2018 SREA focused only on these topics because the Court determined that other concerns raised during the 2012 and 2015 lawsuits were properly addressed and the evidence and analysis in the 2015 SEA project record supported the determination that no significant impacts would occur to other resources from proposed management activities.

Numerous environmental studies were undertaken for the 2011 Environmental Assessment and subsequently revised in 2015 and 2018. The 2018 SREA incorporated habitat changes and resulting impacts related to the 2014 Grimes Fire and the 2016 Pioneer Fire. A number of reports supported the preparation of the 2018 SREA. Some of these updated reports and some earlier reports can be accessed at https://www.fs.usda.gov/project/?project=52875.

The USFS is currently in process of preparing the final decision on the proposed exploration POO which is expected sometime before the end of calendar year 2023.

Item 4. MINE SAFETY DISCLOSURES.

The enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the operators of mines to include in each periodic report filed with the SEC certain specified disclosures regarding the Company’s history of mine safety. The Company did not operate any mines during the period covered by this Report and currently does not operate any mines and, as such, is not subject to disclosure requirements regarding mine safety that were imposed by the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “GTVI”. However, there is currently only a limited trading market for the Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of January 23, 2023, there were 449 holders of record of Common Stock, based on information provided by the Company’s transfer agent. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

In January 2022, the Company distributed a special dividend to its minority shareholders in connection with the Merger Agreement. Other than the special distribution in January 2022, the Company does not pay dividends on shares of Common Stock and does not anticipate paying such dividends in the foreseeable future. The declaration of any future cash dividends is at the discretion of the Board and depends upon earnings, if any, capital requirements and financial position, the Company’s general economic conditions, and other pertinent conditions.

Registration Rights

We have not granted registration rights to any person.

Rule 10b-18 Transactions

During the year ended December 31, 2022, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

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

Overview and Recent Developments

As a result of the Exchange, which was consummated January 23, 2023, we are no longer a shell company. However, for the fiscal year ended as of December 31, 2022, we were a shell company and did not generate any revenues.

The Report of our independent registered public accountants on our financial statements for the year ended December 31, 2022 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

On February 7, 2023, the Board and the holder of 121,343,700 shares of Common Stock, representing approximately 59.98% of the Company’s voting equity, approved by written consent, in accordance with the applicable provisions of Nevada law, the execution and filing of the Amendment with the Nevada Secretary of State, to effect the change of the Company’s name from “Joway Health Industries Group Inc.” to “Idaho Copper Corporation”. On March 9, 2023, the Company filed the Amendment with the Nevada Secretary of State, with immediate effect.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. During the years ended December 31, 2022 and 2021, we did not realize any revenues from operations.

Operating expenses. For the year ended December 31, 2022, our total operating expenses were $74,708, a decrease by $47,080, or 39%, from $121,788 for the year ended December 31, 2021. This decrease was mainly due to reduction from the professional fees related to legal services. For the year ended December 31, 2021, our total operating expenses were $121,788, decreased by $100,819, or 45%, from $222,607 for the year ended December 31, 2020. This decrease was mainly due to disposal of operations in 2020 and becoming a shell company as of January 1, 2021.

Loss from operations. As a result of the foregoing, our loss from operations was $74,708 for the year ended December 31, 2022, compared to $121,788 for the year ended December 31, 2021. This decrease was mainly due to reduction from the professional fees related to legal services.

Income taxes. We did not incur income tax expenses for the years ended December 31, 2022 and 2021.

Net loss. For the year ended December 31, 2022, our net loss was $74,708 compared to $121,788 for the year ended December 31, 2021. The decreased loss was primarily due to the decreased operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had current assets of $0, we had liabilities of $177,761, and our working capital deficit was $177,761. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

During fiscal year ended December 31, 2022, we kept our monthly cash flow requirement low for two reasons. First, our sole officer did not draw a salary. Second, we were able to keep our operating expenses to a minimum by operating in space provided at no expense by our sole officer and director.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of approximately $7,430,676. In addition, our current liabilities exceed our current assets by $177,761. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $0 and related to our net loss from continuing operations of $74,708, offset by an increase in other payables of $74,708.

For the year ended December 31, 2021, net cash used in operating activities was $70,079, related to our net loss of $121,788, reduced by an increase in other payables of $51,709.

Investing Activities

For the year ended December 31, 2022, we reported no cash provided by our investing activities. For the year ended December 31, 2021, we reported cash inflow of $119,070 from investing activities due to disposal of our operating subsidiaries.

Financing Activities

For the year ended December 31, 2022, we had no cash inflow from our financing activities. For the year ended December 31, 2021, we reported a cash outflow of $48,991 from our financing activities which was mainly due to distribution of $119,070 as a special dividend to our minority shareholders and a financial support of $70,079 received from our related party.

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

The financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern. The Company has no revenue since January 1, 2020 and has incurred losses to date of approximately $7.4 million. In addition, the Company’s current liabilities exceed its current assets by $177,761. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Going Concern

We incurred net losses of approximately $74,708 for the year ended December 31, 2022. We had an accumulated deficit of approximately $7,430,676 and working capital deficiency of $177,761 as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the year ended December 31, 2022 or December 31, 2021.

Recent Accounting Pronouncements

No accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption until a future date are expected to have a material impact on the Company’s financial statements upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) as of December 31, 2022 and 2021 are appended to this Annual Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2022, management consisted solely of Ramon Lata, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer). Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer) in connection with the review of our financial statements as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of January 23, 2023:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Steven Rudofsky	60	Chief Executive Officer and President	January 23, 2023
Robert Scannell	64	Director, Chief Financial Officer, and Treasurer	January 23, 2023
Andrew Brodkey	66	Director, Chief Operating Officer, and Secretary	January 23, 2023
Shaun Dykes	70	Director, Vice President - Exploration	January 23, 2023
John Moeller	76	Director	January 23, 2023

Directors are elected to serve until the earlier of the election and qualification of their successors, their removal for cause by the shareholders, or their resignation. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for the Company’s executive officers and directors is as follows:

The biographies of the individuals appointed as directors and officers as discussed above follow:

Steven Rudofsky

Mr. Rudofsky, age 60, has been CEO of ICUMO since January 2022. He has been working in upstream and midstream natural resources for over 30 years. After beginning his career at Glencore (then Marc Rich and Co), he held senior and CEO positions at TransCanada Pipeline Ltd, Credit Agricole Investment Bank and Alfa Group of Russia. He is the founder of Talex Commodities, which works with private equity and debt providers, including family offices, to implement innovative financing for the junior mining and oil & gas sectors, including streaming, convertible debt, and royalties. He holds a Bachelor of Arts degree from Clark University and a Juris Doctor degree from Emory University School of Law.

Andrew Brodkey

Mr. Brodkey, age 66, has been the COO of ICUMO since January 2022. He has more than 30 years of experience working with public companies in the mining and metals sector, including roles as VP, General Counsel at Magma Copper; VP of Business Development at BHP Copper; CEO of Pan American Lithium/First Potash Corp; CEO of Zoro Mining Corp; and CEO of Pacific Copper Corp. He was also the Managing Director of the International Mining Group at CB Richard Ellis, where he represented a number of major mining companies in the valuation, marketing and sales of mining projects. He currently acts as a Principal with both Critical Metals Ventures, LLC and Energy Metals Discovery Group LLC, private enterprises dedicated to finding and incubating early-stage copper, lithium, cobalt, vanadium, and titanium projects. He received a Bachelor of Science degree (with distinction) in Mining Engineering from the University of Arizona, and a Juris Doctor degree (cum laude) from Creighton University.

Robert Scannell

Mr. Scannell, age 64, has been the Chief Financial Officer of ICUMO since January 2022. Since 2015 he has been the Managing Partner of Feehan Partners, LP, a private family office. Previously he spent nine years at Merrill Lynch & Co. as a Vice President of Institutional Fixed-Income Sales. Thereafter, he founded Tradewinds Investment Management, LP, which from 1994 to 2015 managed numerous funds investing in emerging markets, natural resources, and distressed assets. Mr. Scannell holds a Bachelor of Arts degree and Master of Business Administration degree from Penn State University, a Master of Science degree from the University of Washington, a Juris Doctor degree from Purdue University, and has been a Chartered Financial Analyst since 1993.

Shaun Dykes

Mr. Dykes, age 70, has been Vice President - Exploration of ICUMO since January 2022. He has been instrumental in the development of the Idaho Copper project, acting as CEO of a predecessor company and as a champion of the project since 1994. He has over 35 years of experience in the management, exploration, and analysis of mineral properties, and has been directly involved in, or responsible for, the discovery of numerous mineral deposits, five of which have been placed into commercial production. Previously, Mr. Dykes spent 15 years as a project geologist with Westmin Resources Ltd., where he managed a variety of early-stage and pre-production projects. He also played a major role in the discovery and development of the Premier open pit deposit (at one time North America's largest gold mine), which required analysis and computerization of an extensive historical database. Mr. Dykes is also the founder of Geologic Systems Ltd, which supplies geological expertise to the mining and exploration community. He holds a Bachelor of Science in Geology and a Master of Science degree in Geological Engineering from Queen's University.

Dr. John Moeller

Dr. Moeller, age 76, has served as a director of ICUMO since 2013. He is an environmental engineer with broad experience in the permitting, development, and regulatory infrastructure of mining projects in Idaho. Since 2010 Dr. Moeller has represented the Idaho Copper project before state, local, and federal agency officials, and has led the project's highly visible environmental assessment process. Previously, he managed water quality and hazardous materials programs at the Idaho Department of Environmental Quality and was awarded an EPA Bronze Medal for his work with hazardous waste and pollution prevention programs. Later in his career he was a Principal at Forsgren Associates, a civil and environmental engineering firm in the western US and served on the board of directors for the Idaho Conservation league. Dr. Moeller earned a PhD in Water Quality/Limnology from Idaho State University, and both a Master of Science (MS) degree in Zoology/Water Quality and a Bachelor of Science in Electrical Engineering in from the University of Kentucky. From 2005-2017 he was on the Adjunct Faculty at Boise State University, where he taught Water Quality Management.

For the fiscal year ended December 31, 2022 and until the consummation of the Exchange on January 23, 2023, the Board of Directors was composed of one member, Ramon Lata, who was appointed effective as of February 3, 2022. Mr. Lata was also appointed as the President, Treasurer and Secretary of the Company. Since December 2021, Ramon Lata has been a vice president at Wilhelmina International, a model and talent agency. Mr. Lata was a vice president at Factor Chosen LLC from April 2015 until September 2017, when it was acquired by MP Management. From September 2017 until November 2019, Mr. Lata was a vice president at Select Model LA., until it was acquired by MP Management.

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

Code of Ethics

On May 11, 2012, our Board of Directors approved a renewed Code of Ethics which is applicable to our officers and senior executives, which include our Chief Financial Officer, Treasurer and Chief Accounting Officer. On January 23, 2023, in connection with the Exchange, the Board adopted a revised and restated Code of Ethics, applicable to all officers and directors. This Code of Ethics embodies the Company’s commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules, and regulations.

The Code of Ethics promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest. It promotes full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and other public communications made by the Company. The Code of Ethics addresses the following areas:

●	Honest and Ethical Conduct

●	Conflicts of Interest

●	Compliance

●	Disclosure

●	Protection and Proper Use of Company Assets

●	Corporate Opportunities

●	Confidentiality

●	Fair Dealing

●	Reporting and Enforcement

This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), 800 W. Main St., Ste 1460, Boise, Idaho 83702.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of all compensation paid to the Company’s executive officers for the last two completed fiscal years. The summary is broken out into two tables below, the first of which is for the Company prior to the Closing (“Pre-Closing”) because the Company’s last two completed fiscal years ended on December 31, 2022, and December 31, 2021. The second summary is for the Company subsequent to the Closing (“Post-Closing”) and the acquisition of ICUMO because ICUMO’s last two completed fiscal years ended on June 30, 2021, and June 30, 2022.

Information in the Pre-Closing table pertains to Jinghe Zhang who was the principal executive officer of the Company until his resignation on February 3, 2022, when Crystal Globe Limited sold 83% of the issued and outstanding shares to JHP. Subsequently, Ramon Lata became the Company’s principal executive officer and principal financial and accounting officer, serving in such capacity without compensation until the Closing. Simultaneous with the Closing, Messrs. Rudofsky, Scannell, Brodkey, and Dykes were appointed as officers of the Company.

Summary Executive Compensation Table 2021-2022 – Pre-Closing

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang President, Chief Executive Officer	2022		$0	—	—	—	—	—	—		$0
	2021	$		—	—	—	—	—	—	$

Raymond Lata, President, Chief Executive Officer	2022		$0	—	—	—	—	—	—		$0
	2021	$		—	—	—	—	—	—	$

Summary Executive Compensation Table 2021-2022 – Post-Closing (1)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Steven Rudofsky President, Chief Executive Officer	2021	$—								$—
	2022	$125,000								$125,000

Robert Scannell Treasurer, Chief Financial Officer	2021	$—								$—
	2022	$100,000								$100,000

Andrew Brodkey, Secretary, Chief Operating Officer	2021	$—								$—
	2022	$92,000								$92,000

Shaun Dykes, Vice President, Exploration (2)	2021	$—						46,282	(2)	$46,282
	2022	$—						245,409	(2)	$245,409

(1)	Compensation paid by ICUMO to Messrs. Rudofsky, Scannell, Brodkey, and Dykes, are for the fiscal years ended June 30, 2022 and 2021, respectively. These are the last two completed fiscal years for ICUMO ended prior to the Closing.

(2)	Dykes Geologic Systems Ltd. (“Geologic Systems”) is 50% owned by Shaun Dykes, President and CEO of the Company, and 50% owned by his spouse. Dykes Geologic Systems Ltd. is the full legal name. That company is also known as Geologic Systems Ltd., which is its trade name. In ICUMO’s fiscal year ended June 30, 2022, the Company paid Geologic Systems $155,854 in exploration fees and $89,555 in salaries and management fees. This is compared with $13,041 for exploration fees and $33,241 paid by the Company to Geologic Systems in ICUMO’s fiscal year ended June 30, 2021.

Option Plan

There were no stock options and no common shares set aside for any stock option plan as of December 31, 2022 for the Company or for ICUMO as of June 30, 2022.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2022 or during the fiscal year ended June 30, 2022, by the executive officers named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

The following is a summary of the compensation paid to directors for the Company’s last completed fiscal year. As stated above, the summary is broken out into two tables below, the first of which is for the Pre-Closing Period and the second of which is for the Post-Closing period. The last completed fiscal year for the Company ended on December 31, 2022, and the last completed fiscal year for ICUMO ended on June 30, 2022.

Summary Director Compensation Table 2022 – Pre-Closing

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jinghe Zhang (1)	$—	—	—	—	—	—	$—
Ramon Lata (1)	$—						$—

(1)	On February 3, 2022, Ramon Lata was appointed as a director, and Jinghe Zhang resigned as a director. Mr. Lata served without compensation as a director until his resignation upon the Closing.

Summary Director Compensation Table 2022 – Post-Closing

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shaun Dykes	$—	—	—	—	—	—	$—
Trevor Burns (1)	$—	—	—	—	—	—	$—
John Moeller	$—						$—
Andrew Brodkey	$—						$—
Robert Scannell	$—						$—

(1)	Mr. Burns resigned as a director of ICUMO on September 12, 2022.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

During the year ended December 31, 2022, the Company did not have any employment agreement with its sole officer and director.

The Company does not currently have employment agreements with any of its executive officers but expects to enter into employment agreements with certain of them in the future.  ICUMO currently has Management Agreements with Steven Rudofsky, Robert Scannell, and Andrew Brodkey.

Mr. Rudofsky and ICUMO entered into a Management Agreement dated January 1, 2022, for a term of one year with automatic renewals for one-year periods at December 31 of each year, subject to renegotiation within 60 days of the end of any one year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Rudofsky is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Rudofsky’s annual base compensation is $250,000, reviewable at least annually, and he may participate in any Company economic benefit plans that exist or may be implemented.

Mr. Scannell and ICUMO entered into a Management Agreement dated January 1, 2022, for a term of one year with automatic renewals for one-year periods at December 31 of each year, subject to renegotiation within 60 days of the end of any one year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Scannell is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Scannell’s annual base compensation is $200,000, reviewable at least annually, and he may participate in any Company economic benefit plans that exist or may be implemented.

Mr. Brodkey and ICUMO entered into a Management Agreement dated December 15, 2021, for a term of one year with automatic renewals for one-year periods on December 31 of each year, subject to renegotiation within 60 days of the end of any one year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Scannell is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Scannell’s annual base compensation is $250,000, payable in a combination of cash, common stock (valued at $0.15 per share) and 5-year warrants (exercisable at $0.15 per share), with payments to be made upon the Company’s raising of certain funding amounts, or “Trigger Amounts,” as stated in Mr. Brodkey’s agreement.

The Company currently has no compensation plans or arrangements.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the most recently completed fiscal years, December 31, 2022 and December 31, 2021, the Company did not have any equity compensation plans and have not maintained any such plans since our inception.

Security Beneficial Ownership Table

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of Common Stock as of March 1, 2023, by (i) each stockholder known by us to be the beneficial owner of more than 5% of Common Stock (the Company’s only class of voting securities), (ii) each of the directors and executive officers, and (iii) all of the directors and executive officers as a group. To the best knowledge of the Company, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To the knowledge of the Company, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Exchange, to the knowledge of the Company, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors
Robert Scannell – Director, Chief Financial Officer, and Treasurer	18,867,334	(2)	8.7%
Steven Rudofsky – Chief Executive Officer and President	22,093,334	(3)	10.4%
Andrew Brodkey – Director, Chief Operating Officer, and Secretary	10,170,934	(4)	4.8%
Shaun Dykes – Director, Vice President -Exploration	8,478,200	(5)	4.0%
John Moeller – Director	2,680,000	(6)	1.3%
All current directors and executive officers as a group (5 persons)	62,289,802		29.2%

5% Stockholders
Multi-Metal Development Limited	128,787,400	(7)	61.4%
JHP Holdings Inc.	16,644,820	(8)	8.2%
Elatam Family Trust	35,443,000	(9)	16.1%

(1)	Unless indicated otherwise, the address of all the persons listed above is c/o the Company at 800 W. Main St, Ste 1460 Boise, ID 83702.
(2)	Consists of: (1) 2,680,000 shares of Common Stock owned by Mr. Scannell and 1,407,000 shares of Common Stock of Feehan Partners LLP (“Feehan”) that Mr. Scannell, as General Partner of Feehan, has discretionary authority to vote and dispose of the shares held by Feehan and may be deemed to be the beneficial owner of these shares; (2) 5,360,000 shares of Common Stock underlying vested options that he holds pursuant to the 2022 Incentive Stock Options; (3) 2,680,000 shares of Common Stock underlying the 2021 Warrants held directly by Mr. Scannell and 1,407,000 shares of Common Stock underlying the 2021 Warrants held by Feehan that Mr. Scannell could be deemed to beneficially own; and (4) 2,666,667shares of Common Stock underlying the 2023 Replacement Warrants and 2,666,667shares of Common Stock underlying the Replacement Note held by Feehan that Mr. Scannell could be deemed to beneficially own.

(3)	Consists of: (1) 11,725,000 shares of Common Stock owned by Mr. Rudofsky; (2) 5,360,000 shares of Common Stock underlying vested options that he holds pursuant to the 2022 Incentive Stock Options; (3) 1,675,000 shares of Common Stock underlying the 2021 Warrants held by Mr. Rudofsky; and (4) 1,666,667 shares of Common Stock underlying the 2023 Replacement Warrants and 1,666,667 shares of Common Stock underlying the Replacement Note held by Mr. Rudofsky.
(4)	Consists of: (1) 1,098,800 shares of Common Stock owned by Mr. Brodkey; (2) 5,360,000 shares of Common Stock underlying vested options that he holds pursuant to the 2022 Incentive Stock Options; (3) 1,098,800 shares of Common Stock underlying the 2021 Warrants held by Mr. Brodkey; and (4) 1,306,667 shares of Common Stock underlying the 2023 Replacement Warrants and 1,306,667 shares of Common Stock underlying the Replacement Note held by Mr. Brodkey.
(5)	Consists of: (1) 1,159,100 shares of Common Stock owned by Mr. Dykes; (2) 5,360,000 shares of Common Stock underlying vested options that he holds pursuant to the 2022 Incentive Stock Options; (3) 1,159,100 shares of Common Stock underlying the 2021 Warrants held by Mr. Dykes; and (4) 400,000 shares of Common Stock underlying the 2023 Replacement Warrants and 400,000 shares of Common Stock underlying the Replacement Note held by Mr. Dykes.
(6)	Consists of 2,680,000 shares of Common Stock underlying vested options that Dr. Moeller holds pursuant to the 2022 Incentive Stock Options.
(7)	Consists of (1) 121,343,700 shares of Common Stock owned by Multi-Metal Development Limited; and (2) 7,443,700 shares of Common Stock underlying the 2021 Warrants held by Multi-Metal Development Limited (“MMD”). MMD is a public company traded on the Toronto Stock Exchange (TSXV: MLY) and the Board of Directors of MMD share voting and dispositive power over the shares of the Company. The address for MMD is 638 Millbank Road Vancouver, BC V5Z 4B7 Canada
(8)	JHP Holdings, Inc. holds a total of 16,644,820 shares of the Company’s common stock. As the shareholder and executive director of JHP Holdings, Inc., Mr. Lata is the beneficial owner of the shares of the Company held by JHP Holdings, Inc. The address for the foregoing entity is 701 S. Carson Street, Suite 200, Carson City, NV, 89701.
(9)	Consists of (1) 17,721,500 shares of Common Stock owned by the Elatam Family Trust; and (2) 17,721,500 shares of Common Stock underlying the 2021 Warrants held by the Elatam Family Trust. As a director of the Elatam Family Trust, Mr. Mohammad Elatam had voting and dispositive power over these shares and may be deemed to be the beneficial owner of such shares.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2022 and 2021, and in which any of the following persons had or will have a direct or indirect material interest.

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

Transaction with Crystal Globe

On November 20, 2020, we entered the Merger Agreement with Crystal Globe Limited, a British Virgin Islands company which is a majority shareholder of Idaho Copper and the other parties signatory thereto. Upon completion of the transactions contemplated by the Merger Agreement, Crystal Globe acquired all our business in consideration for $119,070 in cash. The Company has distributed the cash to its shareholders (other than Crystal Globe) in an amount equal to such shareholder’s proportionate share of the cash consideration based on such shareholders’ percentage of the outstanding common stock of the Company.

Transactions with Jinghe Zhang

During the year ended December 31, 2021, we received financial supports of $66,235 from our former CEO and chairman, Mr. Jinghe Zhang. The loans due to him are for our daily operating activities without interest charge and due on demand. On April 28, 2021, the Company entered into an agreement with Mr. Jinghe Zhang to release the Company from $295,928 of indebtedness owed to him. As of December 31, 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $3,999. Upon the resignation of Mr. Zhang on February 3, 2022, each of the Company and Mr. Zhang released the other from any and all amounts then due.

Transactions with Joway Shengshi

Joway Shengshi was one of the Company’s subsidiaries but has been sold via the Merger Agreement on December 31, 2020. Mr. Jinghe Zhang owns 99% of the equity interest in Joway Shengshi. For the years ended December 31, 2021 and 2020, we received $3,844 and $0 of advances from Joway Shengshi, respectively, for our daily operating activities. On April 28, 2021, Joway Shengshi released the Company from $463,698 of indebtedness owed to it. As of December 31, 2021, the total unpaid principal balance due to Joway Shengshi was $0.

Transactions with JHP

On February 3, 2022, upon the consummation of the transactions contemplated by the Purchase Agreement by and among the Company, Crystal Globe Limited and JHP, JHP purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represented 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by JHP was $100,000. In connection with the acquisition of the 83% by JHP, Jinghe Zhang, the sole officer and director of the Company, resigned and Ramon Lata was appointed as the sole officer and director of the Company.

In connection with the transactions contemplated by the Share Exchange Agreement, prior to the closing, the Company assigned all the amounts owed to a third-party service provider to JHP, the former controlling stockholder of the Company. Pursuant to the terms of this Debt Assignment and Release Agreement, JHP assumed all the outstanding debts of the Company as of January 23, 2023.

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

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2022 and 2021, we incurred aggregate fees and expenses of $10,000 and $10,000, respectively, from HHC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2022 and 2021 were $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 for each fiscal year of 2022 and 2021, respectively.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2022 and 2021.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our Board served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2022. All of the services provided, and fees charged by our independent registered accounting firms in 2022 were approved by the Board.

Our Board has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2022 and 2021 fiscal years. The Board also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2022 and 2021 fiscal years for filing with the SEC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
4.1	Description of Capital Stock*
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2

Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)

10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.5

Option Agreement, dated October 13, 2004, by and between Cumo Molybdenum Mining Inc. and Mosquito Consolidated Gold Mines Limited, as amended January 14, 2005 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.8

Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.9

MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

14.1	Code of Ethics (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023)
21.1	List of Subsidiaries*
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1

Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

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

Date: March 10, 2023

IDAHO COPPER CORPORATION

By:	/s/ Steven Rudofsky
Steven Rudofsky President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 10, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Robert Scannell
Robert Scannell Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Shaun Dykes
Shaun Dykes, Director

By:	/s/ Robert Scannell
Robert Scannell, Director

By:	/s/ Andrew A. Brodkey
Andrew A. Brodkey, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its shareholders. The registrant will not be sending an annual report or proxy material to its shareholders subsequent to the filing of this form.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of

Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (the Company) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2022 and 2021, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring significant losses which resulted significant accumulated deficiency in stockholders’ equity and has a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there ae no critical audit matters.

/s/ HHC

We have served as the Company’s auditor since 2013.

Forest Hills, New York

March 10, 2023

PCAOB ID #5867

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

A S S E T S

CURRENT ASSETS:
Receivable from related party	$-	$-
Total current assets	-	-

Total assets	$-	$-

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Special dividend payable	$-	$-
Other payables	177,761	103,053
Due to related parties	-	3,999
Total current liabilities	177,761	107,052

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 200,000,000 shares authorized; 20,054,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	20,054	20,054
Additional paid-in-capital	7,232,861	7,228,862
Accumulated deficit	(7,430,676)	(7,355,968)
Total stockholders' equity	(177,761)	(107,052)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year ended December 31,
	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

General and administrative expenses	74,708	121,788
OPERATING EXPENSES	74,708	121,788

LOSS FROM OPERATIONS	(74,708)	(121,788)

Other expenses	-	-
OTHER LOSS, NET	-	-

LOSS BEFORE INCOME TAXES	(74,708)	(121,788)

INCOME TAXES	-	-

NET LOSS	(74,708)	(121,788)

OTHER COMPREHENSIVE LOSS	-	-

COMPREHENSIVE LOSS	$(74,708)	$(121,788)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	20,054,000	20,054,000

The accompanying notes are an integral part of these financial statements

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional
	Number	Common	paid-in	Accumulated	Total
	of shares	stock	capital	deficit	equity
BALANCE, December 31, 2020	20,054,000	$20,054	$6,469,236	$(7,234,180)	$(744,890)

Net Loss	-	-	-	(121,788)	(121,788)
Forgiveness of related party debts	-	-	759,626	-	759,626

BALANCE, December 31, 2021	20,054,000	$20,054	$7,228,862	$(7,355,968)	$(107,052)

Net Loss	-	-	-	(74,708)	(74,708)
Forgiveness of related party debts	-	-	3,999	-	3,999

BALANCE, December 31, 2022	20,054,000	$20,054	$7,232,861	$(7,430,676)	$(177,761)

The accompanying notes are an integral part of these financial statements

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(74,708)	$(121,788)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Other payables	74,708	51,709
Net cash used in operating activities	-	(70,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from disposal of subsidiary	-	119,070
Net cash provided by investing activities	-	119,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of special dividend	-	(119,070)
Due to related parties	-	70,079
Net cash used in financing activities	-	(48,991)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Forgiveness of related party debts	$3,999	$759,626

The accompanying notes are an integral part of these financial statements

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

NOTES TO FINANCIAL STATEMENTS

Note 1 – ORGANIZATION

The financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we” and “us”.

Idaho Copper was originally incorporated under the laws of the State of Texas on March 21, 2003. On September 21, 2010, Idaho Copper entered into a Share Exchange Agreement (the “Share Exchange”) with the sole stockholder of Dynamic Elite International Limited. As a result of the Share Exchange, Dynamic Elite became a wholly-owned subsidiary of Idaho Copper and the stockholders of Dynamic Elite acquired approximately 76.08% of the issued and outstanding stock of Idaho Copper. The share exchange transaction resulted in the shareholders of Dynamic Elite acquiring a majority voting interest in Idaho Copper. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in the combined business be treated as the acquirer for accounting purposes. The reverse acquisition process utilized the capital structure of Idaho Copper and the assets and liabilities of Dynamic Elite recorded at historical cost. On December 22, 2010, Idaho Copper changed its jurisdiction of incorporation from the State of Texas to the State of Nevada.

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

On November 20, 2020, Idaho Copper entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Parent”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dynamic Elite (the “Merger”), with Dynamic Elite continuing as the surviving corporation as a wholly-owned subsidiary of Parent. The special committee of the Board of Directors of the Company unanimously approved the Merger Agreement and the transactions contemplated thereby.

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

On December 31, 2020, upon the Company completed the Merger Agreement with Crystal Globe, Idaho Copper became a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On April 28, 2021, Idaho Copper entered into debt release agreements with Mr. Jinghe Zhang and Joway Shengshi Group Co., Ltd. to release the Company from the debts of $295,928 and $463,698, respectively. In connection with the transactions, all obligations owed to Mr. Zhang and Joway Shengshi Group Co., Ltd. from the Company were cancelled and there are no further debts or liabilities owed by the Company to any affiliate or former affiliate of the Company.

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

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for newly issued shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, for the years ended December 31, 2022 and 2021, we incurred net losses of $74,708 and $121,788, respectively. In addition, we reported cash outflow of $0 and $70,079 from our operating activities for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $7.4 million and a net capital deficiency of $177,761. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

Prior to the Merger Agreement (as defined above), with respect to sales of product to both franchisee and non-franchisee customers, the Company transfers control, invoices the customer and recognizes revenue upon shipment to the customer. Sales prices are based on fixed price lists that are different depending on whether the price list is for franchisee customers or for non-franchisee customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

After the consummation of the Merger as of December 31, 2020, the Company did not report any revenue for the years ended December 31, 2022 or 2021.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

No accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption until a future date are expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – OTHER PAYABLES

As of December 31, 2022 and 2021, the Company reported $177,761 and $103,053 as its other payables, respectively. The other payables mainly consist of payables for professional services, including audit, legal, and financial statement filing services.

Note 5 – RELATED PARTY TRANSACTIONS

Payables due to related parties consist of the following:

	December 31,
	2022	2021
Jinghe Zhang	$-	$3,999
Total	$-	$3,999

The amounts owed to related parties are non-interest bearing and have no specified repayment terms.

Transactions with Jinghe Zhang

During the years ended December 31, 2022 and 2021 we received financial supports of $0 and $66,235 from our former CEO and chairman, Mr. Jinghe Zhang. The loans due to him are for our daily operating activities without interest charge and due on demand.

On April 28, 2021, the Company entered into an agreement with Mr. Jinghe Zhang to release the Company from $295,928 of indebtedness owed to him. In January 2022, Mr. Jinghe Zhang released the Company from $3,999 of indebtedness owed to him. As of December 31, 2022 and 2021, the total unpaid principal balance due to Mr. Jinghe Zhang for advances was $0 and $3,999, respectively.

Transactions with Crystal Globe

On November 20, 2020, Idaho Copper entered into a Merger Agreement (the “Merger Agreement”) with Dynamic Elite International Limited, a British Virgin Islands company and a wholly owned subsidiary of the Company (“Dynamic Elite”), Crystal Globe Limited, a British Virgin Islands company (“Crystal Globe”) and Joway Merger Subsidiary Limited, a British Virgin Islands company and a wholly-owned subsidiary of Crystal Globe (“Merger Sub”).

In accordance with the Merger Agreement, Crystal Globe has offered a cash consideration of $0.045 per share for outstanding shares of Idaho Copper’s common stock (the “Merger Consideration”). In January 2021, Idaho Copper had received $119,070 from Crystal Globe and distributed proportionately to the Company’s minority shareholders which represents 2,646,000 shares of Idaho Copper’s common stock. As of December 31, 2022 and 2021, the Company reported no balance due from Crystal Globe.

Note 6 – INCOME TAXES

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

Note 7 – SUBSEQUENT EVENTS

On January 23, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with International CuMo Mining Corporation (“ICUMO”), an Idaho corporation. Pursuant to the terms of the Share Exchange Agreement, the Company’s issued 182,240,000 new shares of Idaho Copper’s common stock to the shareholders of ICUMO in exchange for the ICUMO shareholders transferring all the issued and outstanding shares of common stock of the ICUMO to Idaho Copper. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of Idaho Copper.