Form 10-Q
period 2023-04-30
Idaho Copper Corp
filed 2023-06-14
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended April 30, 2023

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

(f/k/a Joway Health Industries Group Inc.)

Nevada	333-108715	98-0221494
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

800 W. Main Street, Suite 1460, Boise, ID 83702

(Address of Principal Executive Offices)

(208) 274-9220

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐ Note: The Registrant has voluntarily filed all periodic reports under the Securities Exchange Act of 1934 for the preceding 12 months.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act): YES ☐ NO ☒

Securities registered to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 209,337,451 shares issued, issuable, and outstanding as of June 12, 2023.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

April 30, 2023

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Idaho Copper Corporation. Such discussion represents only the best present assessment from our Management.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

(UNAUDITED)

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	April 30,	January 31,
	2023	2023
ASSETS
Current assets
Cash	$116,721	$431,374
Prepaid expenses	23,675	-
Total current assets	140,396	431,374

Deposit	100,000	100,000

Total assets	$240,396	$531,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$283,361	$354,763
Accrued expenses to related parties	130,333	83,333
Accrued interest, current portion	35,268	8,817
Total current liabilities	448,962	446,913
Non-current liabilities
Bond liabilities	3,135,000	3,135,000
Convertible notes payable, net of discounts	286,995	218,429
Accrued interest, non-current portion	1,424,278	1,351,609
Total non-current liabilities	4,846,273	4,705,038
Total liabilities	5,295,235	5,151,951

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 209,337,451 and 208,457,823 shares issued and outstanding, respectively	209,337	208,458
Additional paid-in capital	23,199,083	23,059,223
Accumulated deficit	(28,463,259)	(27,888,258)
Total stockholders’ deficit	(5,054,839)	(4,620,577)

Total liabilities and stockholders’ deficit	$240,396	$531,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30,

(unaudited)

	2023	2022
Revenue	$-	$-

Operating expenses
Professional fees	129,145	94,491
Payroll and related expenses	107,000	14,948
Rent expense	10,500	10,500
Stock-based stock compensation	140,741	-
Other general and administrative expenses	13,770	1,252
Total operating expenses	401,156	121,191

Operating loss	(401,156)	(121,191)

Other expense
Amortization of beneficial conversion feature	(66,679)	-
Interest expense	(107,166)	(102,411)
Total other expense	(173,845)	(102,411)

Net loss	$(575,001)	$(223,602)

Basic and diluted net loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	208,754,327	20,054,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2023 and 2022

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2022	-	$-	20,054,000	$20,054	$232,861	$(8,547,688)	$(8,294,773)
Recapitalization	-	-	182,240,000	182,240	19,378,067	(15,041,100)	4,519,207
Net loss for the period ended April 30, 2022	-	-	-	-	-	(223,602)	(223,602)
Balance, April 30, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(23,812,390)	$(3,999,168)

Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$(27,888,258)	$(4,620,577)
Common stock issued for services	-	-	879,628	879	139,860		140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$(28,463,259)	$(5,054,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30,

(unaudited)

	2023	2022

Cash flows from operating activities:
Net loss	$(575,001)	$(223,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	140,741	-
Amortization of beneficial conversion feature	66,679	-
Recapitalization	-	161,176
Change in assets and liabilities:
Prepaid expenses	(23,675)	-
Accounts payable and accrued expenses	(69,517)	-
Accrued expenses - related party	47,000	-
Accrued interest	99,120	101,611
Net cash provided by (used in) operating activities	(314,653)	39,185

Net increase in cash	(314,653)	39,185

Cash at beginning of period	431,374	217,948

Cash at end of period	$116,721	$257,133

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

April 30, 2023

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we” and “us.”

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

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement (the “RTO”), the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for 182,240,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company. See Note 7.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) following the Exchange, however, as a result of the Exchange, the Company has ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

ICUMO Background

ICUMO is an exploration and development company with mineral right interests in the United States of America. ICUMO was originally incorporated under the laws of Nevada in 2005, as Mosquito Mining Corp. In 2013, the Company was moved to Idaho and the name changed to Idaho CuMo Mining Corporation. In early January 2023 the name was changed to International CuMo Mining Corporation.

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States and at the date of these financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of ICMC to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and has a year-end of January 31. On March 9, 2023, the Company filed with the State of Nevada for a year-end change from December 31 to January 31. The consolidated financial statements are based on the balance sheets and statements of operations of ICUMO on a post-merger basis.

The unaudited condensed consolidated financial statements of the Company for the three month periods ended April 30, 2023, and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of January 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2023, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with US GAAP and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On April 30, 2023, we had $116,721 in cash. Our net loss incurred for the three months ended April 30, 2023 was $575,001 and the working capital deficit was $308,565 on April 30, 2023. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, Compensation – Stock Compensation, and Certain Redeemable Financial Instruments. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels

●	Level one — Quoted market prices in active markets for identical assets or liabilities;
●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 17,960,000 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of April 30, 2023, which were excluded from the net loss per share calculation because the effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of April 30, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended April 30, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt, that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal year 2023. There was no impact to the Company’s consolidated financial statements.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Unproven Mineral Right Interests

The application of the Company’s accounting policy for unproven mineral right interests requires judgment in determining whether it is likely that future economic benefits will flow to the Company, which may be based on assumptions about future events or circumstances. Estimates and assumptions may change if new information becomes available. If, after expenditures are capitalized, information becomes available suggesting that the recovery of the expenditures is unlikely, the amount capitalized is impaired with a corresponding charge to profit or loss in the period in which the new information becomes available.

Title to Unproven Mineral Right Interests

Although the Company has taken steps to verify title to its unproven mineral right interests, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Convertible Debentures

The Company presents convertible debentures separately in its debt and equity components on the statement of financial position. The fair value of a compound instrument at issuance is assigned to its respective debt and equity components. The fair value of the debt component is established first with the equity component being determined by the residual amount.

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date in which they are granted. Estimating fair values for share-based payment transactions requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expenses are recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Unproven Mineral Right Interests

The Company capitalizes into intangible assets all costs, net of any recoveries, of acquiring, exploring, and evaluating an unproven mineral right interest, until the rights to which they relate are placed into production, at which time these deferred costs will be amortized over the estimated useful life of the rights upon commissioning the property, or written-off if the rights are disposed of, impaired or abandoned.

Management reviews the carrying amounts of mineral rights annually or when there are indicators of impairment and will recognize impairment based upon current exploration results and upon assessment of the probability of profitable exploitation of the rights. An indication of impairment includes but is not limited to expiration of the right to explore, substantive expenditure in the specific area is neither budgeted nor planned, and if the entity has decided to discontinue exploration activity in a specific area. Management’s assessment of the mineral right’s fair value is also based upon a review of other mineral right transactions that have occurred in the same geographic area as that of the rights under review.

Costs include the cash consideration and the fair value of shares issued on the acquisition of mineral rights. Rights acquired under option or joint venture agreements, whereby payments are made at the sole discretion of the Company, are not accrued and are only recorded in the accounts when the payments are made. Proceeds from property option payments received by the Company are netted against the deferred costs of the related mineral rights, with any excess being included in operations.

There may be material uncertainties associated with the Company’s title and ownership of its unproven mineral right interests. Ordinarily the Company does not own the land upon which an interest is located, and title may be subject to unregistered prior agreements or transfers or other undetected defects. As of April 30, 2023 and January 31, 2023, the balance of unproven mineral right interests was $0.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Reclamation provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses.

Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant common influence, related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount, which is determined on a cost recovery basis.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature.

If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented.

NOTE 3 – RECLAMATION BONDS AND PROVISIONS

Reclamation Bonds and Provisions

During 2016, the Company entered into a surety agreement that guarantees the reclamation bond on the CuMo Property. In order to maintain the good standing of this surety, the Company is required to make an annual payment of $8,340. The Company has a deposit of $100,000 (as reflected in other assets on the balance sheet) for the reclamation bond which has a face value of $278,000 as determined by the United States Department of Agriculture Forest Service.

The security deposit is refundable when the Company completes the required reclamation clean-up costs.

Although the Company does not anticipate being required to perform significant reclamation activities, to be conservative, it has recorded provisions for estimated reclamation costs based on the assumption that the amounts of the reclamation bonds posted with government authorities and the amount of the non-current deposit (surety deposit), approximate the best estimate of the net present value of expected future reclamation costs that may need to be incurred by the Company.

The estimated reclamation provision is comprised of deposits to the Bureau of Land Management, the United States Forest Service, the third-party provider of the surety, and other agencies for the above properties.

NOTE 4 – CONVERTIBLE NOTES

The Company has $898,000 in convertible secured notes payable at April 30, 2023 as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	Property	1/23/23	7/23/25	$0.10	1,250,000	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	Property	1/23/23	7/23/25	$0.10	873,340	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	Property	1/23/23	7/23/25	$0.10	500,000	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	Property	1/23/23	7/23/25	$0.10	750,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
James Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	Property	1/23/23	7/23/25	$0.10	980,000	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	Property	1/23/23	7/23/25	$0.10	1,126,660	1,126,660	$0.15	1/23/28
Total	$898,000					8,980,000	8,980,000

NOTE 5 – BOND LIABILITIES

The Company has $3,135,000 in bond liabilities as of April 30, 2023 as follows:

	Principal Amount	Note Date	Maturity Date
Yin Yin Silver Limited	$1,250,000	12/21/17	12/21/2024
Barry Swenson	$500,000	12/31/17	12/31/2025
Don H. Adair or Joanne Adair	$125,000	2/15/17	2/15/2024
Joseph Swinford or Danielle Swinford	$50,000	2/15/17	2/15/2024
Brandon Swain or Sierra Swain	$50,000	2/15/17	2/15/2024
Scott Collins or Kendra Collins	$12,500	2/15/17	2/15/2024
Carl Collins or Ellen Collins	$12,500	2/15/17	2/15/2024
Jim Hammerel	$5,000	9/21/2017	9/21/2024
Bret Renaud	$5,000	10/14/2017	10/14/2024
Elatam Group Ltd	$67,000	8/24/2021	5/31/2028
James Hardy	$7,000	8/24/2021	5/31/2028
Acepac Holdings	$1,000,000	8/24/2021	5/31/2028
Rick Ward	$15,000	8/24/2021	5/31/2028
Robert & Joan Sweetman	$10,000	7/1/2018	7/1/2025
Michael Swenson	$10,000	7/1/2018	7/1/2025
Connie Sun	$3,000	7/1/2018	7/1/2025
Elizabeth Enoch	$10,000	8/1/2018	7/1/2025
William C. Stanton and Carol Stanton	$3,000	7/1/2018	7/1/2025
Total	$3,135,000

The maturities of the bond liabilities as of April 30, 2023 are as follows:

2024	$1,510,000
2025	536,000
2026	-
2027	-
2028	1,089,000
Thereafter	-
Total	$3,135,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 31, 2023, the Company issued 879,628 shares of common stock to Brodkey (108,024 shares), Scannell (385,802 shares), Kolodner (192,901 shares), and Rudoksky (192,901 shares) in exchange for the conversion of accrued compensation of $18,000, $62,500, $31,250, and $31,250, respectively. The shares were valued at fair value at $0.162 per share. See Note 7.

As of April 30, 2023, the Company has accrued compensation of $130,333 for its officers. The Company compensated its officers $166,800 for the three months ended April 30, 2023.

On January 23, 2023, the Company issued convertible notes payable to the following: Steven Rudofsky (“Rudofsky”), Chairman and CEO, for $125,000; Feehan Partners LP (“Feehan”), controlled by Robert Scannell, CFO and Director, for $87,334 and $112,666; Andrew Brodkey (“Brodkey”). COO and Director, for $98,000; and Shaun Dykes (“Dykes”), Vice President and Director, for $150,000 (issued to Dykes and related parties to Dykes).

On March 22, 2023, Dykes resigned as Director.

As of April 30, 2023, the Company has payables of $54,000 to Brodkey.

For the three months ended April 30, 2023, and 2022, the Company compensated Dykes, through his consulting firm, $36,224 and $62,500, respectively, in consulting fees.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized share capital of 10,000,000 shares of preferred stock with par value of $0.001.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

On January 23, 2023, the Company issued 182,240,000 for the transaction with ICUMO (see Note 1).

On January 23, 2023, the Company issued 5,467,200 shares of common stock to Newbridge Securities and affiliates for investment banking services related to the Company’s transaction with ICUMO. The shares were valued at $0.15 per share or $820,080.

On January 23, 2023, the Company issued 446,623 shares of common stock to Steven Delonga and John Hedges for services. The shares were valued at $0.15 per share or $66,993.

On January 23, 2023, the Company issued 250,000 shares of common stock to David Lubin for legal services. The shares were valued at $0.15 per share or $37,500.

On March 31, 2023, the Company issued 879,628 shares of common stock to Brodkey (108,024 shares), Scannell (385,802 shares), Kolodner (192,901 shares), and Rudofsky (192,901 shares) in exchange for the conversion of accrued compensation of $18,000, $62,500, $31,250, and $31,250, respectively. The shares were valued at $0.162 per share. See Note 7.

As of April 30, 2023, the Company had 209,337,451 shares issued and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors and employees, based on milestones. As of April 30, 2023, and January 31, 2023, 24,254,000 options have vested. The exercise price for the options is $0.125 and they expire on December 31, 2027.

Warrants

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the warrants for common stock from ICUMO to the Company, as consented by the parties. These warrants were related to a private placement memorandum for ICUMO in May 2022 and June 2022. As of April 30, 2023, and January 31, 2023, 41,540,000 warrants are outstanding. The exercise price for the warrants are $0.15 and they expire on May 11, 2027.

As of April 30, 2023, the Company had 1,796,000 warrants outstanding with a strike price of $0.15, which relate to the convertible notes (see Note 4).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

During 2016, the Company entered into a surety agreement that guarantees the reclamation bond on the CuMo Property. In order to maintain the good standing of this surety, the Company is required to make an annual payment of $8,340. The Company has a deposit of $100,000 for the reclamation bond which has a face value of $278,000 as determined by the United States Department of Agriculture Forest Service.

NOTE 9 – INCOME TAXES

As of April 30, 2023, and 2022, the Company has net operating loss carry forwards of $510,754 and $0, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal year 2023), as follows:

	April 30,	April 30,
	2023	2022
Tax expense (benefit) at the statutory rate	$(91,195)	$(46,956)
State income taxes, net of federal income tax benefit	(21,713)	(11,180)
Change in valuation allowance	112,908	58,137
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at April 30, 2023 are as follows:

	April 30,	April 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$510,754	$-
Timing differences	-	-
Total gross deferred tax assets	510,754	-
Less: Deferred tax asset valuation allowance	(510,754)	-
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $510,754 and $0 as of April 30, 2023, and 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 8-K, 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements filed on our Form 8-K on January 27, 2023, our 2022 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Nature of Operations

The Company is in the process of exploring its mineral right interests in the United States and at the date of these financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of ICMC to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral right interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

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

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the TRS was prepared by Shaun M. Dykes, M. Sc. (Eng), P.Geo of Geologic Systems, Ltd. Mr. Dykes is also serving as a technical advisor to the registrant. Mr. Dykes meets the qualifications specified under the definition of “qualified person” under Item 1300 of Regulation S-K.

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

No assurances can be given that any of these plans will come to fruition or that if implemented they will necessarily yield positive results.

Independent Valuation

On March 3, 2023, an independent valuation firm issued a valuation of the assets, specifically the CuMo project in Boise County, Idaho, acquired by the Company in the ICUMO transaction. The CuMo project is a molybdenum-copper deposit that will be developed as an open pit mining operation. The fair market value of the assets were $23,919,754.

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

On February 7, 2023, the Board and the holder of 121,343,700 shares of Common Stock, representing approximately 59.98% of the Company’s voting equity, approved by written consent, in accordance with the applicable provisions of Nevada law, the execution and filing of the Amendment with the Nevada Secretary of State, to effect the change of the Company’s name from “Joway Health Industries Group Inc.” to “Idaho Copper Corporation.” On March 9, 2023, the Company filed the Amendment with the Nevada Secretary of State, with immediate effect.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the three months ended April 30, 2023, compared to the three months ended April 30, 2022

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $401,155 for the three months ended April 30, 2023, compared to $121,191 for the three months ended April 30, 2022. The primary increase is related to stock-based compensation of $140,741 and payroll and related items of $107,000 for the three months ended April 30, 2023.

Other Income / Expenses

The Company had other expenses of $173,845 for the three months ended April 30, 2023, compared to $102,411 for the three months ended April 30, 2022.

Net Loss

The Company had a net loss of $575,001 for the three months ended April 30, 2023, compared to $223,602 for the three months ended April 30, 2022.

Liquidity and Capital Resources

As of April 30, 2023, the Company had cash of $116,721. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $314,653 for the three months ended April 30, 2023, compared to cash provided of $39,185 for the same period in 2022.

We used cash in investing for financing activities of $0 for the three months ended April 30, 2023, compared to $0 for the same period in 2022.

We had cash provided by financing activities for the three months ended April 30, 2023, of $0 compared to $0 for the same period in 2022.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information that it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer / Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

●	The Company does not have a majority of independent directors;
●	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes; and
●	To remediate our internal control weaknesses, management intends to implement the following measures: as funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements; the Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Limitations on the Effectiveness of Controls

The Company’s officers do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. With the transaction with ICUMO, the Company has an independent accounting company which has provided a separation of duties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2023, the Company issued 446,623 shares of common stock to Steven Delonga and John Hedges for services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 3, 2023, the Company issued 250,000 shares of common stock to David Lubin for legal services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 31, 2023, the Company issued 879,628 shares of common stock to Brodkey (108,024 shares), Scannell (385,802 shares), Kolodner (192,901 shares), and Rudofsky (192,901 shares) in exchange for the conversion of accrued compensation of $18,000, $62,500, $31,250, and $31,250, respectively. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

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

Item 5. Other Information

None.

Item 6. Exhibits

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

10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
14.1	Code of Ethics (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023)

21.1	List of Subsidiaries*
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1	Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
99.1	Audited Financial Statements for Idaho Copper Corporation for the Year Ended January 31, 2023

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Steven Rudofsky	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2023
Steven Rudofsky

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2023
Robert Scannell

