Form 10-Q
period 2023-07-31
Idaho Copper Corp
filed 2023-09-05
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 1, 2023, the issuer had 209,337,451 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

July 31, 2023

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Idaho Copper Corporation. Any forward-looking statement made by us in this Form 10Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

(UNAUDITED)

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Balance Sheet

(unaudited)

	July 31,	January 31,
	2023	2023
ASSETS
Current assets
Cash	$52,940	$431,374
Prepaid expenses	27,321	-
Total current assets	80,261	431,374

Deposit	100,000	100,000

Total assets	$180,261	$531,374

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$321,332	$354,763
Accrued expenses to related parties	315,333	83,333
Accrued interest, current portion	35,268	8,817
Total current liabilities	671,933	446,913
Non-current liabilities
Bond liabilities	3,135,000	3,135,000
Convertible notes payable, net of discounts	464,233	218,429
Accrued interest, non-current portion	1,447,618	1,351,609
Total non-current liabilities	5,046,851	4,705,038
Total liabilities	5,718,784	5,151,951

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 209,337,451 and 208,457,823 shares issued and outstanding, respectively	209,337	208,458
Additional paid-in capital	23,302,929	23,059,223
Accumulated deficit	(29,050,789)	(27,888,258)
Total stockholders’ deficit	(5,538,523)	(4,620,577)

Total liabilities and stockholders’ deficit	$180,261	$531,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	127,656	23,065	256,801	117,556
Payroll and related expenses	250,000	402,321	357,000	417,269
Rent expense	10,500	19,500	21,000	30,000
Stock-based stock compensation	-	-	140,741	-
Other general and administrative expenses	10,784	633	24,554	1,885
Total operating expenses	398,940	445,519	800,096	566,710

Operating loss	(398,940)	(445,519)	(800,096)	(566,710)

Other income (expense)
Amortization of beneficial conversion feature	(68,567)	-	(135,246)	-
Amortization of debt discount	(11,317)	-	(11,317)	-
Gain on liabilities written off	-	144,087	-	144,087
Gain on sale of property	-	200,458	-	200,458
Interest expense	(108,707)	(92,929)	(215,873)	(195,340)
Total other income (expense)	(188,590)	251,616	(362,435)	149,205

Net loss	$(587,530)	$(193,903)	$(1,162,531)	$(417,505)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	209,337,451	20,054,000	209,050,721	20,054,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2023 and 2022

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2022	-	$-	20,054,000	$20,054	$232,861	$(8,547,688)	$(8,294,773)
Recapitalization	-	-	182,240,000	182,240	19,378,067	(15,041,100)	4,519,207
Net loss for the period ended April 30, 2022	-	-	-	-	-	(223,602)	(223,602)
Balance, April 30, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(23,812,390)	$(3,999,167)
Net loss for the period ended July 31, 2022	-	-	-	-	-	(193,903)	(193,903)
Balance, July 31, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(24,006,293)	$(4,193,070)

Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$(27,888,258)	$(4,620,577)
Common stock issued for services	-	-	879,628	879	139,860	-	140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$(28,463,259)	$(5,054,839)
Warrants issued	-	-	-	-	103,846	-	103,846
Net loss for the period ended July 31, 2023	-	-	-	-	-	(587,530)	(587,530)
Balance, July 31, 2023	-	$-	209,337,451	$209,337	$23,302,929	$(29,050,789)	$(5,538,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended July 31,

(unaudited)

	2023	2022

Cash flows from operating activities:
Net loss	$(1,162,531)	$(417,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	140,741	-
Amortization of beneficial conversion feature	135,246	-
Amortization of debt discount	11,317	-
Gain on sale of property	-	(200,458)
Gain on liabilities written off	-	(144,087)
Recapitalization	-	(139,975)
Change in assets and liabilities:
Prepaid expenses	(27,321)	(336,585)
Accounts payable and accrued expenses	(33,433)	-
Accrued expenses - related party	233,887	527,427
Accrued interest	122,460	312,139
Net cash used in operating activities	(579,634)	(399,044)

Cash flows from financing activities:
Proceeds from convertible notes payable	201,200	-
Proceeds from debentures	-	250,000
Net cash provided by financing activities	201,200	250,000

Net decrease in cash	(378,434)	(149,044)

Cash at beginning of period	431,374	217,948

Cash at end of period	$52,940	$68,904

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

July 31, 2023

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

ICUMO Background

ICUMO is an exploration and development company with mineral right interests in the United States of America. ICUMO was originally incorporated under the laws of Nevada in 2005, as Mosquito Mining Corp. In 2013, the Company was moved to Idaho and the name changed to Idaho CuMo Mining Corporation. In early February 2023 the name was changed to Idaho Copper Corporation.

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States and at the date of these financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

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

The unaudited condensed consolidated financial statements of the Company for the six month periods ended July 31, 2023, and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of January 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2023, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On July 31, 2023, we had $52,940 in cash. Our net loss incurred for the six months ended July 31, 2023 was $1,162,531 and the working capital deficit was $591,672 on July 31, 2023. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 19,928,262 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of July 31, 2023, which were excluded from the net loss per share calculation because the effect would be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of July 31, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended July 31, 2023.

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

There may be material uncertainties associated with the Company’s title and ownership of its unproven mineral right interests. Ordinarily the Company does not own the land upon which an interest is located, and title may be subject to unregistered prior agreements or transfers or other undetected defects. As of July 31, 2023, and January 31, 2023, the balance of unproven mineral right interests was $0.

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

Reclamation provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of July 31, 2023, there are no costs as production has not yet commenced.

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

NOTE 4 – CONVERTIBLE NOTES

The Company has $1,099,200 in convertible secured notes payable at July 31, 2023 as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	Property	1/23/23	7/23/25	$0.10	1,250,000	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	Property	1/23/23	7/23/25	$0.10	873,340	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	Property	1/23/23	7/23/25	$0.10	500,000	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	Property	1/23/23	7/23/25	$0.10	750,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
James Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	Property	1/23/23	7/23/25	$0.10	980,000	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	Property	1/23/23	7/23/25	$0.10	1,126,660	1,126,660	$0.15	1/23/28
Gil Atzmon	$102,200	Property	5/8/23	11/8/25	$0.23	440,000	550,000	$0.23	5/8/26
Jon Powell	$100,000	Property	5/8/23	11/8/25	$0.23	434,783	543,479	$0.23	5/8/26
Total	$1,099,200					9,854,783	10,073,479

There are debt discounts and beneficial conversion features on the above notes payable of $634,967.

NOTE 5 – BOND LIABILITIES

The Company has $3,336,200 in bond liabilities as of July 31, 2023, as follows:

	Principal Amount	Note Date	Maturity Date
Yin Yin Silver Limited	$1,250,000	12/21/17	12/21/2024
Barry Swenson	$500,000	12/31/17	12/31/2025
Don H. Adair or Joanne Adair	$125,000	2/15/17	2/15/2024
Joseph Swinford or Danielle Swinford	$50,000	2/15/17	2/15/2024
Brandon Swain or Sierra Swain	$50,000	2/15/17	2/15/2024
Scott Collins or Kendra Collins	$12,500	2/15/17	2/15/2024
Carl Collins or Ellen Collins	$12,500	2/15/17	2/15/2024
Jim Hammerel	$5,000	9/21/2017	9/21/2024
Bret Renaud	$5,000	10/14/2017	10/14/2024
Elatam Group Ltd	$67,000	8/24/2021	5/31/2028
James Hardy	$7,000	8/24/2021	5/31/2028
Acepac Holdings	$1,000,000	8/24/2021	5/31/2028
Rick Ward	$15,000	8/24/2021	5/31/2028
Robert & Joan Sweetman	$10,000	7/1/2018	7/1/2025
Michael Swenson	$10,000	7/1/2018	7/1/2025
Connie Sun	$3,000	7/1/2018	7/1/2025
Elizabeth Enoch	$10,000	8/1/2018	7/1/2025
William C. Stanton and Carol Stanton	$3,000	7/1/2018	7/1/2025
Total	$3,135,000

The maturities of the bond liabilities as of July 31, 2023 are as follows:

2024	$1,510,000
2025	536,000
2026	-
2027	-
2028	1,089,000
Thereafter	-
Total	$3,135,000

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

As of July 31, 2023, the Company has accrued compensation of $315,333 for its officers. The Company compensated its officers $357,000 for the six months ended July 31, 2023.

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

On March 22, 2023, Dykes resigned as Director.

As of July 31, 2023, the Company has payables of $54,000 to Brodkey.

For the six months ended July 31, 2023, and 2022, the Company compensated Dykes, through his consulting firm, $125,000 and $155,423, respectively, in consulting fees.

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

As of July 31, 2023, the Company had 209,337,451 shares issued and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors and employees, based on milestones. As of July 31, 2023, and January 31, 2023, 24,254,000 options have vested. The exercise price for the options is $0.125 and they expire on December 31, 2027.

Warrants

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the warrants for common stock from ICUMO to the Company, as consented by the parties. These warrants were related to a private placement memorandum for ICUMO in May 2022 and June 2022. As of July 31, 2023, and January 31, 2023, 41,540,000 warrants are outstanding. The exercise price for the warrants are $0.15 and they expire on May 11, 2027.

On May 8, 2023, as part of two convertible notes (see Note 4), the Company issued 1,093,479 warrants with an exercise price of $0.23. The warrants expire on May 8, 2026

As of July 31, 2023, the Company had 1,796,000 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), and 1,093,479 warrants outstanding with an exercise price of $0.23, which relate to the convertible notes dated May 8, 2023 (see Note 4).

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

NOTE 9 – INCOME TAXES

As of July 31, 2023, and 2022, the Company has net operating loss carry forwards of $625,405 and $0, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2023 and 2022), as follows:

	July 31,	July 31,
	2023	2022
Tax expense (benefit) at the statutory rate	$(183,798)	$(87,676)
State income taxes, net of federal income tax benefit	(43,761)	(20,875)
Change in valuation allowance	227,559	108,551
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at July 31, 2023 and 2022 are as follows:

	July 31,	July 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$625,405	$-
Timing differences	-	-
Total gross deferred tax assets	625,405	-
Less: Deferred tax asset valuation allowance	(625,405)	-
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $625,405 and $0 as of July 31, 2023, and 2022, respectively.

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of our management. All forward-looking statements made by us in this Form 10-Q are based only on information currently available to us and speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 8-K, 10-K and 10-Q.

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

Nature of Operations

The Company is in the process of exploring its mineral right interests in the United States and at the date of these financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral right interests. The ability of the Company to realize its investment in resource properties is contingent upon the maintenance and integrity of the Company’s title to such properties.

Mining Property

To determine material mining operations in accordance with subpart 1300 of SEC Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this Report, its sole material mining operation is the CuMo Project. The Company will update its assessment of individual material mines on an annual basis.

The information relating to such sole material mining operation is contained in the technical report summary (“TRS”) relating to the CuMo Project prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Reference should be made to the full text of the TRS, a copy of which was filed as Exhibit 96.1 to the Current Report on Form 8-K, dated January 27, 2023.

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

Results of Operations

For the three months ended July 31, 2023, compared to the three months ended July 31, 2022

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $398,940 for the three months ended July 31, 2023, compared to $446,520 for the three months ended July 31, 2022.

Other Income / Expenses

The Company had other expenses of $188,530 for the three months ended July 31, 2023, compared to $251,616 of income for the three months ended July 31, 2022.

Net Loss

The Company had a net loss of $587,530 for the three months ended July 31, 2023, compared to $194,904 for the three months ended July 31, 2022.

For the six months ended July 31, 2023, compared to the six months ended July 31, 2022

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $800,096 for the six months ended July 31, 2023, compared to $566,711 for the six months ended July 31, 2022. The primary increase is related to stock-based compensation of $140,741 compared to $0 for the six months ended July 31, 2023.

Other Income / Expenses

The Company had other expenses of $362,435 for the six months ended July 31, 2023, compared to $149,206 of income for the six months ended July 31, 2022.

Net Loss

The Company had a net loss of $1,162,531 for the six months ended July 31, 2023, compared to $417,505 for the six months ended July 31, 2022.

Liquidity and Capital Resources

As of July 31, 2023, the Company had cash of $52,940. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $579,634 for the six months ended July 31, 2023, compared to cash used of $399,044 for the same period in 2022.

We used cash in investing for financing activities of $0 for the six months ended July 31, 2023, compared to $0 for the same period in 2022.

We had cash provided by financing activities for the six months ended July 31, 2023, of $201,200 compared to $250,000 for the same period in 2022.

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

Item 4. Mine Safety Disclosures

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

SIGNATURE	TITLE	DATE

/s/ Steven Rudofsky	President and Chief Executive Officer (Principal Executive Officer)	September 1, 2023
Steven Rudofsky

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 1, 2023
Robert Scannell

