Form 10-Q
period 2023-10-31
Idaho Copper Corp
filed 2023-12-20
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended October 31, 2023

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

(208) 274-9220

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	COPR	OTC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 20, 2023, the issuer had 214,647,731 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

October 31, 2023

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements for Idaho Copper Corporation. Any forward-looking statement made by us in this Form 10Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

(UNAUDITED)

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	October 31, 2023	January 31, 2023
ASSETS
Current assets
Cash	$17,714	$431,374
Prepaid expenses	24,472	-
Total current assets	42,186	431,374

Deposit	100,000	100,000

Total assets	$142,186	$531,374

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$477,791	$354,763
Accrued expenses to related parties	293,752	83,333
Accrued interest, current portion	42,347	8,817
Total current liabilities	813,890	446,913
Non-current liabilities
Bond liabilities	3,135,000	3,135,000
Convertible notes payable, net of discounts	544,116	218,429
Accrued interest, non-current portion	1,499,078	1,351,609
Total non-current liabilities	5,178,194	4,705,038
Total liabilities	5,992,084	5,151,951

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at October 31, 2023 and January 31, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 213,181,524 and 208,457,823 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	213,182	208,458
Additional paid-in capital	23,568,169	23,059,223
Accumulated deficit	(29,631,249)	(27,888,258)
Total stockholders’ deficit	(5,849,898)	(4,620,577)

Total liabilities and stockholders’ deficit	$142,186	$531,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	100,821	117,344	357,622	234,900
Payroll and related expenses	282,500	104,771	639,500	522,040
Rent expense	10,500	-	31,500	30,000
Stock-based stock compensation	-	-	140,741	-
Other general and administrative expenses	42,905	10,070	67,458	11,955
Total operating expenses	436,726	232,184	1,236,821	798,895

Operating loss	(436,726)	(232,184)	(1,236,821)	(798,895)

Other income (expense)
Amortization of beneficial conversion feature	(68,566)	-	(203,812)	-
Amortization of debt discount	(11,316)	-	(22,633)	-
Gain on liabilities written off	-	-	-	144,087
Gain on sale of property	-	-	-	200,458
Interest expense	(63,851)	(400)	(279,725)	(195,740)
Total other income (expense)	(143,733)	(401)	(506,170)	148,806

Net loss	$(580,459)	$(232,584)	$(1,742,990)	$(650,089)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Basic and diluted weighted average common shares outstanding	210,365,353	20,054,000	210,175,251	20,054,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2023 and 2022

(unaudited)

					Additional	Accumu-
	Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2022	-	$-	20,054,000	$20,054	$232,861	$(8,547,688)	$(8,294,773)
Common stock issued for ICUMO	-	-		-		-	-
Recapitalization	-	-	182,240,000	182,240	19,378,067	(15,041,100)	4,519,207
Net loss for the period ended April 30, 2022	-	-	-	-	-	(223,602)	(223,602)
Balance, April 30, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(23,812,390)	$(3,999,167)
Net loss for the period ended July 31, 2022	-	-	-	-	-	(193,903)	(193,903)
Balance, July 31, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(24,006,293)	$(4,193,070)
Net loss for the period ended October 31, 2022	-	-	-	-	-	(232,584)	(232,584)
Balance, October 31, 2022	-	$-	202,294,000	$202,294	$19,610,928	$(24,432,780)	$(4,619,558)

Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$(27,888,258)	$(4,620,577)
Common stock issued for services	-	-	879,628	879	139,860	-	140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$(28,463,259)	$(5,054,839)
Warrants issued	-	-	-	-	103,846	-	103,846
Net loss for the period ended July 31, 2023	-	-	-	-	-	(587,532)	(587,532)
Balance, July 31, 2023	-	$-	209,337,451	$209,337	$23,302,929	$(29,050,790)	$(5,538,525)
Conversion of liabilities to common stock	-	-	3,844,073	3,845	265,240	-	269,085
Net loss for the period ended October 31, 2023	-	-	-	-	-	(580,459)	(580,459)
Balance, October 31, 2023	-	$-	213,181,524	$213,182	$23,568,169	$(29,631,249)	$(5,849,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended October 31,

(unaudited)

	2023	2022

Cash flows from operating activities:
Net loss	$(1,742,990)	$(650,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	140,741	-
Amortization of beneficial conversion feature	203,812	-
Amortization of debt discount	22,633	-
Gain on sale of property	-	(200,458)
Gain on liabilities written off	-	(144,087)
Recapitalization	-	(139,975)
Change in assets and liabilities:
Other receivable	-	(82,942)
Prepaid expenses	(24,472)	-
Accounts payable and accrued expenses	123,030	(56,132)
Accrued expenses - related party	481,386	527,427
Accrued interest	180,999	303,574
Net cash used in operating activities	(614,860)	(442,683)

Cash flows from financing activities:
Proceeds from convertible notes payable	201,200	-
Proceeds from debentures	-	250,000
Net cash provided by financing activities	201,200	250,000

Net decrease in cash	(413,660)	(192,683)

Cash at beginning of period	431,374	217,948

Cash at end of period	$17,714	$25,265

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of liabilities into common stock	$269,085	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

October 31, 2023

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The accompanying condensed consolidated financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we” and “us.”

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

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement (the “RTO”), the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for 182,240,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company. See Note 7. For financial reporting purposes, the acquisition of ICUMO and the change of control in connection with the acquisition represented a “reverse merger” and ICUMO is deemed to be the accounting acquirer in the transaction. ICUMO is the acquirer for financial reporting purposes, and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of ICUMO.

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

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States and at the date of these condensed consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and has a year-end of January 31. On March 9, 2023, the Company filed with the State of Nevada for a year-end change from December 31 to January 31. The condensed consolidated financial statements are based on the balance sheets and statements of operations of ICUMO on a post-merger basis.

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended October 31, 2023, and 2022 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2023, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, presented in accordance with US GAAP and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On October 31, 2023, we had $17,714 in cash. Our net loss incurred for the nine months ended October 31, 2023 was $1,742,991 and the working capital deficit was $771,704 on October 31, 2023. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. As of October 31, 2023, and 2022, the Company’s cash balances did not exceed the insurance limits, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, Compensation – Stock Compensation, and Certain Redeemable Financial Instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under US GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 19,928,262 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of October 31, 2023, which were excluded from the net loss per share calculation because the effect would be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of October 31, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and nine months ended October 31, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20, Debt, that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal year 2023. There was no impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

Convertible Debentures

The Company presents convertible debentures separately in its debt and equity components within the condensed balance sheet. The fair value of a compound instrument at issuance is assigned to its respective debt and equity components. The fair value of the debt component is established first with the equity component being determined by the residual amount.

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

There may be material uncertainties associated with the Company’s title and ownership of its unproven mineral right interests. Ordinarily the Company does not own the land upon which an interest is located, and title may be subject to unregistered prior agreements or transfers or other undetected defects. As of October 31, 2023, and January 31, 2023, the balance of unproven mineral right interests was $0.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Reclamation provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of October 31, 2023, there are no costs as production has not yet commenced.

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

If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other US GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

NOTE 4 – CONVERTIBLE NOTES

The Company has $1,099,200 in convertible secured notes payable at October 31, 2023 as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	Property	1/23/23	7/23/25	$0.10	1,250,000	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	Property	1/23/23	7/23/25	$0.10	873,340	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	Property	1/23/23	7/23/25	$0.10	500,000	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	Property	1/23/23	7/23/25	$0.10	750,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
James Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	Property	1/23/23	7/23/25	$0.10	980,000	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	Property	1/23/23	7/23/25	$0.10	1,126,660	1,126,660	$0.15	1/23/28
Gil Atzmon	$102,200	Property	5/8/23	11/8/25	$0.23	440,000	550,000	$0.23	5/8/26
Jon Powell	$100,000	Property	5/8/23	11/8/25	$0.23	434,783	543,479	$0.23	5/8/26
Total	$1,099,200					9,854,783	10,073,479

There are debt discounts and beneficial conversion features on the above notes payable of $464,233.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of October 31, 2023, as follows:

	Principal Amount	Note Date	Maturity Date
Yin Yin Silver Limited	$1,250,000	12/21/17	12/21/2024
Barry Swenson	$500,000	12/31/17	12/31/2025
Don H. Adair or Joanne Adair	$125,000	2/15/17	2/15/2025 (a)
Joseph Swinford or Danielle Swinford	$50,000	2/15/17	2/15/2025 (a)
Brandon Swain or Sierra Swain	$50,000	2/15/17	2/15/2025 (a)
Scott Collins or Kendra Collins	$12,500	2/15/17	2/15/2025 (a)
Carl Collins or Ellen Collins	$12,500	2/15/17	2/15/2025 (a)
Jim Hammerel	$5,000	9/21/2017	9/21/2024
Bret Renaud	$5,000	10/14/2017	10/14/2024
Elatam Group Ltd	$67,000	8/24/2021	5/31/2028
James Hardy	$7,000	8/24/2021	5/31/2028
Acepac Holdings	$1,000,000	8/24/2021	5/31/2028
Rick Ward	$15,000	8/24/2021	5/31/2028
Robert & Joan Sweetman	$10,000	7/1/2018	7/1/2025
Michael Swenson	$10,000	7/1/2018	7/1/2025
Connie Sun	$3,000	7/1/2018	7/1/2025
Elizabeth Enoch	$10,000	8/1/2018	7/1/2025
William C. Stanton and Carol Stanton	$3,000	7/1/2018	7/1/2025
Total	$3,135,000

(a)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification.

The maturities of the bond liabilities as of October 31, 2023 are as follows:

2024	$1,510,000
2025	536,000
2026	-
2027	-
2028	1,089,000
Thereafter	-
Total	$3,135,000

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

As of October 31, 2023, the Company has accrued compensation of $293,752 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $357,000 for the nine months ended October 31, 2023.

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

On March 22, 2023, Dykes resigned as Director.

As of October 31, 2023, the Company has payables of $54,300 to Brodkey.

For the nine months ended October 31, 2023, and 2022, the Company compensated Shaun Dykes, through his consulting firm, $261,860 and $225,873, respectively, in consulting fees.

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

On August 19, 2023, the Company issued 3,844,073 shares of common stock to Brodkey (326,190 shares), Scannell (1,190,471 shares), Kolodner (595,236 shares), Rudofsky (595,236 shares), employees and consultants (1,136,940 shares) in exchange for the conversion of accrued compensation of $22,833, $83,333, $41,667, $41,667, and $79,583, respectively.

As of October 31, 2023, the Company had 213,181,524 shares issued and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors and employees, based on milestones. As of October 31, 2023, and January 31, 2023, 24,254,000 options have vested. The exercise price for the options is $0.125 and they expire on December 31, 2027.

Warrants

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the warrants for common stock from ICUMO to the Company, as consented by the parties. These warrants were related to a private placement memorandum for ICUMO in May 2022 and June 2022. As of October 31, 2023, and January 31, 2023, 41,540,000 warrants are outstanding. The exercise price for the warrants are $0.15 and they expire on May 11, 2027.

On May 8, 2023, as part of two convertible notes (see Note 4), the Company issued 1,093,479 warrants with an exercise price of $0.23. The warrants expire on May 8, 2026.

On August 14, 2023, as part of an investment, the Company issued 62,500 warrants with an exercise price of $0.24. The warrants expire on August 14, 2026.

As of October 31, 2023, the Company had 1,858,500 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), and 1,093,479 warrants outstanding with an exercise price of $0.23, which relate to the convertible notes dated May 8, 2023 (see Note 4).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

NOTE 9 – INCOME TAXES

As of October 31, 2023, and January 31, 2023, the Company has net operating loss carry forwards of $357,709 and $0, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2024 and 2023), as follows:

	October 31, 2023	January 31, 2023
Tax expense (benefit) at the statutory rate	$(288,919)	$(136,519)
State income taxes, net of federal income tax benefit	(68,790)	(32,504)
Change in valuation allowance	357,709	169,023
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at October 31, 2023 and January 31, 2023 are as follows:

	October 31, 2023	January 31, 2023
Deferred tax assets:
Net operating loss carryforward	$357,709	$-
Timing differences	-	-
Total gross deferred tax assets	357,709	-
Less: Deferred tax asset valuation allowance	(357,709)	-
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $357,709 and $0 as of October 31, 2023, and January 31,2023, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements.

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

This discussion should be read in conjunction with our financial statements filed on our Form 8-K on January 27, 2023, our 2022 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Nature of Operations

The Company is in the process of exploring its mineral right interests in the United States and at the date of these condensed consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral right interests. The ability of the Company to realize its investment in resource properties is contingent upon the maintenance and integrity of the Company’s title to such properties.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and nine months ended October 31, 2023, and 2022, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $29,631,249 from its inception to October 31, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended October 31, 2023, compared to the three months ended October 31, 2022

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $436,726 for the three months ended October 31, 2023, compared to $232,184 for the three months ended October 31, 2022.

Other Income / Expenses

The Company had other expenses of $143,733 for the three months ended October 31, 2023, compared to $401 of income for the three months ended October 31, 2022.

Net Loss

The Company had a net loss of $580,459 for the three months ended October 31, 2023, compared to $232,584 for the three months ended October 31, 2022.

For the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,236,821 for the nine months ended October 31, 2023, compared to $798,895 for the nine months ended October 31, 2022. The primary increase is related to stock-based compensation of $140,741 compared to $0 for the nine months ended October 31, 2022.

Other Income / Expenses

The Company had other expenses of $506,170 for the nine months ended October 31, 2023, compared to $148,806 of income for the nine months ended October 31, 2022.

Net Loss

The Company had a net loss of $1,742,991 for the nine months ended October 31, 2023, compared to $650,089 for the nine months ended October 31, 2022.

Liquidity and Capital Resources

As of October 31, 2023, the Company had cash of $17,714. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $614,860 for the nine months ended October 31, 2023, compared to cash used of $442,683 for the same period in 2022.

We used cash in financing activities of $0 for the nine months ended October 31, 2023, compared to $0 for the same period in 2022.

We had cash provided by financing activities for the nine months ended October 31, 2023, of $201,200 compared to $250,000 for the same period in 2022.

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

SIGNATURE	TITLE	DATE

/s/ Steven Rudofsky	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2023
Steven Rudofsky

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2023
Robert Scannell

