Form 10-K
period 2024-01-31
Idaho Copper Corp
filed 2024-05-15
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-108715

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0221494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 W. Main St, Ste 1460 Boise, ID	83702
(Address of Principal Executive Offices)	(Zip Code)

(208) 274-9220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit Report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $13,340,657. Solely for purposes of this Annual Report, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of May 14, 2024, there were 248,212,528 shares of the registrant’s common stock issued and outstanding.

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

Annual Report on Form 10-K

For the year ended January 31, 2024

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

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe Limited and JHP Holdings, Inc., a Nevada corporation (“JHP”), pursuant to which JHJP purchased 16,644,820 shares of common stock of the Company from Crystal Globe. The shares represented 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by JHP was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, JHP and the Company made customary representations and warranties to each other. In connection with the acquisition of the 83% by JHP, Jinghe Zhang, the sole officer and director of the Company, resigned and Ramon Lata was appointed as the sole officer and director of the Company.

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

As a result of the Exchange, a change in control of the Company occurred with the ICUMO Shareholders owning 90.1% of the issued and outstanding shares of Common Stock. Immediately after giving effect to the Exchange, there were 202,294,000 issued and outstanding shares of Common Stock, held as follows:

●	The stockholders of the Company prior to the Exchange held 20,054,000 shares of issued and outstanding Common Stock; and

●	The ICUMO Shareholders held 182,240,000 shares of issued and outstanding Common Stock.

Pursuant to the terms of the Share Exchange Agreement, on January 23, 2023 at the closing of the Exchange (the “Closing”) the Company assumed: (i) all ICUMO’s obligations for the options, whether or not vested, granted to key management personnel pursuant to certain incentive stock option agreements (the “Incentive Stock Options”), and any vested options are now exercisable to purchase shares of Common Stock at an exercise price of $0.125 until December 31, 2027; and (ii) all ICUMO’s obligations pursuant to certain warrants to purchase shares of ICUMO common stock (the “2021 Warrants”), which warrants are now exercisable to purchase shares of Common Stock, at an exercise price of $0.15, until May 11, 2027. The Incentive Stock Options and 2021 Warrants are (i) exercisable for that number of shares of Common Stock equal to the number of shares of ICUMO’s common stock subject to such option and warrants, immediately prior to the Closing and as adjusted by the Exchange Ratio, and (ii) have an initial exercise price per share equal to the initial exercise price per share in effect for that option or warrant immediately prior to the Closing. With respect to these Incentive Stock Options and 2021 Warrants, the Company assumed at Closing, after applying the Exchange Ratio, vested and unvested options to purchase an aggregate of 56,615,000 shares of Common Stock and warrants exercisable for up to 41,540,000 shares of Common Stock.

At the Closing, Ramon Lata, the sole officer, and director of the Company, resigned from all his offices and from the Board of Directors of the Company (the “Board”). In his place, the Board appointed four new directors, Robert Scannell, John Moeller, Shaun Dykes, and Andrew Brodkey, and the following four executive officers, Steven Rudofsky as Chief Executive Officer and President, Robert Scannell as Chief Financial Officer, Andrew Brodkey as Chief Operating Officer, and Shaun Dykes as Vice President, Exploration.

Private Placement by ICUMO

Prior to entering into the Share Exchange Agreement, from December 2022 to January 9, 2023, ICUMO conducted a private placement offering whereby it issued and sold convertible secured promissory notes in the total amount of $898,000 with a conversion price of $0.10 (the “Notes”) and 8,980,000 warrants to purchase ICUMO common stock, with an exercise price of $0.15 (the “2023 Warrants”). As a condition to entering into the Share Exchange Agreement, ICUMO and the Company agreed that the Company would exchange the Notes and 2023 Warrants for notes and warrants issued by the Company. Such replacement notes and warrants were issued by the Company to the holders of the Notes and 2023 Warrants on January 23, 2023 (the “Replacement Notes and Warrants”). After applying the Exchange Ratio to the conversion rate, the Company now has outstanding convertible secured promissory notes in the principal amount of $898,000 which will convert into shares of Common Stock at an adjusted conversion price of $0.075 per share of Common Stock and 11,973,333 warrants to purchase shares of Common Stock at an adjusted exercise price of $0.15 per share. Principal on the Notes is due and payable on July 23, 2025. The warrants expire on January 9, 2028.

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

In connection with the Exchange, the Company entered into lock-up and leak-out agreements (“Lock-Up Agreements”) with (i) certain majority shareholders of ICUMO, (ii) the holders of the Incentive Stock Options, (iii) the majority stockholder of the Company prior to the Exchange; and (iv) certain service providers who will receive shares of Common Stock as payment for services rendered in connection with the Share Exchange Agreement. These Lock-Up Agreements cover the Exchange Shares, any Common Stock issued pursuant to the exercise of any Incentive Stock Options or 2021 Warrants, and all shares of Common Stock issued to such service providers (the “Covered Securities”). The Lock-Up Agreements did not require any additional restrictions to be added to the Covered Securities at issuance but rather were applicable to the holders of the Covered Securities. The Lock-up Agreements provide that the Covered Securities are subject to an 18-month lock-up from January 23, 2023, subject to (i) early release upon the Company up-listing to a national securities exchange, and (ii) termination upon certain corporate events and transactions, and also provide for certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement. At the end of the lock-up period, the Covered Securities are subject to a one-year leak-out restriction for public resales of five percent of the trailing ten (10) day average trading volume of the Common Stock. The Company may waive these restrictions.

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

The CuMo Project, Geology and Mineralization

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

The CuMo deposit is located in an historic gold mining camp. Gold was discovered in the Boise Basin in 1862 and lode mining began within a year. As of 1940, total gold production amounted to 2.8 million ounces of which 74% was from placer operations. More gold has been produced from the Boise Basin than any other mining locality in Idaho. Although they are primarily gold deposits, considerable silver and minor copper, lead and zinc were produced as byproducts from the lodes.

The area features two separate mineralizing events that are referred to as early Tertiary and early Miocene. The first event consists of gold-quartz veins containing minor sulfide minerals that occur within the Idaho batholith and are associated with weak wall rock alteration. Associated sulfide minerals include pyrite, arsenopyrite, sphalerite, tetrahedrite, chalcopyrite, galena, and stibnite. The second mineralizing event occurs within porphyry dikes and stocks as well as in the batholith, and is characterized by relatively abundant sulfide mineralization, subordinate quartz, and widespread wall rock alteration. Base metal mineralization consists of pyrite, sphalerite, galena, tetrahedrite, chalcopyrite, minor quartz, and siderite with local occurrences of pyrrhotite and enargite.

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

Internal Controls and Data Verification

Shaun M. Dykes (the “Qualified Person”) reviewed the procedures used by ICUMO and produced a description and an analysis of the results as contained in Section 8 of the TRS. These are standard data verifications with no limitations.

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

To date, ICUMO has performed an internal ore sorting investigation. The next phase of of ore sorting will require the Company to contract with an independent third-party engineering firm to publish an updated PEA, utilizing ore sorting results to revise the technical and economic sections of the document. The expected budget for this work is roughly $750,000 and expected completion in the fourth quarter of 2024 assuming the Company is able to raise sufficient additional capital to commission the PEA. There can be no assurance the Company will be able to raise such capital nor complete the PEA timely based on the Company’s current operational state and available capital. Refer to the Company’s Item 1A “Risk Factors” additional information concerning the Company’s current level of available capital.

Additional Exploration and Metallurgical Studies; Pre-Feasibility Study

Following completion of the updated PEA and pending issuance of a new FONSI by the USFS relating to the “2018 Supplemental Redline Environmental Assessment CuMo Exploration Project” issued by the USFS (the “2018 SREA”), the Company intends to resume its plans for additional exploration including infill, expansion, and geotechnical pit wall drilling. The infill work is intended to enable the Company to reclassify resources currently labeled as Inferred, to the level of Indicated, or Measured and Indicated. The expansion drilling should allow the Company to add more resources to at least the Inferred category. The Company has tentatively budgeted $8 million for this drilling work.

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

Competition

ICUMO’s competition includes large, established mining companies with substantial capabilities and more significant financial and technical resources. As a result of this competition, it may have to compete for financing and may need help to acquire the funding on terms it considers acceptable. ICUMO may also have to compete with other mining companies to recruit and retain qualified managerial and technical employees. If ICUMO cannot compete successfully for financing or qualified employees, its exploration programs may be slowed down or suspended, which may cause it to cease operations as a company.

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

Recent Developments

Between February and April 2024, we entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), units (each, a “Unit” and, collectively, the “Units”), for a purchase price of $12,000 per Unit, for gross proceeds of $1,952,000. Each Unit consists of one (1) share of the Company’s Series A Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). Each share of Preferred Stock converts into 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Warrant entitles the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

Newbridge Securities Corporation acted as the sole placement agent and received cash commissions of 10.0% of the gross proceeds. Certain members of placement agent participated as investors in the Offering.

Pursuant to the Subscription Agreements, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the re-sale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and upon the exercise of the Warrants within 90 business days after the final Closing date. If the Company fails to file a registration statement by such date, the Company shall pay the Subscribers 2.5% of their respective purchase price for each 30 days that the registration statement is not filed, with a maximum of 10%.

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

The Company’s website is www.idaho-copper.com. The Company’s website is not incorporated in this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) for the Company, contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experience any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

We will implement a cybersecurity program in the future. The program will be aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and will be designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to our future cybersecurity efforts will be a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity program, we will adopt the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”) as a guiding principle. It is important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment and management processes and does not equate to compliance with any specific technical standards or requirements.

The key components of our future cybersecurity program will include:

●	conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;
●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;
●	engagement with external service providers to evaluate, enhance, or support our security measures; and
●	an incident response plan outlining specific procedures for managing cybersecurity incidents;

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board of Directors which has a key role in the oversight of cybersecurity and related technology risks. The Board of Directors is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Board of Directors will receive regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cyber incidents and ongoing risk management efforts.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Chief Financial Officer and Chief Executive Officer. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach will include regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

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

Table 1

The following table lists the unpatented mining claims currently a part of the CuMo Project:

8

9

On August 24, 2021, ICUMO and Computershare Trust Company of Canada entered into a 7.5% Secured Note Indenture under which the aggregate principal amount of notes authorized to be issued is $15,000,000, with a maturity date of May 31, 2028. The 7.5% Secured Note Indenture is secured by all of the mining claims of ICUMO that represent the CuMo Project, other than the patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird; (ii) Red Flag; (iii) Enterprise; (iv) Enterprise Fraction; (v) Commonwealth; and (vi) Baby Mine. In connection with this security interest, ICUMO and Computershare Trust Company of Canada, as Mortgagee, signed a Real Property Mortgage under which the Mortgagee has the right upon default by the mortgagor to choose to sell the real property constituting the unpatented claims set out above.

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

The property is accessed by road from Boise by taking US State Highway 55 northerly for approximately 40 miles (65 km) to the town of Banks, Idaho, and then east on the Banks Lowman Road towards the town of Garden Valley for approximately 10 miles (16 km). One mile east of Garden Valley is a secondary road heading south across the Payette River. Following this secondary road, the westernmost edge of the CuMo claim block is approximately 10 miles (16 km) from Garden Valley. Alternatively, access can be gained by traveling northeast from Boise along Highway 21 past the towns of Idaho City and Centerville, along Grimes Creek, and then over the Grimes Pass.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., under the symbol “COPR.” There is currently a limited trading market for the Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of May 15, 2024, there were 480 holders of record of Common Stock, based on information provided by the Company’s transfer agent. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Recent Sales of Unregistered Securities

On January 12, 2024, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 50,000 shares of the Company’s common stock, par value $0.001 par value per share (“Common Stock”), as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $0.24 per share of Common Stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company has agreed to file a registration statement to cover the re-sale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

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

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report.

This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Forward Looking Statements” section of our Annual Report.

Nature of Operations

The Company is in the process of exploring its mineral right interests in the United States and at the date of these consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral right interests. The ability of the Company to realize its investment in resource properties is contingent upon the maintenance and integrity of the Company’s title to such properties.

Mining Operations

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

Independent Valuation

On March 3, 2023, an independent valuation firm issued a valuation of the assets, specifically the CuMo project in Boise County, Idaho, acquired by the Company in the ICUMO transaction. The CuMo project is a molybdenum-copper deposit that will be developed as an open pit mining operation. The estimate fair value of the assets was $23,919,754.

Exchange Transaction

As a result of the Exchange, which was consummated January 23, 2023, we are no longer a shell company. However, for the fiscal year ended as of December 31, 2022, we were a shell company and did not generate any revenues.

The Report of our independent registered public accountants on our financial statements for the year ended January 31, 2024 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 31, 2024, and 2023, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

For the Year Ended January 31, 2024 Compared to the Year Ended January 31, 2023

Revenue

The Company did not have revenues for the year ended January 31, 2024 or January 31, 2023.

Operating expenses

The Company had operating expenses of $3,004,684 for the year ended January 31, 2024, compared to $4,152,885 for the year ended January 31, 2023, comprised of the following categories:

	2024	2023	$ Change	% Change
Professional fees	$524,931	$240,324	284,607	118%
Payroll and related expenses	318,561	963,055	(644,494)	-67%
Rent expense	42,000	42,000	-	0%
Stock-based stock compensation	2,043,909	2,769,292	(725,383)	-26%
Other general and administrative expenses	75,283	138,214	(62,931)	-46%
	$3,004,684	$4,152,885

Professional fees increased due to increases in costs associated with being a fully reporting public company. Payroll and related expenses decreased due to cash salary reductions associated with our officers during as compared to the prior period. Stock-based compensation decreased due to a reduction in equity-based compensation as management continues to work to reduce dilution of existing shareholders. Additionally, the prior year amount included $1.7 million of expense related to costs associated with the issuance of warrants associated with the extinguishment of ICUMO debt which was replaced by debt and warrants of the Company. General and administrative costs increased due to increased in the Company’s activity generally as it continues to seek the development of its existing mining claims.

Loss from operations

The Company had a loss from operations of $3,004,684 for the year ended January 31, 2024, compared to $4,152,885 for the year ended January 31, 2023.

Other Income / Expenses

The Company had $707,363 in other expenses for the year ended January 31, 2024, compared to net expenses of $146,585 for the year ended January 31, 2023.

Net loss

The Company had a net loss of $3,712,047 for the year ended January 31, 2024, compared to $4,299,470 for the year ended January 31, 2023.

Liquidity and Capital Resources

As of January 31, 2024, we had current assets of $51,770 and liabilities of $6,212,379, and our working capital deficit was $1,868,607. We do not have sufficient resources to effectuate our business. We expect to incur expenses without revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Operating Activities

For the year ended January 31, 2024, net cash used in operating activities was $868,427 compared to $147,574 for the year ended January 31, 2023.

Investing Activities

For the years ended January 31, 2024, and 2023, we reported no cash provided by our investing activities.

Financing Activities

For the year ended January 31, 2024, we had cash provided by financing activities of $467,200, related to proceeds from convertible notes payable and the sale of preferred stock. For the year ended January 31, 2023, we had cash provided by financing activities of $361,000, related to proceeds from notes payable.

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

The financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. The Company has no revenue and has incurred losses to date of $31,600,305. In addition, the Company’s current liabilities exceed its current assets by $1,868,607. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement, or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

Going Concern

We incurred net losses of $3,712,047 for the year ended January 31, 2024. We had an accumulated deficit of $31,600,305 and working capital deficit of $1,868,607 as of January 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. There can be no assurances to that effect, nor assurance that we will be successful in securing sufficient funds to sustain the operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations as other gain or loss, net.

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computer and other office equipment over an estimated useful life of five years.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs, including licenses and lease payments, are capitalized. Although we have taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our rights. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of January 31, 2024, we did not recognize any impairment losses related to mineral properties held.

Impairment of Intangible Assets with Indefinite Useful Lives

We account for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. On an annual basis, in the fourth quarter of the fiscal year, we review our intangible assets with indefinite useful lives for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount, the intangible asset is further tested for impairment by comparing the carrying amount to its estimated fair value using a discounted cash flow. Impairment, if any, is measured as the amount by which an indefinite-lived intangible asset’s carrying amount exceeds its fair value.

Application of impairment tests requires significant management judgment, including the determination of fair value of each indefinite-lived intangible asset. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the entity, composition, or strategy changes affecting the recoverability of asset groups. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each indefinite-lived intangible asset.

Impairment of Long-Lived Assets

For long-lived assets, such as property and equipment and intangible assets subject to amortization, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recently Adopted Accounting Policies

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company is still considering the effect of this.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact on the Company’s present or future financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) as of January 31, 2024, and 2023 are appended to this Annual Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company dismissed HHC as its independent registered public accounting firm, effective as of March 14, 2023. The change in independent registered public accounting firm was not the result of any disagreement with HHC.

The Company engaged Turner, Stone & Company, LLP as its independent registered public accounting firm for the new fiscal year end of January 31, 2023.

The Company dismissed Turner, Stone & Company, LLP as its independent registered public accounting firm, effective as of January 23, 2024. The change in independent registered public accounting firm was not the result of any disagreement with Turner, Stone & Company, LLP.

On January 25, 2024, the Company engaged GreenGrowth CPAs, Inc. as our independent registered public accounting firm for the year ended January 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, primarily due to the lack of separation of duties due to a small staff, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of January 31, 2024, management consisted of Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell, Chief Financial Officer (Principal Financial and Accounting Officer). Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Steven Rudofsky, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer) in connection with the review of our financial statements as of January 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Steven Rudofsky	61	Chief Executive Officer and President	January 23, 2023
Robert Scannell	65	Director, Chief Financial Officer, and Treasurer	January 23, 2023
Andrew Brodkey	67	Director, Chief Operating Officer, and Secretary	January 23, 2023
John Moeller (1)	77	Former Director	January 23, 2023

(1)	Mr. Moeller resigned in April 2024.

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

The principal occupation and business experience during the past five years for the Company’s executive officers and directors is as follows:

The biographies of the individuals appointed as directors and officers as discussed above follow:

Steven Rudofsky

Mr. Rudofsky, age 61, has been our CEO since January 2022. He has been working in upstream and midstream natural resources for over 30 years. After beginning his career at Glencore (then Marc Rich and Co), he held senior and CEO positions at TransCanada Pipeline Ltd, Credit Agricole Investment Bank and Alfa Group of Russia. Since January 2012, Mr. Rudofsky has been a managing principal of Talex Commodities Capital, Ltd., which works with private equity and debt providers, including family offices, to implement innovative financing for the junior mining and oil & gas sectors, including streaming, convertible debt, and royalties. He holds a Bachelor of Arts degree from Clark University and a Juris Doctor degree from Emory University School of Law.

Andrew Brodkey

Mr. Brodkey, age 67, has been our COO since January 2022. Prior to that, from January, 2018 to December, 2021, he was the principal of Brodkey Executive Management Consulting, which was focused on the mining sector. He has more than 30 years of experience working with public companies in the mining and metals sector, including roles as VP, General Counsel at Magma Copper; VP of Business Development at BHP Copper; CEO of Pan American Lithium/First Potash Corp; CEO of Zoro Mining Corp; and CEO of Pacific Copper Corp. He was also the Managing Director of the International Mining Group at CB Richard Ellis, where he represented a number of major mining companies in the valuation, marketing and sales of mining projects. He received a Bachelor of Science degree (with distinction) in Mining Engineering from the University of Arizona, and a Juris Doctor degree (cum laude) from Creighton University.

Robert Scannell

Mr. Scannell, age 65, has been our Chief Financial Officer since January 2022. Since March, 2015 he has been the Managing Partner of Feehan Partners, LP, a private family office. Previously, from May 1986 to March 1994, he served as a Vice President of Institutional Fixed-Income Sales at Merrill Lynch & Co. Mr. Scannell founded Tradewinds Investment Management, LP, which from 1994 to 2015 managed numerous funds investing in emerging markets, natural resources, and distressed assets. Mr. Scannell holds a Bachelor of Arts degree and Master of Business Administration degree from Penn State University, a Master of Science degree from the University of Washington, a Juris Doctor degree from Purdue University, and has been a Chartered Financial Analyst since 1993.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect our fiscal year and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to our fiscal year were filed in a timely manner.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following is a summary of all compensation paid to the Company’s executive officers for the last two completed fiscal years.

Information in the table pertains to Jinghe Zhang who was the principal executive officer of the Company until his resignation on February 3, 2022, when Crystal Globe Limited sold 83% of the issued and outstanding shares to JHP. Subsequently, Ramon Lata became the Company’s principal executive officer and principal financial and accounting officer, serving in such capacity without compensation until the Closing. Simultaneous with the Closing, Messrs. Rudofsky, Scannell, Brodkey, and Dykes were appointed as officers of the Company.

						Non-equity	Nonqualified
						incentive	deferred
Name and				Stock	Option	plan	compensation	All other
Principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven Rudofsky (1)
President, Chief	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000
Executive Officer	2023	$125,000	$-	$-	$-	$-	$-	$-	$125,000

Robert Scannell (1)
Treasurer, Chief	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000
Financial Officer	2023	$200,000	$-	$-	$-	$-	$-	$-	$200,000

Andrew Brodkey (1)
Secretary, Chief	2024	$265,000	$-	$-	$-	$-	$-	$-	$265,000
Operating Officer	2023	$98,000	$-	$-	$-	$-	$-	$-	$98,000

Shaun Dykes (2)
Former Vice President	2024	$41,667	$-	$-	$-	$-	$-	$-	$41,667
	2023	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Jinghe Zhang (3)
Former President, Chief	2024	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer	2023	$-	$-	$-	$-	$-	$-	$-	$-

Ramon Lata (4)
Former President, Chief	2024	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer	2023	$-	$-	$-	$-	$-	$-	$-	$-

(1) Appointed on January 23, 2023.

(2) Appointed on January 23, 2023. Resigned on March 27, 2023.

(3) On February 3, 2022, Mr. Zhang resigned all positions.

(4) On February 3, 2022, Mr. Lata was appointed. On January 23, 2023, he resigned all positions.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

During the year ended January 31, 2024, the Company did not have any employment agreements with its officers and directors.

Equity Incentive Plan

The Company currently has no compensation plans or arrangements and there were no awards granted for the year ended January 31, 2024.

Director Compensation

The following is a summary of the compensation paid to directors for the Company’s for the year ended January 31, 2024.

	Fees			Non-equity	Nonqualified
	earned			incentive	deferred
	or paid	Stock	Option	plan	compensation	All other
	in cash	awards	awards	compensation	earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)

John Moeller (1)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Moeller resigned in April 2024.

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

Mr. Scannell and ICUMO entered into a Management Agreement dated December 15, 2022, for a term of one year with automatic renewals for one-year periods at December 31 of each year, subject to renegotiation within 60 days of the end of any one year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Scannell is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Scannell’s annual base compensation is $250,000, reviewable at least annually, and he may participate in any Company economic benefit plans that exist or may be implemented.

Mr. Brodkey and ICUMO entered into a Management Agreement dated December 15, 2021, for a term of one year with automatic renewals for one-year periods on December 31 of each year, subject to renegotiation within 60 days of the end of any one-year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Brodkey is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Brodkey’s annual base compensation is $250,000, payable in a combination of cash, common stock (valued at $0.15 per share) and 5-year warrants (exercisable at $0.15 per share), with payments to be made upon the Company’s raising of certain funding amounts, or “Trigger Amounts,” as stated in Mr. Brodkey’s agreement.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of May 15, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 243,450,644 shares of our common stock issued and outstanding as of April 22, 2024. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Idaho Copper Corporation, 800 W. Main Street, Suite 1460, Boise, Idaho 83702.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)
Steven Rudofsky - Chief Executive Officer and President (3)	Common Stock	18,813,626	7.73%
Robert Scannell - Chief Financial Officer, Treasurer and Director (4)	Common Stock	20,416,251	8.39%
Andrew Brodkey - Chief Operating Officer, Secretary and Director (5)	Common Stock	8,555,471	4.13%
John Moeller – Former Director	Common Stock	1,364,002	0.53%
Directors and Officers as a Group (4 persons)		49,149,350	20.18%

5% Stockholders of a Class of Voting Stock
Multi-Metal Development Limited (6)	Common Stock	128,912,400	52.95%
JHP Holdings Inc. (7)	Common Stock	16,644,820	6.83%
Elatam Family Trust (8)	Common Stock	35,443,000	14.56%

(1) The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privilege exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time, there are no outstanding options or warrants.

(3) Consists of: (1) 18,813,626 shares of common stock owned by Mr. Rudofsky; (2) 1,675,000 shares of common stock underlying the 2021 warrants held by Mr. Rudofsky; and (3) 1,666,667 shares of common stock underlying the 2022 warrants held by Mr. Rudofsky.

(4) Consists of: (1) 8,588,918 shares of common stock owned by Mr. Scannell and 5,073,666 shares of common stock of Feehan Partners LLP (“Feehan”) that Mr. Scannell, as General Partner of Feehan, has discretionary authority to vote and dispose of the shares held by Feehan and may be deemed to be the beneficial owner of these shares; (2) 2,680,000 shares of common stock underlying the 2021 warrants held by Mr. Scannell and 1,407,000 shares of common stock underlying the 2021 warrants held by Feehan that Mr. Scannell could be deemed to beneficially own; and (3) 2,666,667 shares of common stock underlying the 2023 replacement warrants held by Mr. Scannell.

(5) Consists of: (1) 7,457,471 shares of common stock owned by Mr. Brodkey; (2) 1,098,800 shares of common stock underlying the 2021 warrants held by Mr. Brodkey.

(6) Consists of 292,002 shares of common stock owned by Dr. Moeller, and 1,072,000 vested options that Dr. Moeller holds pursuant to the 2022 Stock Incentive Options.

(7) Consists of: (1) 121,468,700 shares of common stock owned by Multi-Metal Development Limited (“MMD”); and (2) 7,443,700 shares of common stock underlying the 2021 warrants held by MMD. MMD is a public company traded on the Toronto Stock Exchange (TSXV: MLY) and the Board of Directors of MMD share voting and dispositive power over the shares of the Company. The address for MMD is 638 Millbank Road, Vancouver, BC V5Z 4B7 Canada.

(8) JHP Holdings, Inc. (“JHP”) holds a total of 16,644,820 shares of the Company’s common stock. As the shareholder and executive director of JHP, Mr. Lata is the beneficial owner of the shares of the Company held by JHP. The address for JHP is 701 S. Carson Street, Suite 200, Carson City, NV 89701.

(9) Consists of: (1) 17,721,500 shares of common stock owned by the Elatam Family Trust (“EFT”); and (2) 17,721,500 shares of common stock underlying the 2021 warrants held by the EFT. As a director of the EFT, Mr. Mohammad Elatam had voting and dispositive power over these shares and may be deemed to be the beneficial owner of such shares. The address for EFT is 344 Dalton Road, Lalor Victoria 3075, Australia.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at January 31, 2024 and 2023, and in which any of the following persons had or will have a direct or indirect material interest.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees	$30,500	$50,700
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$30,500	$50,700

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024)
4.1	Description of Capital Stock*
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Iancorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
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

10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022.
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022.
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021.
10.13	Technical Advisory Agreement between Internation Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023.
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024.
21.1	List of Subsidiaries*
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1

Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024

IDAHO COPPER CORPORATION

By:	/s/ Steven Rudofsky
Steven Rudofsky President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Scannell
Robert Scannell Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Rudofsky	Chief Executive Officer and President (Principal Executive Officer)	May 15, 2024
Steven Rudofsky

/s/ Robert Scannell	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	May 15, 2024
Robert Scannell

/s/ Andrew Brodkey	Chief Operating Officer, Secretary and Director	May 15, 2024
Andrew Brodkey

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its shareholders. The registrant will not be sending an annual report or proxy material to its shareholders subsequent to the filing of this form.

Idaho Copper Incorporated

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Idaho Copper Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Idaho Copper Corporation (the Company) as of January 31, 2024 and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the period ended January 31, 2024, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock Based Compensation

Stock-based compensation expense incurred by the Company for employees and directors is based on the employee model of ASC 718, and the fair market value of the award is measured at the grant date. Corresponding expenses for employee and non-employee services are recognized over the requisite service period, which is typically the vesting period.

We identified management’s assumptions used in the Black Scholes Model as a critical audit matter. Management made judgments to determine the inputs used in the model. Specifically, the inputs include Stock Price, Exercise Price, Estimated Term, Volatility, Annual Rate of Quarterly Dividend and Risk-Free Rate. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures comprised of evaluating the Company’s assumptions used in the Black Scholes Model and reviewing the calculations.

May 15, 2024

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Idaho Copper Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Idaho Copper Corporation as of January 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Idaho Copper Corporation as of January 31, 2023, and the results of its operations and its cash flows for the year ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Idaho Copper Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Idaho Copper Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

We have served as Idaho Copper Corporation’s auditor since 2023.

Dallas, Texas

June 14, 2023

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Balance Sheet

January 31,

	2024	2023
ASSETS
Current assets
Cash	$30,146	$431,374
Prepaid expenses	21,624	-
Total current assets	51,770	431,374

Deposit	100,000	100,000

Total assets	$151,770	$531,374

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$434,519	$354,763
Accrued expenses to related parties	370,135	83,333
Accrued interest, current portion	1,115,723	8,817
Total current liabilities	1,920,377	446,913
Non-current liabilities
Bond liabilities	3,135,000	3,135,000
Convertible notes payable, net of discounts	623,999	218,429
Accrued interest, non-current portion	533,003	1,351,609
Total non-current liabilities	4,292,002	4,705,038
Total liabilities	6,212,379	5,151,951

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 23 and 0 shares issued and outstanding at January 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 214,647,732 and 208,457,823 shares issued and outstanding at January 31, 2024 and 2023, respectively	214,648	208,458
Additional paid-in capital	25,336,048	23,059,223
Subscription receivable	(11,000)	-
Accumulated deficit	(31,600,305)	(27,888,258)
Total stockholders’ deficit	(6,060,609)	(4,620,577)

Total liabilities and stockholders’ deficit	$151,770	$531,374

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Statement of Operations

For the Years Ended January 31,

	2024	2023
Revenue	$-	$-

Operating expenses
Professional fees	524,931	240,324
Payroll and related expenses	318,561	963,055
Rent expense	42,000	42,000
Stock-based stock compensation	2,043,909	2,769,292
Other general and administrative expenses	75,283	138,214
Total operating expenses	3,004,684	4,152,885

Operating loss	(3,004,684)	(4,152,885)

Other income (expense)
Amortization of beneficial conversion feature	(261,062)	(6,095)
Amortization of debt discount	(45,266)	-
Gain on disposal of asset	-	200,458
Interest expense	(401,035)	(340,948)
Total other income (expense)	(707,363)	(146,585)

Net loss	$(3,712,047)	$(4,299,470)

Basic and diluted net loss per common share	$(0.02)	$(0.18)
Basic and diluted weighted average common shares outstanding	211,294,527	24,183,399

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2024 and 2023

					Additional		Accumu-
	Preferred Stock		Common Stock		Paid-in	Subscription	lated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2022	-	$-	20,054,000	$20,054	$232,861	$-	$(8,547,688)	$(8,294,773)
Common stock issued for ICUMO	-	-		-			-	-
Recapitalization	-	-	182,240,000	182,240	19,378,067	-	(15,041,100)	4,519,207
Common stock options issued for services	-	-	6,163,823	6,164	967,129	-		973,293
Issuance of warrants for common stock	-	-	-	-	1,796,000	-	-	1,796,000
Beneficial conversion feature on convertible notes payable	-	-	-	-	685,166	-	-	685,166
Net loss for the period ended January 31, 2023	-	-	-	-	-	-	(4,299,470)	(4,299,470)
Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)

Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)
Common stock issued for services	-	-	2,345,836	2,345	307,008	-	-	309,353
stock-based compensation	-	-	-	-	1,324,731		-	1,324,731
Warrants issued	-	-	-	-	103,846	-	-	103,846
Conversion of liabilities to common stock	-	-	3,844,073	3,845	265,240	-	-	269,085
Issuance of preferred stock and warrants for common stock	23	-	-	-	276,000	(11,000)	-	265,000
Net loss for the period ended January 31, 2024	-	-	-	-	-	-	(3,712,047)	(3,712,047)
Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Consolidated Statements of Cash Flows

For the Years Ended January 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(3,712,047)	$(4,299,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,043,909	2,769,292
Amortization of beneficial conversion feature	261,062	6,095
Amortization of debt discount	45,266	-
Convertible notes payable issued for expenses	-	360,666
Expenses paid by parent company	-	395,735
Change in assets and liabilities:
Prepaid expenses	(21,624)	5,000
Accounts payable and accrued expenses	78,757	281,639
Accrued expenses - related party	288,689	83,333
Accrued interest	147,560	250,136
Net cash used in operating activities	(868,428)	(147,574)

Cash flows from financing activities:
Proceeds from convertible notes payable	202,200	-
Proceeds from sale of preferred stock	265,000	-
Proceeds from notes payable	-	361,000
Net cash provided by financing activities	467,200	361,000

Net increase in cash	(401,228)	213,426

Cash at beginning of period	431,374	217,948

Cash at end of period	$30,146	$431,374

Cash paid for interest	$-	$90,813
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of liabilities into common stock	$269,085	$-
Beneficial conversion feature on convertible debt	$-	$685,166

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Notes to the Consolidated Financial Statements

January 31, 2024

NOTE 1 – NATURE OF OPERATIONS

The accompanying consolidated financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we” and “us.”

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

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States and at the date of these consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal, stock-based compensation, professional fees and our corporate general and administrative expenses. On January 31, 2024, we had $30,146 in cash. Our net loss incurred for the year ended January 31, 2024 was $3,712,047 and the working capital deficit was $1,868,607 on January 31, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large banking institutions which it believes mitigates these risks.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 120,358,262 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of January 31, 2024, which were excluded from the net loss per share calculation because the effect would be anti-dilutive.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of January 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended January 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company is still considering the effect of this.

Convertible Debentures

The Company presents convertible debentures separately in its debt and equity components within the balance sheet. The fair value of a compound instrument at issuance is assigned to its respective debt and equity components. The fair value of the debt component is established first with the equity component being determined by the residual amount.

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

Reclamation provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of January 31, 2024, there are no costs as production has not yet commenced.

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

Although the Company does not currently have any obligations related to significant reclamation activities it has recorded provisions for estimated reclamation costs based on the assumption that the amounts of the reclamation bonds posted with government authorities and the amount of the non-current deposit (surety deposit), approximate the best estimate of the net present value of expected future reclamation costs that may need to be incurred by the Company.

The estimated reclamation provision is comprised of deposits to the Bureau of Land Management, the United States Forest Service, the third-party provider of the surety, and other agencies for the above properties.

NOTE 4 – CONVERTIBLE NOTES

The Company has $1,100,200 in convertible secured notes payable at January 31, 2024 as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	Property	1/23/23	7/23/25	$0.10	1,250,000	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	Property	1/23/23	7/23/25	$0.10	873,340	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	Property	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	Property	1/23/23	7/23/25	$0.10	500,000	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	Property	1/23/23	7/23/25	$0.10	750,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
James Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	Property	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	Property	1/23/23	7/23/25	$0.10	980,000	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	Property	1/23/23	7/23/25	$0.10	1,126,660	1,126,660	$0.15	1/23/28
Gil Atzmon	$102,200	Property	5/8/23	11/8/25	$0.23	440,000	550,000	$0.23	5/8/26
Jon Powell	$100,000	Property	5/8/23	11/8/25	$0.23	434,783	543,479	$0.23	5/8/26
Total	$1,100,200					9,854,783	10,073,479

There are debt discounts and beneficial conversion features on the above notes payable of $475,201. The Company amortizes the beneficial conversion feature over the life of the note payable using the straight-line method which it believes approximates the effective interest method.

As part of the issuance of replacement notes and warrants for the issued and outstanding convertible notes and warrants of ICUMO, the Company recognized a loss on extinguishment of liabilities of approximately $1,774,000 during the year ended January 31, 2023. This amount is included within ‘stock-based compensation’ on the accompanying statement of operations.

The following are the inputs to the Black-Scholes option pricing model used to estimate the value of the above warrants at issuance:

	2024	2023
Stock price	$0.22	$0.22
Exercise price	$0.23	$0.15 – 0.23
Expected volatility(a)	1,608%	168 - 359%
Expected term (years)	3	3 – 5
Risk free rate	4.84%	2.97 – 3.23%
Dividends	0%	0%

(a)	The Company derived expected volatility using the average volatility for a sample of comparable companies due to the thinly traded nature of the Company’s stock for issuances during the year ended January 31, 2023.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of January 31, 2024, as follows:

	Principal Amount	Note Date	Maturity Date
Yin Yin Silver Limited	$500,000	8/14/2015	8/4/2025
Yin Yin Silver Limited	$500,000	10/28/2016	10/28/2026
Yin Yin Silver Limited	$250,000	12/27/2017	12/27/2024
Barry Swenson	$500,000	12/31/2017	12/31/2025
Don H. Adair or Joanne Adair	$125,000	2/15/2017	2/15/2025 (a)
Joseph Swinford or Danielle Swinford	$50,000	2/15/2017	2/15/2025 (a)
Brandon Swain or Sierra Swain	$50,000	2/15/2017	2/15/2025 (a)
Scott Collins or Kendra Collins	$12,500	2/15/2017	2/15/2025 (a)
Carl Collins or Ellen Collins	$12,500	2/15/2017	2/15/2025 (a)
Jim Hammerel	$5,000	9/21/2017	9/21/2024
Bret Renaud	$5,000	10/14/2017	10/14/2024
Elatam Group Ltd	$67,000	8/24/2021	5/31/2028
James Hardy	$7,000	8/24/2021	5/31/2028
Acepac Holdings	$1,000,000	8/24/2021	5/31/2028
Rick Ward	$15,000	8/24/2021	5/31/2028
Robert & Joan Sweetman	$10,000	7/1/2018	7/1/2025
Michael Swenson	$10,000	7/1/2018	7/1/2025
Connie Sun	$3,000	7/1/2018	7/1/2025
Elizabeth Enoch	$10,000	8/1/2018	7/1/2025
William C. Stanton and Carol Stanton	$3,000	7/1/2018	7/1/2025
Total	$3,135,000

(a)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification.

The maturities of the bond liabilities as of January 31, 2024 for the future fiscal years are as follows:

2025	$-
2026	1,546,000
2027	500,000
2028	-
2029	1,089,000
Thereafter	-
Total	$3,135,000

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

As of January 31, 2024, the Company has accrued compensation of $370,135 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $806,667 for the year ended January 31, 2024.

On January 23, 2023, the Company issued convertible notes payable to the following: Steven Rudofsky (“Rudofsky”), Chairman and CEO, for $125,000; Feehan Partners LP (“Feehan”), controlled by Robert Scannell, CFO and Director, for $87,334 and $112,666; Andrew Brodkey (“Brodkey”). COO and Director, for $98,000; and Shaun Dykes (“Dykes”), former Vice President and former Director, for $150,000 (issued to Dykes and related parties to Dykes).

On March 22, 2023, Shaun Dykes resigned as Vice President and Director.

As of January 31, 2024, the Company has payables of $54,611 to Brodkey.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized share capital of 10,000,000 shares of preferred stock with par value of $0.001.

On January 12, 2024, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 50,000 shares of the Company’s common stock, par value $0.001 par value per share (“Common Stock”), as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $0.24 per share of Common Stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company has agreed to file a registration statement to cover the re-sale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

The warrants issued through January 31, 2024 had a Black-Scholes fair value of $156,746 for the 1,125,000 warrants issued.

Stock price	$0.07 – 0.20
Exercise price	$0.24
Expected volatility	521 -1,042%
Expected term (years)	3
Risk free rate	4.05 – 4.45%
Dividends	0%

As of January 31, 2024, and 2023, the Company had 23 and 0 shares issued and outstanding.

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

On January 23, 2023, the Company issued 250,000 shares of common stock to David Lubin for consulting services. The shares were valued at $0.15 per share or $37,500.

On March 31, 2023, the Company issued 879,628 shares of common stock to Brodkey (108,024 shares), Scannell (385,802 shares), Kolodner (192,901 shares), and Rudofsky (192,901 shares) in exchange for the conversion of accrued compensation of $18,000, $62,500, $31,250, and $31,250, respectively. The shares were valued at $0.162 per share or $142,500. The Company recognized did not recognize a gain or loss on the extinguishment as the fair value of the shares equaled the value of the liabilities extinguished.

On August 19, 2023, the Company issued 3,844,073 shares of common stock to Brodkey (326,190 shares), Scannell (1,190,471 shares), Kolodner (595,236 shares), Rudofsky (595,236 shares), employees and consultants (1,136,940 shares) in exchange for the conversion of accrued compensation of $22,833, $83,333, $41,667, $41,667, and $79,585, respectively. The shares were valued at $0.07 per share or $269,085 based on the closing price of the Company’s stock on the grant date. The Company recognized did not recognize a gain or loss on the extinguishment as the fair value of the shares equaled the value of the liabilities extinguished.

On November 2, 2023, the Company issued 1,466,208 shares of common stock for services and recognized stock-based compensation expense. The shares were valued at $0.21 per share or $309,353 based on the closing price of the Company’s common stock on the grant date.

As of January 31, 2024, the Company had 214,647,732 shares issued and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors and employees, based on milestones. As of January 31, 2024 and 2023, 22,646,000 and 11,323,000 options have vested, respectively. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $1,324,731 and $0 during the years ended January 31, 2024 and 2023, respectively, in stock based compensation expense related to the vesting of these options. The remaining additional compensation to be recognized as these options vest is approximately $757 thousand based on the current estimated probability of reaching the vesting milestones as of January 31, 2024. The Company estimated the value of the options using a Black-Scholes option pricing model with the following inputs:

Stock price	$0.22
Exercise price	$0.13
Expected volatility(a)	111.10% - 265.18%
Expected term (years)	2 - 3
Risk free rate	3.88%
Dividends	0%

(a)	The Company derived expected volatility using the average volatility for a sample of comparable companies due to the thinly traded nature of the Company’s stock.

The remaining vesting milestones required to be met are (1) obtaining an updated PEA, (2) an uplist of the Company’s common stock to a national exchange and (3) the successful raising of $5 million or more in new capital. Each of these milestones vest an additional 20% of the options upon being met and were estimated to have a 50% probability of being met as of January 31, 2024. Management reviews the estimate of meeting each probability as well as the related timing at each reporting period.

Warrants

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the warrants for common stock from ICUMO to the Company, as consented by the parties. These warrants were related to a private placement memorandum for ICUMO in May 2022 and June 2022. As of January 31, 2024 and 2023, 41,540,000 warrants are outstanding. The exercise price for the warrants are $0.15 and they expire on May 11, 2027.

On May 8, 2023, as part of two convertible notes (see Note 4), the Company issued 1,093,479 warrants with an exercise price of $0.23. The warrants expire on May 8, 2026.

On August 14, 2023, November 13, 2023, November 22, 2023 and January 31, 2024, as part of the purchase of preferred stock in the amount of $216,000, the Company issued a combined 1,125,000 warrants with an exercise price of $0.24. The warrants expire three years after issuance. The Black-Scholes value for the warrants was $112,867.

On November 17, 2023, as part of the purchase of preferred stock in the amount of $24,000, the Company issued 125,000 warrants with an exercise price of $0.24. The warrants expire on November 17, 2026. The Black-Scholes value for the warrants was $12,537.

On December 8, 2023, as part of the purchase of preferred stock in the amount of $24,000, the Company issued 125,000 warrants with an exercise price of $0.24. The warrants expire on December 8, 2026. The Black-Scholes value for the warrants was $12,537.

On December 8, 2023, as part of the purchase of preferred stock in the amount of $12,000, the Company issued 62,500 warrants with an exercise price of $0.24. The warrants expire on December 8, 2026. The Black-Scholes value for the warrants was $6,268.

As of January 31, 2024, the Company had 8,980,000 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), 1,093,479 warrants outstanding with an exercise price of $0.23 (see Note 4), which relate to the convertible notes dated May 8, 2023, 41,540,000 warrants with an exercise price of $0.15, which related to the RTO transaction (Note 1), and 1,125,000 warrants issued in connection with the sale of the Company’s Series A Convertible Non-Voting Preferred Stock (see above). The total outstanding warrants as of January 31, 2024 and 2023 was 52,738,479 and 51,613,479, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Prior to the RTO, the Company was subject to a lease agreement for a warehouse which the Company may have defaulted on prior to the RTO. The lessor was seeking past due rent and default interest associated with the lease . During the year ended January 31, 2024, management sought to cure any potential defaults and regain access to leased warehouse space. from the lessor. The lessor and the Company are currently negotiating a potential amendment to the previous lease agreement which would remedy any potential defaults under that agreement. The revised lease agreement includes an additional amount of $158,943 to cure the alleged default. The scheduled payments of this amount is $100,000 having been paid during March 2024 and the remaining balance to be paid monthly at $6,000 beginning May 1, 2024 and ending on February 1, 2025.

NOTE 9 – INCOME TAXES

As of January 31, 2024 and 2023, the Company has net operating loss carry forwards of $751,916 and $397,846, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2024 and 2023), as follows:

	January 31, 2024	January 31, 2023
Tax expense (benefit) at the statutory rate	$(285,980)	$(321,337)
State income taxes, net of federal income tax benefit	(68,090)	(76,509)
Change in valuation allowance	354,070	397,846
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2024 and 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at January 31, 2024 and 2023 are as follows:

	January 31, 2024	January 31, 2023
Deferred tax assets:
Net operating loss carryforward	$751,916	$397,846
Timing differences	-	-
Total gross deferred tax assets	751,916	397,846
Less: Deferred tax asset valuation allowance	(751,916)	(397,846)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2024 and 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $751,916 and $397,846 as of January 31, 2024 and 2023, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying consolidated financial statements than as stated below.

Between February and April 2024, we entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), units (each, a “Unit” and, collectively, the “Units”), for a purchase price of $12,000 per Unit, for gross proceeds of $1,952,000. Each Unit consists of one (1) share of the Company’s Series A Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). Each share of Preferred Stock converts into 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Warrant entitles the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share.

In April 2024, holders of $1,099,200 par value of Convertible Secured Notes issued between December 2022 and May 2023 elected to convert those notes to common equity. The conversion price of the notes was $0.075, resulting in the issuance of 12,848,116 common shares.

In April 2024, the officers of the company, Steven Rudofsky, CEO, Andrew Brodkey, COO, and Robert Scannell, CFO each elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 3,385,000 shares per officer, or a total of 11,055,000 common shares.

Shaun Dykes, a geological consultant to the company, also elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. The options were exercised on a cashless basis, resulting in the issuance of 3,685,000 shares.

During April 2024, various warrant holders, including the Company’s management, elected to exercise a total of 7,640,001 warrants with a strike price of $0.15 and expiration dates between December 10, 2027 and January 10, 2028. The warrants were issued on a cashless basis, resulting in the issuance of 4,781,253 common shares.

Additionally, the Company issued 1,195,427 shares of common stock to various individuals, including members of management, for services and the conversion of accrued payroll subsequent to January 31, 2024.

