Form 10-Q
period 2024-04-30
Idaho Copper Corp
filed 2024-06-03
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended April 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 30, 2024, the issuer had 249,854,437 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

April 30, 2024

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	April 30,	January 31,
	2024	2024
ASSETS
Current assets
Cash	$1,005,010	$30,146
Prepaid expenses	103,775	21,624
Total current assets	1,108,785	51,770

Right of use asset	40,446	-
Deposit	100,000	100,000

Total assets	$1,249,231	$151,770

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$406,013	$434,519
Accrued expenses to related parties	500,135	370,135
Accrued interest, current portion	342,492	1,115,723
Lease liability	40,446	-
Bond liabilities	260,000	-
Total current liabilities	1,549,086	1,920,377
Non-current liabilities
Bond liabilities	2,875,000	3,135,000
Convertible notes payable, net of discounts	-	623,999
Accrued interest, non-current portion	1,343,984	533,003
Total non-current liabilities	4,218,984	4,292,002
Total liabilities	5,768,070	6,212,379

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 162 and 23 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 247,017,097 and 214,647,732 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	247,017	214,648
Additional paid-in capital	28,284,020	25,336,048
Subscription receivable	-	(11,000)
Accumulated deficit	(33,049,876)	(31,600,305)
Total stockholders’ deficit	(4,518,839)	(6,060,609)

Total liabilities and stockholders’ deficit	$1,249,231	$151,770

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

For the Three Months Ended April 30,

(unaudited)

	2024	2023
Revenue	$-	$-

Operating expenses
Professional fees	258,915	129,145
Payroll and related expenses	257,500	107,000
Rent expense	113,700	10,500
Stock-based stock compensation	189,248	140,741
Other general and administrative expenses	155,599	13,770
Total operating expenses	974,962	401,156

Operating loss	(974,962)	(401,156)

Other income (expense)
Amortization of beneficial conversion feature	-	(66,679)
Amortization of debt discount	(19,490)	-
Interest expense	(49,814)	(107,166)
Total other income (expense)	(69,304)	(173,845)

Net loss	$(1,044,266)	$(575,001)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	224,344,801	208,754,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2024 and 2023

(unaudited)

					Additional		Accumu-
	Preferred Stock		Common Stock		Paid-in	Subscription	lated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)
Common stock options issued for services	-	-	879,628	879	139,860	-		140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$-	$(28,463,259)	$(5,054,839)

Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of options	-	-	4,781,249	4,781	(4,781)	-	-	-
Exercise of options	-	-	14,740,000	14,740	(14,740)	-	-	-
Stock based compensation	-	-	-	-	189,248	-	-	189,248
Net loss	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(1,044,266)	$(575,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	189,248	140,741
Amortization of beneficial conversion feature	-	66,679
Amortization of debt discount	19,490	-
Change in assets and liabilities:
Prepaid expenses	(82,151)	(23,675)
Accounts payable and accrued expenses	(32,347)	(69,517)
Accrued expenses - related party	133,840	47,000
Accrued interest	37,750	99,120
Net cash used in operating activities	(778,436)	(314,653)

Cash flows from financing activities:
Proceeds from sale of preferred stock	1,753,300	-
Net cash provided by financing activities	1,753,300	-

Net increase in cash	974,864	(314,653)

Cash at beginning of period	30,146	431,374

Cash at end of period	$1,005,010	$116,721

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$1,048,793	$-
Cashless exercise of warrants and options	$19,521	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

April 30, 2024

(unaudited)

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

The unaudited condensed consolidated financial statements of the Company for the three-month periods ended April 30, 2024, and 2023 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2024, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On April 30, 2024, we had $1,005,010 in cash. Our net loss incurred for the three months ended April 30, 2024, was $1,044,266 and the working capital deficit was $440,301 on April 30, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of April 30, 2023, the Company’s cash balance did not exceed the insurance limits.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 53,214,479 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of April 30, 2024.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of April 30, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended April 30, 2024.

Recently Issued and Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants with require liability treatment. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company adopted this standard on February 1, 2024. As a result, the Company derecognized $405,305 for the remaining balance of the unamortized beneficial conversion features attributable to its outstanding convertible notes payable. The Company elected to use the modified retrospective approach as of the adoption date and recognized an adjustment to the opening balance of its accumulated deficit of $405,305.

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

NOTE 4 – CONVERTIBLE NOTES

The Company has $0 and $1,100,200 in convertible secured notes payable at April 30, 2024 and January 31, 2024. The balances as of January 31, 2024 were as follows:

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

As of January 31, 2024, there were debt discounts and beneficial conversion features on the above notes payable of $475,201. The Company derecognized the unamortized beneficial conversion feature upon its adoption of ASU 2020-06 as described in Note 1.

On April 5, 2024, holders of $1,099,200 par value of Convertible Secured Notes issued between December 2022 and May 2023 elected to convert those notes to common stock under contract terms. As a result, in the issuance of 9,854,783 common shares.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of April 30, 2024, as follows:

	Principal Amount	Note Date	Maturity Date
Yin Yin Silver Limited	$500,000	8/14/2015	8/4/2025
Yin Yin Silver Limited	500,000	10/28/2016	10/28/2026
Yin Yin Silver Limited	250,000	12/27/2017	12/27/2024
Barry Swenson	500,000	12/31/17	12/31/2025
Don H. Adair or Joanne Adair	125,000	2/15/17	2/15/2025
Joseph Swinford or Danielle Swinford	50,000	2/15/17	2/15/2025
Brandon Swain or Sierra Swain	50,000	2/15/17	2/15/2025
Scott Collins or Kendra Collins	12,500	2/15/17	2/15/2025
Carl Collins or Ellen Collins	12,500	2/15/17	2/15/2025
Jim Hammerel	5,000	9/21/2017	9/21/2024
Bret Renaud	5,000	10/14/2017	10/14/2024
Elatam Group Ltd	67,000	8/24/2021	5/31/2028
James Hardy	7,000	8/24/2021	5/31/2028
Acepac Holdings	1,000,000	8/24/2021	5/31/2028
Rick Ward	15,000	8/24/2021	5/31/2028
Robert & Joan Sweetman	10,000	7/1/2018	7/1/2025
Michael Swenson	10,000	7/1/2018	7/1/2025
Connie Sun	3,000	7/1/2018	7/1/2025
Elizabeth Enoch	10,000	8/1/2018	7/1/2025
William C. Stanton and Carol Stanton	3,000	7/1/2018	7/1/2025
Total	$3,135,000

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2024, the Company has accrued compensation of $500,135 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $257,500 for the three months ended April 30, 2024.

On January 23, 2023, the Company issued convertible notes payable to the following: Steven Rudofsky (“Rudofsky”), Chairman and CEO, for $125,000; Feehan Partners LP (“Feehan”), controlled by Robert Scannell (“Scannell”), CFO and Director, for $87,334 and $112,666; Andrew Brodkey (“Brodkey”). COO and Director, for $98,000; and Shaun Dykes (“Dykes”), Vice President and Director, for $150,000 (issued to Dykes and related parties to Dykes). On April 5, 2024, Rudofsky, Feehan, Brodkey, and Dykes converted notes payable of $125,000, $200,000, $98,000, and $30,000, respectively, into 1,666,667, 2,666,666, 1,306,667, and 400,000 shares of common stock, respectively. (Note 4).

On April 3, 2024, the officers of the company, Steven Rudofsky, CEO, Andrew Brodkey, COO, and Robert Scannell, CFO each elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 3,385,000 shares per officer, or a total of 11,055,000 common shares.

On April 4, 2024, Feehan and Brodkey executed cashless conversion of 2,666,666 and 1,306,667 warrants, respectively, into 1,666,666 and 816,666 shares of common stock, respectively.

On April 6, 2024, Dykes executed cashless conversion of 400,000 warrants into 251,250 shares of common stock.

On April 8, 2024, Rudofsky executed cashless conversion of 1,666,667 warrants into 1,041,667 shares of common stock.

As of April 30, 2024, the Company has payables of $54,000 to Brodkey.

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

The warrants issued through January 31, 2024, had a Black-Scholes fair value of $156,746 for the 1,125,000 warrants issued.

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

As of April 30, 2024, and January 31, 2024, the Company had 162 and 23 of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 4, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended April 30, 2024.

As described in Note 6, the Company issued certain shares of its common stock to related parties during the period ended April 30, 2024.

As of April 30, 2024, the Company had 247,017,097 shares issued and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2024, and April 30, 2024, 22,646,000 and 6,566,000 options are vested. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $189,248 the period ended April 30, 2024, in stock-based compensation expense related to the estimated vesting of these options. As of April 30, 2024, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568 thousand during fiscal 2025 based on the current estimated time to reach the milestones.

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

On April 3, 2024, Brodkey, Scannell, Rudofsky, and Dykes executed cashless conversions of 5,360,000 vested options each into 3,685,000 shares of common stock each.

Warrants

On April 4, 2024, Feehan and Brodkey executed cashless conversion of 2,666,666 and 1,306,667 warrants, respectively, into 1,666,666 and 816,666 shares of common stock, respectively.

On April 6, 2024, Dykes executed cashless conversion of 400,000 warrants into 251,250 shares of common stock.

On April 6, 2024, four warrant holders executed cashless conversion of 1,200,000 warrants into 753,750 shares of common stock.

On April 8, 2024, Rudofsky executed cashless conversion of 1,666,667 warrants into 1,041,667 shares of common stock.

As of April 30, 2024, the Company had 2,614,783 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), and 1,093,479 warrants outstanding with an exercise price of $0.23, which relate to the convertible notes dated May 8, 2023 (see Note 4).

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

The Company entered into a new long-term lease agreement for warehouse space in Idaho. The lease began on April 1, 2024, with an initial period of 3 years and an optional 3-year renewal at the end of the initial term. The Company may cancel the lease at any time after 13 months from the effective date of the lease by providing a 3-month notice of cancellation. The base lease payment is $3,600 through January 1, 2026, at which point base rent increases to $3,700 until January 1, 2027, at which point it increases to $3,800 until January 1, 2028, at which point it increases to $3,900. Prior to entering into this lease agreement, the Company was a party to a month-to-month lease which it had not terminated. The lessor and the Company agreed regain access to the warehouse including obtaining access to the Company’s property contained within such warehouse, the lessor agreed to the following additional payments. A single payment of $100,000 which was paid on March 5, 2024, and $6,000 per month beginning May 1, 2024, and ending on February 1, 2025.

Initially, the Company measure the right of use asset and liability associated with its office lease using the following inputs:

Remaining lease term (in years)	1.08
Discount rate	12%

The remaining term of the lease was based on the amount of time left before the Company may exercise its right to cancel the lease which is 13 months.

The Company considered whether it was probable it would exercise and extend beyond the initial 3-year term and determine it was not probable that the Company would exercise this renewal option.

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease are as follows:

Year Ending January 31,	Amount
2025	$43,200
Total remaining lease payments	43,200
Less: imputed interest	2,754
Present value of remaining lease payments	$40,446

The rent expense for the years ended December 31, 2022, and 2021 was $65,535 and $68,409 respectively, and was included in ‘general and administrative’ expenses in the accompanying statements of comprehensive loss. The Company paid $65,535 and $68,409 respectively, in lease payments during the years ended December 31, 2022, and 2021 and are included in the Company’s operating cash flows for both periods. The change in lease expense and lease cash payments from period to period is due to changes in exchange rate between USD and CHF as the Company’s minimum monthly lease payments are fixed for the term of the lease.

NOTE 9 – INCOME TAXES

As of April 30, 2024, and January 31, 2024, the Company has net operating loss carry forwards of $615,083 and $751,916, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2025 and 2024), as follows:

	April 30, 2024	January 31, 2024
Tax expense (benefit) at the statutory rate	$(175,461)	$(285,980)
State income taxes, net of federal income tax benefit	(41,776)	(68,090)
Change in valuation allowance	217,237	354,070
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at April 30, 2024 and January 31, 2024 are as follows:

	April 30, 2024	January 31, 2024
Deferred tax assets:
Net operating loss carryforward	$615,083	$397,846
Timing differences	-	-
Total gross deferred tax assets	615,083	397,846
Less: Deferred tax asset valuation allowance	(615,083)	(397,846)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $615,083 and $397,846 as of April 30, 2024, and January 31,2024, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements.

During May 2024, the Company issued 1,041,667 shares of common stock to an officer as a result of the cashless exercise of their warrants.

Also during May 2024, the Company issued 1,671,909 shares of common stock for services.

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

This discussion should be read in conjunction with our financial statements filed on our Form 8-K on January 27, 2023, our 2024 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended April 30, 2024, and 2023, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $32,588,150 from its inception to April 30, 2024, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended April 30, 2024, compared to the three months ended April 30, 2023

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $880,337 for the three months ended April 30, 2024, compared to $401,156 for the three months ended April 30, 2023. The increase was primarily due to the increase in professional fees ($258,915 for the three months ended April 30, 2024 compared to $129,145 for the same period in 2023), payroll and related expenses ($257,500 for the three months ended April 30, 2024 compared to $107,000 for the same period in 2024), rent expense ($113,700 for the three months ended April 30, 2024 compared to $10,500 for the same period in 2023), and other general and administrative expenses ($155,598 for the three months ended April 30, 2024 compared to $13,770 for the same period in 2023), offset by the decrease in stock-based compensation ($94,624 for the three months ended April 30, 2024 compared to $140,741 for the same period in 2023).

Other Income / Expenses

The Company had other expenses of $107,508 for the three months ended April 30, 2024, compared to $173,845 of income for the three months ended April 30. 2023.

Net Loss

The Company had a net loss of $987,845 for the three months ended April 30, 2024, compared to $575,001 for the three months ended April 30, 2023.

Liquidity and Capital Resources

As of April 30, 2024, the Company had cash of $1,005,010. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $778,436 for the three months ended April 30, 2024, compared to cash used of $314,653 for the same period in 2023.

We used cash in financing activities of $0 for the three months ended April 30, 2024, compared to $0 for the same period in 2023.

We had cash provided by financing activities for the three months ended April 30, 2024, of $1,753,000 compared to $0 for the same period in 2023.

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

TBD

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024)
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Iancorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.5	Option Agreement, dated October 13, 2004, by and between Cumo Molybdenum Mining Inc. and Mosquito Consolidated Gold Mines Limited, as amended January 14, 2005 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.8	Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.13	Technical Advisory Agreement between Internation Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024.
10.15*	Form of Unit Subscription Purchase Agreement
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1	Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Steven Rudofsky	President and Chief Executive Officer (Principal Executive Officer)	May 31, 2024
Steven Rudofsky

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2024
Robert Scannell

