Form 10-Q
period 2024-07-31
Idaho Copper Corp
filed 2024-09-05
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 5, 2024, the issuer had 249,946,937 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

July 31, 2024

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	July 31,	January 31,
	2024	2024
ASSETS
Current assets
Cash	$454,256	$30,146
Prepaid expenses	137,857	21,624
Total current assets	592,113	51,770

Right of use asset	40,446	-
Deposit	100,000	100,000

Total assets	$732,559	$151,770

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$366,549	$434,519
Accrued expenses to related parties	378,572	370,135
Accrued interest, current portion	342,492	1,115,723
Lease liability	40,446	-
Bond liabilities	260,000	-
Total current liabilities	1,388,059	1,920,377
Non-current liabilities
Bond liabilities	2,875,000	3,135,000
Convertible notes payable, net of discounts	-	623,999
Accrued interest, non-current portion	1,389,428	533,003
Total non-current liabilities	4,264,428	4,292,002
Total liabilities	5,652,487	6,212,379

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 185.67 and 23 shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 249,946,937 and 214,647,732 shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively	249,947	214,648
Additional paid-in capital	28,915,982	25,336,048
Subscription receivable	-	(11,000)
Accumulated deficit	(34,085,857)	(31,600,305)
Total stockholders’ deficit	(4,919,928)	(6,060,609)

Total liabilities and stockholders’ deficit	$732,559	$151,770

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

(unaudited)

	Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	81,694	127,656	340,609	256,801
Payroll and related expenses	195,150	250,000	452,650	357,000
Rent expense	29,385	10,500	143,085	21,000
Stock-based compensation	364,808	-	554,056	140,741
Other general and administrative expenses	272,423	10,784	428,022	24,554
Total operating expenses	943,460	398,940	1,918,422	800,096

Operating loss	(943,460)	(398,940)	(1,918,422)	(800,096)

Other income (expense)
Amortization of beneficial conversion feature	-	(68,567)	-	(135,246)
Amortization of debt discount	-	(11,317)	(19,490)	(11,317)
Interest income	6,407	-	6,407	-
Interest expense	(98,928)	(108,707)	(148,742)	(215,873)
Total other income (expense)	(92,521)	(188,590)	(161,825)	(362,435)

Net loss	$(1,035,981)	$(587,530)	$(2,080,247)	$(1,162,531)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	247,132,940	209,337,451	236,972,935	209,050,721

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2024 and 2023

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)
Common stock options issued for services	-	-	879,628	879	139,860	-		140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$-	$(28,463,259)	$(5,054,839)
Warrants issued	-	-	-	-	103,846	-	-	103,846
Net loss for the period ended July 31, 2023	-	-	-	-	-	-	(587,530)	(587,530)
Balance, July 31, 2023	-	$-	209,337,451	$209,337	$23,302,929	$-	$(29,050,789)	$(5,538,523)

Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of options	-	-	4,781,249	4,781	(4,781)	-	-	-
Exercise of options	-	-	14,740,000	14,740	(14,740)	-	-	-
Stock based compensation	-	-	-	-	189,248	-	-	189,248
Net loss for the period ended April 30, 2024	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)
Exercise of options	-	-	-	-	-	-	-	-
Sale of preferred stock	23.67	-	-	-	320,084	-	-	320,084
Stock based compensation	-	-	1,888,173	1,888	362,920	-	-	364,808
Exercise of warrant	-	-	1,041,667	1,042	(1,042)	-	-	-
Costs related to sale of preferred stock	-	-	-	-	(50,000)	-	-	(50,000)
Net loss for the period ended July 31, 2024	-	-	-	-	-	-	(1,035,981)	(1,035,981)
Balance, July 31, 2024	185.67	$-	249,946,937	$249,947	$28,915,982	$-	$(34,085,857)	$(4,919,928)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(2,080,247)	$(1,162,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	554,056	140,741
Amortization of beneficial conversion feature	-	135,246
Amortization of debt discount	19,490	11,317
Change in assets and liabilities:
Prepaid expenses	(116,233)	(27,321)
Accounts payable and accrued expenses	(71,811)	(33,433)
Accrued expenses - related party	12,277	233,887
Accrued interest	83,194	122,460
Net cash used in operating activities	(1,599,274)	(579,634)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	201,200
Proceeds from sale of preferred stock	2,023,384	-
Net cash provided by financing activities	2,023,384	201,200

Net increase in cash	424,110	(378,434)

Cash at beginning of period	30,146	431,374

Cash at end of period	$454,256	$52,940

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$1,048,793	$-
Cashless exercise of warrants and options	$20,563	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

July 31, 2024

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

The unaudited condensed consolidated financial statements of the Company for the six-month periods ended July 31, 2024, and 2023 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2024, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On July 31, 2024, we had $454,256 in cash. Our net loss incurred for the six months ended July 31, 2024, was $2,080,247 and the working capital deficit was $795,946 on July 31, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of July 31, 2024, the Company’s cash balance did not exceed the insurance limits.

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 53,214,479 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of July 31, 2024.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of July 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended July 31, 2024.

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

Unproven Mineral Right Interests

The Company will capitalize into intangible assets all costs, net of any recoveries, of acquiring, exploring, and evaluating an unproven mineral right interest, until the rights to which they relate are placed into production, at which time these deferred costs will be amortized over the estimated useful life of the rights upon commissioning the property, or written-off if the rights are disposed of, impaired or abandoned, when applicable.

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

Costs will include the cash consideration and the fair value of shares issued on the acquisition of mineral rights. Rights acquired under option or joint venture agreements, whereby payments are made at the sole discretion of the Company, are not accrued and are only recorded in the accounts when the payments are made. Proceeds from property option payments received by the Company are netted against the deferred costs of the related mineral rights, with any excess being included in operations.

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

Impairment of Long-Lived Assets

The Company’s future long-lived assets and other assets (consisting of property and equipment) will be reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Reclamation provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of July 31, 2024, there are no costs as production has not yet commenced.

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

NOTE 4 – CONVERTIBLE NOTES

The Company has $0 and $1,100,200 in convertible secured notes payable at July 31, 2024 and January 31, 2024. The balances as of January 31, 2024 were as follows:

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

On April 5, 2024, holders of $1,099,200 par value of Convertible Secured Notes issued between December 2022 and May 2023 elected to convert those notes to common stock under contract terms. As a result, we issued 9,854,783 shares of common stock to the respective holders.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of July 31, 2024, as follows:

	Principal Amount	Interest Rate	Note Date	Maturity Date	Colla-teral	Origi-nation	Features
Yin Yin Silver Limited	$500,000	8.50%	8/4/15	8/4/2025	(1)	(2)	(5)
Yin Yin Silver Limited	$500,000	8.50%	10/28/16	10/28/2026	(1)	(2)	(5)
Yin Yin Silver Limited	$250,000	8.50%	12/27/17	12/27/2024	(1)	(2)	(5)
Barry Swenson	$500,000	8.50%	12/31/17	12/31/2025	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	8.50%	2/15/17	2/15/2024	(1)	(3)	(6)
Jim Hammerel	$5,000	8.50%	9/21/2017	9/21/2024	(1)	(2)	(5)
Bret Renaud	$5,000	8.50%	10/14/2017	10/14/2024	(1)	(2)	(5)
Elatam Group Ltd	$67,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
James Hardy	$7,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Acepac Holdings	$1,000,000	7.50%	8/24/2021	5/31/2028	(1)	(4)	(6)
Rick Ward	$15,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Michael Swenson	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Connie Sun	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Elizabeth Enoch	$10,000	8.00%	8/1/2018	7/1/2025	(1)	(2)	(6)
William C. Stanton and Carol Stanton	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Total	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.
(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litgation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2024, the Company has accrued compensation of $384,972 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $452,650 for the six months ended July 31, 2024.

On January 23, 2023, the Company issued convertible notes payable to the following: Steven Rudofsky (“Rudofsky”), former Chairman and CEO, for $125,000; Feehan Partners LP (“Feehan”), controlled by Robert Scannell (“Scannell”), CFO and Director, for $87,334 and $112,666; Andrew Brodkey (“Brodkey”). CEO, COO and Director, for $98,000; and Shaun Dykes (“Dykes”), Vice President and Director, for $150,000 (issued to Dykes and related parties to Dykes). On April 5, 2024, Rudofsky, Feehan, Brodkey, and Dykes converted notes payable of $125,000, $200,000, $98,000, and $30,000, respectively, into 1,666,667, 2,666,666, 1,306,667, and 400,000 shares of common stock, respectively. (Note 4).

On April 3, 2024, the officers of the company, Rudofsky, Brodkey, and Scannell each elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 3,385,000 shares per officer, or a total of 11,055,000 common shares.

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

On May 1, 2024, Rudofsky, Brodkey, and Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 195,313, 109,375, and 390,625 shares of common stock, respectively.

As of July 31, 2024, the Company has payables of $54,000 to Brodkey.

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

Between February and July 2024, we entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), units (each, a “Unit” and, collectively, the “Units”), for a purchase price of $12,000 per Unit, for gross proceeds of $1,952,000. Each Unit consists of one (1) share of the Company’s Series A Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). Each share of Preferred Stock converts into 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Warrant entitles the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share.

As of July 31, 2024, and January 31, 2024, the Company had 185.67 and 23 of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 4, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended July 31, 2024.

As described in Note 6, the Company issued certain shares of its common stock to related parties during the period ended July 31, 2024.

On May 1, 2024, Rudofsky, Brodkey, and Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 195,313, 109,375, and 390,625 shares of common stock, respectively.

During May 2024, the Company issued 1,041,667 shares of common stock to an officer as a result of the cashless exercise of their warrants.

For the six months ended July 31, 2024, the Company issued 1,039,096 shares of common stock for non-officer services.

As of July 31, 2024, the Company had 249,946,937 shares issued, issuable, and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2024, and July 31, 2024, 22,646,000 and 6,566,000 options are vested. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $189,248 the period ended July 31, 2024, in stock-based compensation expense related to the estimated vesting of these options. As of July 31, 2024, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568 thousand during fiscal 2025 based on the current estimated time to reach the milestones.

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

As of July 31, 2024, the Company had 2,614,783 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), and 1,093,479 warrants outstanding with an exercise price of $0.23, which relate to the convertible notes dated May 8, 2023 (see Note 4).

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the three months ended July 31, 2024 and 2023 of $364,808 and $0, respectively, and for the six months ended July 31, 2024 and 2023 of $554,056 and $140,741, respectively.

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

The rent expense for the six months July 31, 2024, and 2023 was $143,085 and $21,000 respectively.

NOTE 9 – INCOME TAXES

As of July 31, 2024, and January 31, 2024, the Company has net operating loss carry forwards of $1,143,658 and $751,916, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2025 and 2024), as follows:

	July 31, 2024	January 31, 2024
Tax expense (benefit) at the statutory rate	$(316,407)	$(285,980)
State income taxes, net of federal income tax benefit	(75,335)	(68,090)
Change in valuation allowance	391,742	354,070
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at July 31, 2024 and January 31, 2024 are as follows:

	July 31, 2024	January 31, 2024
Deferred tax assets:
Net operating loss carryforward	$1,143,658	$751,916
Timing differences	-	-
Total gross deferred tax assets	1,143,658	751,916
Less: Deferred tax asset valuation allowance	(1,143,658)	(751,916)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,143,658 and $751,916 as of July 31, 2024, and January 31,2024, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements.

Offering

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 11, 2024, to offer and resell up to 94,126,642 shares of common stock by selling stockholders consisting of (i) up to 9,283,333 shares of common stock issuable upon the conversion of 185.66 shares of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share sold in a private placement offering with Newbridge Securities Corporation acting as the sole placement agent (the “Newbridge Private Placement Offering”) (ii) up to 11,604,167 shares of common stock issuable upon the exercise of warrants sold in the Newbridge Private Placement Offering, (iii) 813,333 shares of common stock issued to the placement agent of the Newbridge Private Placement Offering, (iv) 66,794,143 shares of common stock issued pursuant to the January 23, 2023 share exchange with the former shareholders of ICUMO, (v) 4,333,333 shares of common stock sold a private placement offering on December 15, 2022, (vi) 880,000 shares of common stock issuable upon conversion of the principal and accrued interest of two convertible promissory notes in the aggregate principal amount of $201,200 in total, at a price of $0.23 per share, issued to certain selling stockholders on April 5, 2024, and (vii) 418,333 shares of common stock issued in consideration of consulting fees to various consultants.

The registration statement has not yet been declared effective by the SEC.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the six months ended July 31, 2024, and 2023, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $34,085,857 from its inception to July 31, 2024, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended July 31, 2024, compared to the three months ended July 31, 2023

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $943,460 for the three months ended July 31, 2024, compared to $398,940 for the three months ended July 31, 2023. The increase was primarily due to the increase in stock-based compensation ($364,808 for the three months ended July 31, 2024 compared to $0 for the same period in 2023), rent expense ($29,385 for the three months ended July 31, 2024 compared to $10,500 for the same period in 2023), and other general and administrative expenses ($272,423 for the three months ended July 31, 2024 compared to $10,784 for the same period in 2023), offset by the decrease in professional fees ($81,694 for the three months ended July 31, 2024 compared to $127,656 for the same period in 2023) and payroll and related expenses ($195,150 for the three months ended July 31, 2024 compared to $250,000 for the same period in 2023. The increase in stock-based compensation was primarily due to the conversion of officers’ accrued compensation into common stock. The increase in rent expense was due to larger facility needs. The increase in other general and administrative costs was primarily due to scanning services for the quarter. The decrease in payroll and related expenses was primarily due to officers converting accrued compensation into common stock.

Other Income / Expenses

The Company had other expenses, net, of $92,521 for the three months ended July 31, 2024, compared to $188,590 of expense for the three months ended July 31. 2023.

Net Loss

The Company had a net loss of $1,035,981 for the three months ended July 31, 2024, compared to $587,530 for the three months ended July 31, 2023.

For the six months ended July 31, 2024, compared to the six months ended July 31, 2023

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,918,422 for the six months ended July 31, 2024, compared to $800,096 for the six months ended July 31, 2023. The increase was primarily due to the increase in payroll and related expenses ($452,650 for the six months ended July 31, 2024 compared to $357,000 for the same period in 2024), rent expense ($143,085 for the six months ended July 31, 2024 compared to $21,000 for the same period in 2023), and other general and administrative expenses ($428,022 for the six months ended July 31, 2024 compared to $24,554 for the same period in 2023), stock-based compensation ($554,056 for the six months ended July 31, 2024 compared to $140,741 for the same period in 2023), and professional fees ($340,609 for the six months ended July 31, 2024 compared to $256,801 for the same period in 2023. The increase in payroll and related expenses is related to a pay increase for two officers. The increase in rent expense is primarily due to a settlement of $100,000 and the larger facility rented. The increase in other general and administrative expenses was primarily due to scanning services of $363,268. The increase in stock-based compensation was primarily due to conversions of accrued compensation for officers and the issuances of common stock to various third parties for services. The increase in professional fees relates to increased services required for funding activities and the preparation for the filing of Form S-1.

Other Income / Expenses

The Company had other expenses, net, of $161,825 for the six months ended July 31, 2024, compared to $362,435 of income for the six months ended July 31. 2023.

Net Loss

The Company had a net loss of $2,080,247 for the six months ended July 31, 2024, compared to $1,162,531 for the six months ended July 31, 2023.

Liquidity and Capital Resources

As of July 31, 2024, the Company had cash of $454,256. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $1,599,274 for the six months ended July 31, 2024, compared to cash used of $579,634 for the same period in 2023.

We used cash in financing activities of $0 for the six months ended July 31, 2024, compared to $0 for the same period in 2023.

We had cash provided by financing activities for the six months ended July 31, 2024, of $2,023,384 compared to $201,200 for the same period in 2023.

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

None.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024)
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.5	Option Agreement, dated October 13, 2004, by and between Cumo Molybdenum Mining Inc. and Mosquito Consolidated Gold Mines Limited, as amended January 14, 2005 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.8	Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.13	Technical Advisory Agreement between International Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on May 15, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024).
10.15	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibits to our Form 10-Q filed with the SEC on June 3, 2024).
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1	Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	September 5, 2024
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2024
Robert Scannell

