Form 10-Q
period 2024-10-31
Idaho Copper Corp
filed 2024-12-12
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 11, 2024, the issuer had 256,942,937 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

October 31, 2024

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	October 31,	January 31,
	2024	2024
ASSETS
Current assets
Cash	$18,731	$30,146
Prepaid expenses	134,716	21,624
Total current assets	153,447	51,770

Right of use asset	20,843	-
Deposit	100,000	100,000

Total assets	$274,290	$151,770

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$385,958	$434,519
Accrued expenses to related parties	388,971	370,135
Accrued interest, current portion	284,279	1,115,723
Note payable	25,000	-
Lease liability	20,843	-
Bond liabilities, current portion	546,000	-
Total current liabilities	1,651,051	1,920,377
Non-current liabilities
Bond liabilities, non-current portion	2,589,000	3,135,000
Convertible notes payable, net of discounts	-	623,999
Accrued interest, non-current portion	1,590,724	533,003
Total non-current liabilities	4,179,724	4,292,002
Total liabilities	5,830,775	6,212,379

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 186.67 and 23 shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 256,942,937 and 214,647,732 shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively	256,943	214,648
Additional paid-in capital	30,625,010	25,336,048
Subscription receivable	-	(11,000)
Accumulated deficit	(36,438,438)	(31,600,305)
Total stockholders’ deficit	(5,556,485)	(6,060,609)

Total liabilities and stockholders’ deficit	$274,290	$151,770

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	285,336	100,821	625,945	357,622
Payroll and related expenses	60,000	282,500	512,650	639,500
Rent expense	28,800	10,500	171,885	31,500
Stock-based compensation	1,704,024	-	2,258,080	140,739
Other general and administrative expenses	126,808	42,905	554,830	67,459
Total operating expenses	2,204,968	436,726	4,123,390	1,236,820

Operating loss	(2,204,968)	(436,726)	(4,123,390)	(1,236,820)

Other income (expense)
Amortization of beneficial conversion feature	-	(68,566)	-	(203,812)
Amortization of debt discount	-	(11,316)	(19,490)	(22,633)
Interest income	440	-	6,846	-
Interest expense	(148,053)	(63,851)	(296,795)	(279,725)
Total other income (expense)	(147,613)	(143,733)	(309,439)	(506,170)

Net loss	$(2,352,581)	$(580,459)	$(4,432,829)	$(1,742,990)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	253,460,307	210,365,353	242,282,623	210,175,251

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2024 and 2023

(unaudited)

					Additional		Accumu-
	Preferred Stock		Common Stock		Paid-in	Subscription	lated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)
Common stock options issued for services	-	-	879,628	879	139,860	-	-	140,739
Net loss for the period ended April 30, 2023	-	-	-	-	-	-	(575,001)	(575,001)
Balance, April 30, 2023	-	$-	209,337,451	$209,337	$23,199,083	$-	$(28,463,259)	$(5,054,839)
Warrants issued	-	-	-	-	103,846	-	-	103,846
Net loss for the period ended July 31, 2023	-	-	-	-	-	-	(587,531)	(587,531)
Balance, July 31, 2023	-	$-	209,337,451	$209,337	$23,302,929	$-	$(29,050,790)	$(5,538,524)
Conversion of liabilities to common stock	-	-	3,844,073	3,845	265,240	-	-	269,085
Net loss for the period ended October 31, 2023	-	-	-	-	-	-	(580,459)	(580,459)
Balance, October 31, 2023	-	$-	213,181,524	$213,182	$23,568,169	$-	$(29,631,249)	$(5,849,898)

Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of warrants	-	-	4,781,249	4,781	(4,781)	-	-	-
Exercise of options	-	-	14,740,000	14,740	(14,740)	-	-	-
Stock based compensation	-	-	-	-	189,248	-	-	189,248
Net loss for the period ended April 30, 2024	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)
Exercise of options	-	-	-	-	-	-	-	-
Sale of preferred stock	23.67	-	-	-	320,084	-	-	320,084
Stock based compensation	-	-	1,888,173	1,888	362,920	-	-	364,808
Exercise of warrant	-	-	1,041,667	1,042	(1,042)	-	-	-
Costs related to sale of preferred stock	-	-	-	-	(50,000)	-	-	(50,000)
Net loss for the period ended July 31, 2024	-	-	-	-	-	-	(1,035,981)	(1,035,981)
Balance, July 31, 2024	185.67	$-	249,946,937	$249,947	$28,915,982	$-	$(34,085,857)	$(4,919,928)
Sale of preferred stock	1	-	-	-	12,000	-	-	12,000
Stock-based compensation	-	-	6,996,000	6,996	1,697,028	-	-	1,704,024
Net loss for the period ended October 31, 2024	-	-	-	-	-	-	(2,352,581)	(2,352,581)
Balance, October 31, 2024	186.67	$-	256,942,937	$256,943	$30,625,010	$-	$(36,438,438)	$(5,556,485)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(4,432,829)	$(1,742,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,258,080	140,739
Amortization of beneficial conversion feature	-	203,812
Amortization of debt discount	19,490	22,633
Change in assets and liabilities:
Prepaid expenses	(113,092)	(24,472)
Accounts payable and accrued expenses	(52,400)	123,032
Accrued expenses - related party	22,676	481,387
Accrued interest	226,276	180,999
Net cash used in operating activities	(2,071,799)	(614,860)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	201,200
Proceeds from note payable	25,000	-
Proceeds from sale of preferred stock	2,035,384	-
Net cash provided by financing activities	2,060,384	201,200

Net decrease in cash	(11,415)	(413,660)

Cash at beginning of period	30,146	431,374

Cash at end of period	$18,731	$17,714

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$1,048,793	$269,085
Cashless exercise of warrants and options	$20,563	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

October 31, 2024

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

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States and as of the date of these condensed consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

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

The unaudited condensed consolidated financial statements of the Company for the nine-month periods ended October 31, 2024, and 2023 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2024, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, are presented in accordance with US GAAP, and stated in United States dollars, and have been prepared by the Company, pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On October 31, 2024, we had $18,731 in cash. Our net loss incurred for the nine months ended October 31, 2024, was $4,432,829 and the working capital deficit was $1,497,605 on October 31, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of October 31, 2024, the Company’s cash balance did not exceed the insurance limits.

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

Fair Value of Financial Instruments

The book values of cash and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under US GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 53,214,479 dilutive shares (related to the convertible notes (see Note 4)) of common stock as of October 31, 2024.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of October 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended October 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU significantly changes the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity so that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants which require liability treatment. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company adopted this standard on February 1, 2024. As a result, the Company derecognized $405,305 for the remaining balance of the unamortized beneficial conversion features attributable to its outstanding convertible notes payable. The Company elected to use the modified retrospective approach as of the adoption date and recognized an adjustment to the opening balance of its accumulated deficit in the amount of $405,305.

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

Impairment of Long-Lived Assets

The Company’s future long-lived assets and other assets (consisting of property and equipment) will be reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of October 31, 2024, there are no costs as production has not yet commenced.

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

NOTE 3 – RECLAMATION BONDS AND PROVISIONS

Reclamation Bonds and Provisions

During 2016, the Company entered into a surety agreement that guarantees the reclamation bond on the CuMo Property. In order to maintain the good standing of this surety, the Company is required to make an annual payment of $8,340. The Company has a deposit of $100,000 (as reflected in Deposit on the balance sheet) for the reclamation bond which has a face value of $278,000 as determined by the United States Department of Agriculture Forest Service.

The security deposit is refundable when the Company completes the required reclamation clean-up costs.

NOTE 4 – CONVERTIBLE NOTES

The Company has $0 and $1,100,200 in convertible secured notes payable at October 31, 2024, and January 31, 2024. The balances as of January 31, 2024 were as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	(a)	1/23/23	7/23/25	$0.10	1,250,000	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	(a)	1/23/23	7/23/25	$0.10	873,340	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	(a)	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	(a)	1/23/23	7/23/25	$0.10	1,000,000	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	(a)	1/23/23	7/23/25	$0.10	500,000	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	(a)	1/23/23	7/23/25	$0.10	750,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	(a)	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
James Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	(a)	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	300,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	(a)	1/23/23	7/23/25	$0.10	980,000	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	(a)	1/23/23	7/23/25	$0.10	1,126,660	1,126,660	$0.15	1/23/28
Gil Atzmon	$102,200	(a)	5/8/23	11/8/25	$0.23	440,000	550,000	$0.23	5/8/26
Jon Powell	$100,000	(a)	5/8/23	11/8/25	$0.23	434,783	543,479	$0.23	5/8/26
Total	$1,100,200					9,854,783	10,073,479

(a)	The replacement notes and new warrants are secured by mining claims and rights of the CuMo Project.

As of January 31, 2024, there were debt discounts and beneficial conversion features on the above notes payable of $476,201. The Company derecognized the unamortized beneficial conversion feature upon its adoption of ASU 2020-06 as described in Note 1.

On April 5, 2024, holders of $1,099,200 par value of Convertible Secured Notes issued between December 2022 and May 2023 elected to convert those notes to common stock under contract terms. As a result, we issued 9,854,783 shares of common stock to the respective holders.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of October 31, 2024, as follows:

	Principal Amount	Interest Rate	Note Date	Maturity Date	Collateral	Origination	Features
Yin Yin Silver Limited	$500,000	8.50%	8/4/15	8/4/2025	(1)	(2)	(5)
Yin Yin Silver Limited	$500,000	8.50%	10/28/16	10/28/2026	(1)	(2)	(5)
Yin Yin Silver Limited	$250,000	8.50%	12/27/17	12/27/2024	(1)	(2)	(5)
Barry Swenson	$500,000	8.50%	12/31/17	12/31/2025	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	8.50%	2/15/17	2/15/2024	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	8.50%	2/15/17	2/15/2024	(1)	(3)	(6)
Jim Hammerel	$5,000	8.50%	9/21/2017	9/21/2024	(1)	(2)	(5)
Bret Renaud	$5,000	8.50%	10/14/2017	10/14/2024	(1)	(2)	(5)
Elatam Group Ltd	$67,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
James Hardy	$7,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Acepac Holdings	$1,000,000	7.50%	8/24/2021	5/31/2028	(1)	(4)	(6)
Rick Ward	$15,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Michael Swenson	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Connie Sun	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Elizabeth Enoch	$10,000	8.00%	8/1/2018	7/1/2025	(1)	(2)	(6)
William C. Stanton and Carol Stanton	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Total	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.
(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2024, the Company has accrued compensation of $388,971 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $858,500 for the nine months ended October 31, 2024.

On January 23, 2023, the Company issued convertible notes payable to the following: Steven Rudofsky (“Rudofsky”), former Chairman and CEO, for $125,000; Feehan Partners LP (“Feehan”), controlled by Robert Scannell (“Scannell”), CFO and Director, for $87,334 and $112,666; Andrew Brodkey (“Brodkey”). CEO, COO and Director, for $98,000; and Shaun Dykes (“Dykes”), Vice President and Director, for $150,000 (issued to Dykes and related parties to Dykes). On April 5, 2024, Rudofsky, Feehan, Brodkey, and Dykes converted notes payable of $125,000, $200,000, $98,000, and $30,000, respectively, into 1,666,667, 2,666,666, 1,306,667, and 400,000 shares of common stock, respectively (see Note 4).

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

On August 2, 2024, Brodkey, Rudofsky, and Scannell each elected to convert accrued compensation of $42,500, $31,250, and $87,500, respectively, into 170,000, 125,000, and 350,000 shares of common stock, respectively.

On September 25, 2024, the Company issued stock incentives to Brodkey (2,570,000 shares valued at $565,400), Scannell (2,500,000 shares valued at $550,000), and Rudofsky (125,000 shares valued at $27,500).

As of October 31, 2024, the Company has payables of $54,000 to Brodkey.

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

Between February and October 2024, we entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), units (each, a “Unit” and, collectively, the “Units”), for a purchase price of $12,000 per Unit, for gross proceeds of $1,964,000. Each Unit consists of one (1) share of the Company’s Series A Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). Each share of Preferred Stock converts into 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Warrant entitles the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share.

As of October 31, 2024, and January 31, 2024, the Company had 186.67 and 23 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 4, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended October 31, 2024.

As described in Note 6, the Company issued certain shares of its common stock to related parties during the period ended October 31, 2024.

On May 1, 2024, Rudofsky, Brodkey, and Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 195,313, 109,375, and 390,625 shares of common stock, respectively.

During May 2024, the Company issued 1,041,667 shares of common stock to an officer as a result of the cashless exercise of their warrants.

On August 2, 2024, Brodkey, Rudofsky, and Scannell each elected to convert accrued compensation of $42,500, $31,250, and $87,500, respectively, into 170,000, 125,000, and 350,000 shares of common stock, respectively. Other employees and non-employees converted compensation of $574,750 into 439,000 shares of common stock.

On September 25, 2024, the Company issued stock incentives to Brodkey (2,570,000 shares valued at $565,400), Scannell (2,500,000 shares valued at $550,000), and Rudofsky (125,000 shares valued at $27,500). The Company also issued stock incentives to employees and non-employees (375,000 shares valued at $82,500).

For the nine months ended October 31, 2024, the Company issued 1,039,096 shares of common stock for non-officer services.

As of October 31, 2024, the Company had 256,942,937 shares issued, issuable, and outstanding.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2024, and October 31, 2024, 22,646,000 and 6,566,000 options are vested. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $189,248 the period ended October 31, 2024, in stock-based compensation expense related to the estimated vesting of these options. As of October 31, 2024, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during fiscal 2025 based on the current estimated time to reach the milestones.

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

As of October 31, 2024, the Company had 2,614,783 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023 (see Note 4), and 1,093,479 warrants outstanding with an exercise price of $0.23, which relate to the convertible notes dated May 8, 2023 (see Note 4).

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the three months ended October 31, 2024, and 2023 of $1,704,024 and $0, respectively, and for the nine months ended October 31, 2024, and 2023 of $2,258,080 and $140,739, respectively.

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

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease are as follows:

Year Ending January 31,	Amount
2025	$43,200
Total remaining lease payments	43,200
Less: imputed interest	22,357
Present value of remaining lease payments	$20,843

The rent expense for the nine months October 31, 2024, and 2023 was $143,085 and $21,000 respectively.

NOTE 9 – INCOME TAXES

As of October 31, 2024, and January 31, 2024, the Company has net operating loss carry forwards of $1,312,283 and $751,916, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2025 and 2024), as follows:

	October 31,	January 31,
	2024	2024
Tax expense (benefit) at the statutory rate	$(452,604)	$(285,980)
State income taxes, net of federal income tax benefit	(107,763)	(68,090)
Change in valuation allowance	560,367	354,070
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax year 2023 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at October 31, 2024 and January 31, 2024 are as follows:

	October 31, 2024	January 31, 2024
Deferred tax assets:
Net operating loss carryforward	$1,312,283	$751,916
Timing differences	-	-
Total gross deferred tax assets	1,312,283	751,916
Less: Deferred tax asset valuation allowance	(1,312,283)	(751,916)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,312,283 and $751,916 as of October 31, 2024, and January 31,2024, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 4, 2025.

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500, respectively, into 193,182 and 397,727 shares of common stock, respectively. Other employees and non-employees converted compensation of $67,500 into 306,818 shares of common stock.

On November 5, 2024, Rudofsky exercised 500,000 warrants with a $0.15 exercise price into 500,000 shares of common stock for $75,000.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended October 31, 2024, and 2023, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $36,438,438 from its inception to October 31, 2024, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended October 31, 2024, compared to the three months ended October 31, 2023

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $2,204,968 for the three months ended October 31, 2024, compared to $436,726 for the three months ended October 31, 2023. The increase was primarily due to the increase in stock-based compensation ($1,704,024 for the three months ended October 31, 2024 compared to $0 for the same period in 2023), professional fees ($285,336 for the three months ended October 31, 2024 compared to $100,821 for the same period in 2023), rent expense ($28,800 for the three months ended October 31, 2024 compared to $10,500 for the same period in 2023), and other general and administrative expenses ($126,808 for the three months ended October 31, 2024 compared to $42,905 for the same period in 2023), offset by the decrease in payroll and related expenses ($60,000 for the three months ended October 31, 2024 compared to $282,500 for the same period in 2023. The increase in stock-based compensation was primarily due to the conversion of officers’ accrued compensation into common stock. The increase in rent expense was due to larger facility needs. The increase in other general and administrative costs was primarily due to scanning services for the quarter. The decrease in payroll and related expenses was primarily due to officers converting accrued compensation into common stock.

Other Income / Expenses

The Company had other expenses, net, of $147,613 for the three months ended October 31, 2024, compared to $143,732 of expense for the three months ended October 31. 2023.

Net Loss

The Company had a net loss of $2,352,581 for the three months ended October 31, 2024, compared to $580,459 for the three months ended October 31, 2023.

For the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $4,123,390 for the nine months ended October 31, 2024, compared to $1,236,821 for the nine months ended October 31, 2023. The increase was primarily due to the increase in stock-based compensation expenses ($2,258,080 for the nine months ended October 31, 2024 compared to $140,739 for the same period in 2024), professional fees ($625,945 for the nine months ended October 31, 2024 compared to $357,622 for the same period in 2023), rent expense ($171,885 for the nine months ended October 31, 2024 compared to $31,500 for the same period in 2023), and other general and administrative expenses ($554,830 for the nine months ended October 31, 2024 compared to $67,459 for the same period in 2023), offset by the decrease in payroll and payroll related expenses ($512,650 for the nine months ended October 31, 2024 compared to $639,500 for the same period in 2023). The decrease in payroll and related expenses is related to the conversion of accrued payroll into common stock offset by a pay increase for two officers. The increase in rent expense is primarily due to a settlement of $100,000 and the larger facility rented. The increase in other general and administrative expenses was primarily due to scanning services of $413,608. The increase in stock-based compensation was primarily due to conversions of accrued compensation for officers and the issuances of common stock to various third parties for services. The increase in professional fees relates to increased services required for funding activities and the preparation for the filing of Form S-1.

Other Income / Expenses

The Company had other expenses, net, of $309,439 for the nine months ended October 31, 2024, compared to expenses of $506,170 for the nine months ended October 31. 2023.

Net Loss

The Company had a net loss of $4,432,829 for the nine months ended October 31, 2024, compared to $1,742,989 for the nine months ended October 31, 2023.

Liquidity and Capital Resources

As of October 31, 2024, the Company had cash of $18,731. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $2,071,799 for the nine months ended October 31, 2024, compared to cash used of $614,860 for the same period in 2023.

We used cash in financing activities of $0 for the nine months ended October 31, 2024, compared to $0 for the same period in 2023.

We had cash provided by financing activities for the nine months ended October 31, 2024, of $2,060,384 compared to $201,200 for the same period in 2023.

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

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2024
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2024
Robert Scannell

