Form 10-K/A
period 2024-01-31
Idaho Copper Corp
filed 2025-04-17
CIK 1263364

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

As of April 16, 2025, there were 262,296,039 shares of the registrant’s common stock issued and outstanding.

Explanatory Note

The Registrant is filing this Amendment No. 1 (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended January 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 15, 2024 (the “Original Form 10-K”). The purpose of this Amendment is solely to correct the disclosures to Item 1 and incorporate the information required by Item 1304(b) of Regulation S-K in response to a letter received by the Company from the Commission regarding said Item. Additionally, we have expanded certain of our disclosures in Item 8 and the notes to the consolidated financial statements for purposes of clarity. Except for said Items, and the added disclosures in the notes to the consolidated financial statements, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. This Amendment has not been updated to reflect events that occurred after May 15, 2024, the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

This Amendment includes Exhibits 31 and 32, new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

No changes are hereby made to the registrant’s financial statements. Other than the change discussed above and the filing of the currently dated certifications to this Amendment, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment should be read in conjunction with the Original Form 10-K.

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

Molybdenum mineralization was discovered at CuMo in 1963. Mineralization on the property occurs in veins and veinlets developed within various intrusive bodies. Molybdenite (MoS2) occurs within quartz veins, veinlets, and vein stockworks. Whereas a typical porphyry deposit features disseminated mineralized areas throughout the orebody. CuMo is a stockwork-type deposit, Individual veinlets vary in size from tiny fractures to veinlets five centimeters in width, with an overall thickness averaging 0.3- 0.4 cm. Pyrite and/or chalcopyrite are commonly associated with molybdenite although molybdenite can occur alone without other metallic mineralization.

Due to their large size, the total contained economic molybdenum in this type of lower grade copper-molybdenum deposit can be equivalent to or exceed that of high-grade molybdenum deposits.

History of CuMo Project Exploration

The Boise Basin was first explored following the discovery of placer gold deposits in 1862. Several lode gold deposits were discovered and developed immediately following the initial alluvial gold rush, with significant production occurring in the late 1800’s and early 1900’s. No production has occurred on the CuMo Project claim footprint itself.

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

In 2011, a new technical study for a NI 43-101 compliant Resource update was commissioned with Snowden Mining Consultants. The resource estimate update was based on a total of 54 diamond drillholes totaling 99,404 ft. Of these, 12 diamond drillholes were completed in 2009 and 2010. Again, using assumed metal recoveries and selected RCV cut-off grades, Snowden reported updated global Indicated Resources and global Inferred Resources Snowden adopted most of the other design parameters and assumptions offered by Ausenco.

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

Finally, in 2020 SRK authored a NI 43-101 compliant Preliminary Economic Assessment and Technical Report (PEA) for the CuMo project. This document, relying on the previously published 2015 resource estimate, proposed an open pit mine and concentrator combination at a milling rate of 150,000 tons per day, and an initial mine life of 30 years. It also incorporated particle-based ore sorting technology to remove 28% of the mining waste from the ore stream, prior to entering the concentrator.

The mineral resource estimates contained in the TRS are based on drilling completed through 2012 on a total of 65 diamond drill holes totaling 36,166 m (118,654 ft). As no additional drilling has been completed since the 2015 resource was estimated, the mineral resource estimates are considered current and have not been updated since that time.

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

The resource estimate was based on a total of 65 diamond drill holes totaling 36,166 m (118,654 ftNine of the 65 diamond drill holes were completed in 2012. As no additional drilling has been completed since the 2015 resource was estimated, it is considered current. The resource is considered an Insitu resource as it is based on the drilling and overall geological modeling.

Table 1 to Paragraph (D)(1)—CuMo Summary of Copper, Molybdenum, Silver, Rhenium and Sulphur Mineral Resources at the End of the Fiscal Year 2024 Based on Metal Prices (see table 2)

		Grades							Metal Recoveries (2)
Classification	short tons	Cu	MoS2	Ag	Re	S	RCV (1)	Rc v	Cu Recov	Mo Recov	Ag recov	Re Recov
	(Millions)%		%	Gms	PPM	%	$	Cutoff	%	%	%	%
Measured	297.2	0.076	0.081	2.09	0.03	0.229	17.83	$5.00	60 to 80	80 to 95	55 to 75	90
Indicated	1972.3	0.085	0.053	2.57	0.019	0.269	13.4	$5.00	60 to 80	80 to 95	55 to 75	90
Measured + Indicated	2269.6	0.084	0.057	2.5	0.021	0.264	13.98	$5.00	60 to 80	80 to 95	55 to 75	90
Inferred	2556.6	0.067	0.048	2.13	0.017	0.282	11.48	$5.00	60 to 80	80 to 95	55 to 75	90

* The detailed results of the resource calculation can be found in Exhibit 96.1 of this filing.\in particular sections 1.10.1 and Section 11. The point of reference for this mineral resource is an In-situ Resource.

RCV calculation:

The RCV calculations were based on the following metal prices

Table 2: Metal prices for resources and represent the longer term predictions for future prices combined with the moving average for the past 3 years.

Metal	Price
Copper (Cu), $/lb	3.00
Molybdenum trioxide (MoO3), $/lb	10.00
Molybdenum Metal (Mo), $/lb	15.00
Silver (Ag), $/ounce	12.50

Molybdenum is sold as molybdenum trioxide (MoO3) which has higher Mo content. The price used in this study for MoO3 is $10/lb. MoO3 is calculated from MoS2 by the following:

●	Pounds Mo = MoS2 * 20 / 1.6681
●	Pounds MoO3 = Pounds Mo * 1.5

The metal recoveries used to calculate RCV were a function of mineralized zones as follows:

Table 3: Metal recoveries sorted by mineralized zone

Metal	%Recoveries in Oxides	%Recoveries in Cu-Ag Zone	%Recoveries in Cu-Mo Zone	%Recoveries in Mo & MSI Zones
Cu	60.0	68.0	85.0	72.0
Mo	80.0	86.0	92.0	95.0
Ag	65.0	75.0	78.0	55.0

*Note – the recoveries for all metals in the MSI Zone were similar to the Mo Zone

Factors to use in RCV equation were as follows:

MoS2 Factor ($/ton) =	MoS2% * Mo Recovery % * 2000 lbs/ton * $/lb MoO3 * 1.5/1.6881

Cu Factor ($/ton) =	Cu % * Cu Recovery % * 2000 lbs/ton * $/lb Cu

Ag Factor ($/ton) =	Ag ppm * Ag Recovery % * $/oz Ag
31.1035 g/oz * 1.1023 tons/tonne

The equations to calculated RCV for each mineralized zone were as follows:

RCV (oxides) = (Cu% * 36.0) + (Ag(ppm) * 0.24) + (MoS2% * 143.88)

RCV (Cu-Ag) = (Cu% * 40.8) + (Ag(ppm) * 0.27) + (MoS2% * 154.67)

RCV (Cu-Mo) = (Cu% * 51.0) + (Ag(ppm) * 0.28) + (MoS2% * 165.46)

RCV (Mo) = (Cu% * 43.2) + (Ag(ppm) * 0.20) + + (MoS2% * 170.85)

RCV (MSI) = (Cu% * 43.2) + (Ag(ppm) * 0.20) + + (MoS2% * 170.85)

Other assumptions:

In 2012, Snowden Mining Consultants (Snowden) used Geovia’s WhittleTM pit optimizer to determine a constraining open pit shell for the CuMo deposit. Optimization parameters were from Thompson Creek mine (a comparable open pit molybdenum project located in Idaho). The optimization parameters included mill feed, mining and processing costs of $9.28 per processed ton, overall pit slope angles of 45°, metallurgical recoveries as shown above and appropriate dilution and offsite costs and royalties. The commodity prices used in 2012 by Snowden for restraining the resource were Mo at $25/lb, Cu at $3/lb, Ag at $20/oz and W at $10/lb. This pit constraint is still valid. Once block inside the constraining pit were identified RCV values were recalculated using the current metal prices.

In the mineral resource estimate table above the base case of $5.00/t RCV cut-off is used and is selected based on operating costs and the results of grade improvement using a mineral sorting process. The $5.00 cut-off is suggested to separate waste from material that is fed into the sorters. From the sorters, only mill feed above an economic cut-off would be sent for immediate processing and is used in the economic analysis.

An estimate for rhenium (Re) and sulfur (S) associated with the MoS2 was completed using linear regression of MoS2 vs. Re and MoS2 vs S to show the average grades of Re and S that would be contained with MoS2 within each block. The Re and S were not used to determine the RCV value of resources.

There has been no changes to the disclosed mineral resource in the past 5 fiscal years.

Effect of Material Regulations on the current operations of the Company.

The Company’s current activities are subject to a number of laws and regulations, in particular including those with respect to exploration on federal lands (under the jurisdiction of the United States Forest Service (USFS)) and corresponding State of Idaho and local/Boise County laws and regulations. These laws and regulations, and permits/approvals granted by governmental entities thereunder, govern how the Company must conduct surveys and how it can build and maintain roads and drill pads, access the properties, conduct drilling and related exploration, transport staff and materials, secure, use and conserve water, protect identified species of flora and fauna, limit land disturbance, protect surface and groundwater, comply with mitigation requirements, and reclaim affected lands post-exploration. The Company is also required to post a bond with the USFS for reclamation assurance. Material compliance with these regulations is mandatory and is critical to the operations of the Company. Presently, the Company is awaiting final approval of its Exploration Plan of Operations by the USFS (pursuant to an Environmental Assessment published by the USFS under the National Environmental Policy Act of 1970 (NEPA)) for the commencement of such exploration activities, which is anticipated before the end of calendar year 2024, thereby allowing the Company to legally undertake exploration on federal lands in 2025. In addition, material approvals that the Company will need for its planned 2025 exploration activities will need to come from the Idaho Department of Water Resources, the Idaho Department of Environmental Quality, and Boise County Department of Roads. The proposed Plan of Operations, if approved, will permit the Company to conduct exploration from April 15 to December 15 each calendar year for a 4-year period starting in 2025, and the Company believes that each of such material approvals will be applied for and received prior to April 15, 2025.

Significant encumbrances to and future permitting for the property.

There are no legal encumbrances affecting the properties except for the pledges of security under certain notes and debentures.

The Company notes in the previous paragraph the current permitting and governmental approval requirements to conduct exploration on the federal lands comprising the CuMo project during 2025, principally controlled by the terms and conditions of the Exploration Plan of Operations which is expected to be approved by the USFS before the end of 2024.

As to future permits and approvals needed for development, construction and operation of a mining project at CuMo, and assuming that technical and economic evaluation of a project merits such development, the Company first will need to conduct extensive baseline environmental studies, hydrological studies, additional plant and animal surveys, and related activities required under NEPA to allow the USFS to publish an Environmental Impact Statement (EIS). If drilling and exploration activities are permitted and completed during 2025 (assuming no legal challenges), the Company anticipates that it will begin additional technical analysis for a Preliminary Feasibility Study (PFS), described below, and commence environmental baseline work during 2025, leading to a PFS publication conceivably within 18 months. If the PFS results are positive, the Company would continue with additional technical work, environmental work, preliminary engineering work, all in order to develop a Bankable Feasibility Study (BFS) and submit to the federal agency a Plan of Operations for construction, development and operation of a mining project under an EIS. The Company estimates that an EIS could be published by the USFS as early as 2029. The Company notes that possible legal challenges from NGO’s could potentially prevent exploration in 2025 and can extend these approximate timelines.

Effect of Material Regulations on the current operations of the Company.

The Company’s current activities are subject to a number of laws and regulations, in particular including those with respect to exploration on federal lands (under the jurisdiction of the United States Forest Service (USFS)) and corresponding State of Idaho and local/Boise County laws and regulations. These laws and regulations, and permits/approvals granted by governmental entities thereunder, govern how the Company must conduct surveys and how it can build and maintain roads and drill pads, access the properties, conduct drilling and related exploration, transport staff and materials, secure, use and conserve water, protect identified species of flora and fauna, limit land disturbance, protect surface and groundwater, comply with mitigation requirements, and reclaim affected lands post-exploration. The Company is also required to post a bond with the USFS for reclamation assurance. Material compliance with these regulations is mandatory and is critical to the operations of the Company. Presently, the Company is awaiting final approval of its Exploration Plan of Operations by the USFS (pursuant to an Environmental Assessment published by the USFS under the National Environmental Policy Act of 1970 (NEPA)) for the commencement of such exploration activities, which is anticipated before the end of calendar year 2024, thereby allowing the Company to legally undertake exploration on federal lands in 2025. In addition, material approvals that the Company will need for its planned 2025 exploration activities will need to come from the Idaho Department of Water Resources, the Idaho Department of Environmental Quality, and Boise County Department of Roads. The proposed Plan of Operations, if approved, will permit the Company to conduct exploration from April 15 to December 15 each calendar year for a 4-year period starting in 2025, and the Company believes that each of such material approvals will be applied for and received prior to April 15, 2025.

Significant encumbrances to and future permitting for the property.

There are no legal encumbrances affecting the properties except for the pledges of security under certain notes and debentures.

The Company notes in the previous paragraph the current permitting and governmental approval requirements to conduct exploration on the federal lands comprising the CuMo project during 2025, principally controlled by the terms and conditions of the Exploration Plan of Operations which is expected to be approved by the USFS before the end of 2024.

As to future permits and approvals needed for development, construction and operation of a mining project at CuMo, and assuming that technical and economic evaluation of a project merits such development, the Company first will need to conduct extensive baseline environmental studies, hydrological studies, additional plant and animal surveys, and related activities required under NEPA to allow the USFS to publish an Environmental Impact Statement (EIS). If drilling and exploration activities are permitted and completed during 2025 (assuming no legal challenges), the Company anticipates that it will begin additional technical analysis for a Preliminary Feasibility Study (PFS), described below, and commence environmental baseline work during 2025, leading to a PFS publication conceivably within 18 months. If the PFS results are positive, the Company would continue with additional technical work, environmental work, preliminary engineering work, all in order to develop a Bankable Feasibility Study (BFS) and submit to the federal agency a Plan of Operations for construction, development and operation of a mining project under an EIS. The Company estimates that an EIS could be published by the USFS as early as 2029. The Company notes that possible legal challenges from NGO’s could potentially prevent exploration in 2025 and can extend these approximate timelines.

Internal Controls and Data Verification

Shaun M. Dykes (the “Qualified Person”), who resigned from his position as an officer of the Company and a member of the Board on March 27, 2023, reviewed the procedures used by ICUMO and produced a description and an analysis of the results as contained in Section 8 of the TRS. These are standard data verifications with no limitations.

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

Idaho Copper has signed an agreement to test CuMo material with MineSense, Technologies Ltd., of Vancouver, BC, Canada, using their ShovelSense scanning systems, which employ X-ray fluorescence (the “XRF”) surface scanning technology. These systems are installed directly on mine shovel buckets and scan the blasted material as the shovel scoops it up, allowing the mine operator, based on cutoff grades, to differentiate ore from waste at the mining face. ShovelSense is currently being used successfully by at least three large producing copper open pit mines (Highland Valley BC, Copper Mountain BC, and Carmen de Andacollo Chile). The MineSense agreement is for the sum of $65,000 and contemplates that the service provider will run repetitive laboratory batch tests with its XRF sensor scanning equipment at its Vancouver facility. The Company has provided representative run of mine ore samples from previous core drilling from then three geologic zones, which will be processed by MineSense, whom thereafter will crush the samples and re-run, and finally pulverize the samples and send to a laboratory for typical elemental analysis.

The final ore sorting design will likely not only rely on a single sorting pass, but may possibly integrate multiple sorting technologies, such as combining surface XRF scanning at the mining face on blasted material with downstream penetrative prompt gamma neutron activation analysis (PGNAA) or pulsed fast thermal neutron activation (PFTNA) scanners installed on the material conveyors, and potentially bulk particle XRF scanners to finish. The potential combination of different ore sorting technologies and equipment could enable the Company to optimize the separation of ore from waste, substantially increasing the head grade of mill feed, and thereby reducing the size of the concentrator. Consequently, this will in theory allow the Company to significantly reduce capital and operating costs.

The Company has contracted with SGS Bateman, Inc., (“SGS”) a noted professional mining industry consultant, to undertake metallurgical test work and act as lead author and Qualified Person(s) (QP), to publish an updated PEA, utilizing ore sorting results to revise the technical and economic sections of the document. The key terms of the SGS contract are, for an estimated cost of $429,000, SGS, and except for ore sorting, SGS will provide all of the technical input for a Canadian NI-43-101 equivalent Technical Report and a compliant US SK-1300 Technical Report. These reports will include all technical studies including geologic resources, mineable resources, pit optimization, mine planning and equipment scheduling, metallurgical analysis, concentrator design, capital and operating cost estimates, and an economic analysis. SGS will also conduct at its Lakefield, Ontario, Canada laboratories, metallurgical testwork on representative, post-ore sorting, higher-grade ore samples which were provided by the Company. As to ore sorting, the Company has engaged Lycopodium, Inc, of Ontario, Canada, for a cost of roughly US$70,000, to provide a QP for expert ore sorting analysis of the MineSense sorting results which will be incorporated into the updated PEA. The expected budget for all of the work identified above is roughly $1 million. The updated PEA is anticipated to be published in early 2025.

Additional Exploration and Metallurgical Studies; Pre-Feasibility Study

Following completion of the updated PEA, and pending issuance by the USFS of approval of the Company’s Plan of Operations under an Environmental Assessment expected to be published by the end of 2024, Company intends to procced with additional exploration, including infill, expansion, and geotechnical pit wall drilling. The infill work is intended to enable the Company to reclassify resources currently labeled as Inferred, to the level of Indicated, or Measured and Indicated. The Company has tentatively budgeted $12 million for this drilling and exploration work.

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

Item 2. PROPERTIES.

Mining Property

To determine material mining operations in accordance with subpart 1300 of Commission Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this prospectus, its sole material mining operation is the CuMo Project. The Company will update its assessment of individually material mines on an annual basis.

The information relating to such sole material mining operation is contained in the technical report summary (“TRS”) relating to the CuMo Project prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Reference should be made to the full text of the TRS, a copy of which is filed as Exhibit 96.1 to this registration statement and is incorporated herein by reference. A glossary of terms used herein can be found in the TRS.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the TRS was prepared by Shaun M. Dykes, M. Sc. (Eng), P. Geo of Geologic Systems, Ltd. Mr. Dykes served as a director of the Company and Vice President, Exploration. Mr. Dykes met the qualifications specified under the definition of “Qualified Person” under Item 1300 of Regulation S-K. Mr. Dykes resigned from his position as an officer of the Company and a member of the Board on March 27, 2023.

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

Table 1

The following table lists the unpatented mining claims currently a part of the CuMo Project:

Table 1 : Claims List

Unpatented CuMo Claim List				
Item	Claim Name / No.	BLM Serial No.	County Instrument No.	Initial Staking Date
1	CUMO #1	188031	201255	Mar-05
2	CUMO #2	188032	201256	Mar-05
3	CUMO #3	188033	201257	Mar-05
4	CUMO #4	188034	201258	Mar-05
5	CUMO #5	188035	201259	Mar-05
6	CUMO #6	188036	201260	Mar-05
7	CUMO #7	188037	201261	Mar-05
8	CUMO #8	188038	201262	Mar-05
9	NEW CUMO #9	187938	199561	Nov-04
10	NEW CUMO #10	187939	199562	Nov-04
11	NEW CUMO #11	187940	199563	Nov-04
12	NEW CUMO #12	187941	199564	Nov-04
13	NEW CUMO #13	187942	199565	Oct-04
14	NEW CUMO #14	187943	199566	Oct-04
15	NEW CUMO #15	187944	199567	Oct-04
16	NEW CUMO #16	187945	199568	Oct-04
17	NEW CUMO #17	187946	199569	Oct-04
18	NEW CUMO #18	187947	199570	Oct-04
19	NEW CUMO #19	187948	199571	Oct-04
20	NEW CUMO #20	187949	199572	Oct-04
21	NEW CUMO #21	187950	199573	Oct-04
22	NEW CUMO #22	187951	199574	Nov-04
23	NEW CUMO #23	187952	199774	Nov-04
24	NEW CUMO #24	187953	199775	Nov-04
25	NEW CUMO #25	187954	199575	Nov-04
26	NEW CUMO #26	187955	199576	Nov-04
27	NEW CUMO #27	187956	199577	Nov-04
28	NEW CUMO #28	187957	199578	Nov-04
29	NEW CUMO #29	187958	199579	Nov-04
30	NEW CUMO #30	187959	199580	Nov-04
31	NEW CUMO #31	187960	199581	Nov-04
32	NEW CUMO #32	187961	199582	Nov-04
33	NEW CUMO #33	187962	199583	Nov-04
34	NEW CUMO #34	187963	199584	Nov-04
35	NEW CUMO #35	187964	199585	Nov-04
36	NEW CUMO #36	187965	199586	Nov-04
37	NEW CUMO #37	187966	199587	Nov-04
38	NEW CUMO #38	187967	199588	Nov-04
39	NEW CUMO #39	187968	199589	Nov-04
40	NEW CUMO #40	187969	199590	Nov-04
41	NEW CUMO #41	187970	199591	Nov-04
42	NEW CUMO #42	187971	199592	Nov-04
43	NEW CUMO #43	187972	199593	Nov-04
44	NEW CUMO #44	187973	199594	Nov-04
45	NEW CUMO #45	187974	199595	Nov-04

Unpatented CuMo Claim List				
Item	Claim Name / No.	BLM Serial No.	County Instrument No.	Initial Staking Date
46	NEW CUMO #46	187975	199596	Nov-04
47	NEW CUMO #47	187976	199597	Nov-04
48	NEW CUMO #48	187977	199598	Nov-04
49	NEW CUMO #49	187978	199599	Nov-04
50	NEW CUMO #50	187979	199600	Nov-04
51	NEW CUMO #51	187980	199601	Nov-04
52	NEW CUMO #52	187981	199602	Nov-04
53	NEW CUMO #53	187982	199603	Nov-04
54	NEW CUMO #54	187983	199604	Nov-04
55	NEW CUMO #55	187984	199605	Nov-04
56	NEW CUMO #56	187985	199606	Nov-04
57	NEW CUMO #57	187986	199607	Nov-04
58	NEW CUMO #58	187987	199608	Nov-04
59	NEW CUMO #59	187988	199609	Nov-04
60	NEW CUMO #60	187989	199776	Nov-04
61	CUMO #62	188205	202147	May-05
62	CUMO #63	188206	202148	May-05
63	CUMO #65 FRACT.	188208	202150	May-05
64	CUMO #68 FRACT.	188211	202153	May-05
65	CUMO #70 FRACT.	188213	202155	May-05
66	CUMO #85	188228	202271	May-05
67	CUMO #87	188230	202273	May-05
68	CUMO #89	188232	202275	May-05
69	CUMO #91	188234	202277	May-05
70	CUMO #93	188236	202279	May-05
71	CUMO #94	188237	202281	May-05
72	CUMO #95	188238	202282	May-05
73	CUMO #99	188240	202367	May-05
74	CUMO #101	188242	202369	May-05
75	CUMO #121	188258	202283	May-05
76	CUMO #122	188259	202284	May-05
77	CUMO #123	188260	202285	May-05
78	CUMO #124	188283	202286	May-05
79	CUMO #125	188261	202287	May-05
80	CUMO #132	188268	202294	May-05
81	CUMO #133	188269	202295	May-05
82	CUMO #134	188270	202296	May-05
83	CUMO #135	188271	202297	May-05
84	CUMO #136	188272	202298	May-05
85	CUMO #137	188273	202299	May-05
86	CUMO #138	188274	202300	May-05
87	CUMO #148	188285	202310	May-05
88	CUMO #149 FRACT.	188286	202311	May-05
89	CUMO #150	188257	202312	May-05
90	CUMO #151 FRACT.	188287	202313	May-05

Unpatented CuMo Claim List				
Item	Claim Name / No.	BLM Serial No.	County Instrument No.	Initial Staking Date
91	CUMO #152	188288	202314	May-05
92	CUMO #153	188289	202315	May-05
93	CUMO #154	188290	202316	May-05
94	CUMO #176 FRACT.	188306	202324	May-05
95	CUMO #177 FRACT.	188307	202325	May-05
96	CUMO #178	188308	202326	May-05
97	CUMO #179	188309	202327	May-05
98	CUMO #180	188310	202328	May-05
99	CUMO #181	188311	202329	May-05
100	CUMO #182 FRACT.	188312	202330	May-05
101	CUMO #183 FRACT.	188313	202331	May-05
102	CUMO #184	188314	202332	May-05
103	CUMO #185	188315	202333	May-05
104	CUMO #186	188316	202334	May-05
105	CUMO #187	188317	202335	May-05
106	CUMO #188 FRACT.	188318	202336	May-05
107	Sharon #1	177221	159054	Oct-94
108	Sharon #2	177222	159055	Oct-94
109	Sharon #3	177223	159056	Oct-94
110	Sharon#4	177224	159057	Oct-94
111	Sharon#5	177225	159058	Oct-94
112	Sharon#6	177226	159059	Oct-94
113	Sharon#7	177227	159060	Oct-94
114	Sharon#8	177228	159061	Oct-94
115	Sharon#9	177229	159062	Oct-94
116	Sharon#10	177230	159063	Oct-94
117	BlackJack#1	177236	159064	Oct-94
118	BlackJack#2	177237	159065	Oct-94
119	JRA No. 16	76851	106515	Sep-82
120	JRA No. 18	76853	106517	Sep-82
121	JRA No. 20	76855	106519	Sep-82
122	JRA No. 21	76856	106520	Sep-82
123	JRA No. 29	76864	106528	Sep-82
124	JRA No. 30	76865	106529	Sep-82
125	JRA No. 31	76866	106530	Sep-82
126	JRA No. 45	76880	106544	Sep-82

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

Location, Access, Climate, Infrastructure and Topography

The CuMo Project is situated in the mountains of south-central Idaho, in the Boise National Forest, in Boise County, Idaho, approximately 15 miles northeast of the town of Idaho City, near the unincorporated community of Centerville, roughly 37 miles on a straight line, and 60 miles by road, from the city of Boise. Good all-weather highways, and USFS logging roads provide access to the project from Idaho City and Centerville. The trip from Boise takes approximately 1.5 hours. Access can be limited during some winter months when significant snow cover can impede passage via the Forest Service roads.

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

Crouch
17
Garden Valley
Lowman
382
615
Pioneerville
Quartzburg
Placerville
Centerville
307
New Centerville
Idaho City
21
364
Mineral Projects
Groomed Snowmobile Route
Grazing Allotment
Planned Prescribed Fire
Upper Mores Project
Highway
NFSR - Open to Public Access (project area only, more exist in map extent)
County Road
Town
Project Boundary
USPS Land
0 1 2 3
Miles
N

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

Crouch
Garden Valley
Banks
Lowman
17
55
21
Gardena
Horseshoe Bend
Quartzburg
Placerville
Pioneerville
Centerville
New Centerville
Idaho City
County Road 615
County Road 382
Legend
Project Boundary
Emergency Use Only
County Rd 307
County Rd 382
County Rd 615
Highway
River
Agency
BLM
USFS
Other Federal
State
Private
Town
0
2
4
6
8
Miles

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

Operating expenses

The Company had operating expenses of $3,004,684 for the year ended January 31, 2024, compared to $4,152,885 for the year ended January 31, 2023, comprised of the following categories:

	2024	2023	$ Change	% Change
Professional fees	$524,931	$240,324	284,607	118%
Payroll and related expenses	318,561	963,055	(644,494)	-67%
Rent expense	42,000	42,000	-	0%
Stock-based stock compensation	2,043,909	2,769,292	(725,383)	-26%
Other general and administrative expenses	75,283	138,214	(62,931)	-46%
	$3,004,684	$4,152,885	$1,148,201	-21%

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

Impairment of Long-Lived Assets

For future long-lived assets, such as property and equipment and intangible assets subject to amortization, we continually monitor events and changes in circumstances that could indicate carrying amounts of future long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of future long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

On January 25, 2024, the Company engaged GreenGrowth CPAs. as our independent registered public accounting firm for the year ended January 31, 2024.

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

 Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All other compensation ($)	Total
Steven Rudofsky, Former President,	2024	-	-	250,000	-	250,000
Chief Executive Officer(1)(3)	2023	-	-	250,000	-	250,000

Robert Scannell – Treasurer,	2024	-	-	250,000	-	250,000
Chief Financial Officer(1)	2023	-	-	220,833	-	220,833

Andrew Brodkey - Chief Executive Officer, President, Secretary and	2024	75,000	-	190,000	-	265,000
Chief Operating Officer(1)(4)	2023	-	-	247,666	-	247,666

Shaun Dykes - Former	2024	41,667	-	-	-	41,667
Vice President(2)	2023	103,289	-	-	-	103,289

(1) Appointed on January 23, 2023.

(2) Appointed on January 23, 2023, and resigned on March 27, 2023 (the amount of $41,667 accounts for the period of February 1, 2023 through March 27, 2023, when Mr. Dykes resigned).

(3) Mr. Rudofsky resigned as the President and Chief Executive Officer of the Company on July 15, 2024. Mr. Rudofsky is a current member of our board of directors.

(4) Upon Mr. Rudofsky’s resignation, the Company appointed Andrew Brodkey as its Chief Executive Officer and President.

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

Mr. Brodkey and ICUMO entered into a Management Agreement dated December 15, 2021, for a term of one year with automatic renewals for one-year periods on December 31 of each year, subject to renegotiation within 60 days of the end of any one-year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Brodkey is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Brodkey’s annual base compensation is $265,000, payable in a combination of cash, common stock (valued at $0.15 per share) and 5-year warrants (exercisable at $0.15 per share), with payments to be made upon the Company’s raising of certain funding amounts, or “Trigger Amounts,” as stated in Mr. Brodkey’s agreement.

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

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024)
4.1	Description of Capital Stock (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Iancorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
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

10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.13	Technical Advisory Agreement between International Cumo Mining Corporation and Multi-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024.
21.1	List of Subsidiaries
23.1	Consent of Geologic Systems Ltd. regarding the CuMo Project (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits on our Annual Report on Form 10-K filed with the SEC on May 15, 2024).

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

Date: April 16, 2025

IDAHO COPPER CORPORATION

By:	/s/ Andrew Brodkey
Andrew Brodkey President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Scannell
Robert Scannell Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Brodkey	Chief Executive Officer and President (Principal Executive Officer)	April 16, 2025
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 16, 2025
Robert Scannell

/s/ Steven Rudofsky	Director	April 16, 2025
Steven Rudofsky

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

Impairment of Long-Lived Assets

The Company’s future long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

NOTE 3 – RECLAMATION BONDS AND PROVISIONS

Reclamation Bonds and Provisions

During 2016, the Company entered into a surety agreement that guarantees the reclamation bond on the CuMo Property. In order to maintain the good standing of this surety, the Company is required to make an annual payment of $8,340. The Company has a deposit of $100,000 (as reflected in “Deposits” on the balance sheet) for the reclamation bond which has a face value of $278,000 as determined by the United States Department of Agriculture Forest Service.

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

At the closing of the transaction between the ICUMO and the parent company, the parent company issued replacement convertible notes payable and new warrants to the holders of ICUMO’s convertible notes payable. In accordance with ASC 405, management determined that the transaction represented a debt extinguishment. Accordingly, we measured the fair value of the replacement notes and new warrants issued and recognized a loss on extinguishment equal to the difference between the new notes and warrants and the carrying value of the original notes.

As part of the issuance of replacement notes and warrants for the issued and outstanding convertible notes and warrants of ICUMO, the Company recognized a loss on extinguishment of liabilities of approximately $1,774,000 during the year ended January 31, 2023. This amount is included within ‘stock-based compensation’ on the accompanying statement of operations.

The following are the inputs to the Black-Scholes option pricing model used to estimate the value of the above warrants at issuance:

	2024	2023
Stock price	$0.22	$0.22
Exercise price	$0.23	$0.15 – 0.23
Expected volatility(a)	1,608%	168 - 359%
Expected term (years)	3	3 – 5
Risk free rate	4.84%	2.97 – 3.23%
Dividends	0%	0%

(a)	The Company derived expected volatility using the average volatility for a sample of comparable companies due to the thinly traded nature of the Company’s stock for issuances during the year ended January 31, 2023.

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of January 31, 2024, as follows:

	Principal Amount	Interest Rate	Note Date	Maturity Date	Collateral	Origination	Features
Yin Yin Silver Limited	$500,000	8.50%	8/4/15	8/4/2025	(1)	(2)	(5)
Yin Yin Silver Limited	$500,000	8.50%	10/28/16	10/28/2026	(1)	(2)	(5)
Yin Yin Silver Limited	$250,000	8.50%	12/27/17	12/27/2024	(1)	(2)	(5)
Barry Swenson	$500,000	8.50%	12/31/17	12/31/2025	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	8.50%	2/15/17	2/15/2025	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	8.50%	2/15/17	2/15/2025	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	8.50%	2/15/17	2/15/2025	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	8.50%	2/15/17	2/15/2025	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	8.50%	2/15/17	2/15/2025	(1)	(3)	(6)
Jim Hammerel	$5,000	8.50%	9/21/2017	9/21/2024	(1)	(2)	(5)
Bret Renaud	$5,000	8.50%	10/14/2017	10/14/2024	(1)	(2)	(5)
Elatam Group Ltd	$67,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
James Hardy	$7,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Acepac Holdings	$1,000,000	7.50%	8/24/2021	5/31/2028	(1)	(4)	(6)
Rick Ward	$15,000	7.50%	8/24/2021	5/31/2028	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Michael Swenson	$10,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Connie Sun	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Elizabeth Enoch	$10,000	8.00%	8/1/2018	7/1/2025	(1)	(2)	(6)
William C. Stanton and Carol Stanton	$3,000	8.00%	7/1/2018	7/1/2025	(1)	(2)	(6)
Total	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.
(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification.

The maturities of the bond liabilities as of January 31, 2024 for the future fiscal years are as follows:

2025	$-
2026	1,546,000
2027	500,000
2028	-
2029	1,089,000
Thereafter	-
Total	$3,135,000

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

As of January 31, 2024, the Company has accrued compensation of $370,135 for its officers as recorded in accrued expenses to related parties. The Company compensated its officers $806,667 for the year ended January 31, 2024. On the Statements of Operations for the years ended January 31, 2024 and 2023, payroll and related expenses were $318,561 and $963,055, respectively. The variances for the years ended January 31, 2024 and 2023 are recorded in stock-based compensation as the majority of the accrued compensation was converted to common stock of the Company from time to time. In summary, the total officers’ compensation was recorded in both accounts, as applicable.

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

From August 14, 2023 through December 11, 2023, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 50,000 shares of the Company’s common stock, par value $0.001 par value per share (“Common Stock”), as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $0.24 per share of Common Stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company has agreed to file a registration statement to cover the re-sale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

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

Prior to the RTO, the Company was subject to a lease agreement for a warehouse which the Company may have defaulted on prior to the RTO. The lessor was seeking past due rent and default interest associated with the lease . During the year ended January 31, 2024, management sought to cure any potential defaults and regain access to leased warehouse space. from the lessor. The lessor and the Company are currently negotiating a potential amendment to the previous lease agreement which would remedy any potential defaults under that agreement. The revised lease agreement includes an additional amount of $158,943 to cure the alleged default. The scheduled payments of this amount is $100,000 having been paid during March 2024 and the remaining balance to be paid monthly at $6,000 beginning May 1, 2024 and ending on February 1, 2025. The $100,000 payment was recorded as an expense as this was a negotiated settlement and was determined not to be part of the lease agreement.

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

