Form 10-K
period 2025-01-31
Idaho Copper Corp
filed 2025-04-22
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-108715

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3107908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 W. Main St, Ste 1460 Boise, ID	83702
(Address of Principal Executive Offices)	(Zip Code)

(208) 274-9220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of April 22, 2025, there were 261,463,225 shares of the registrant’s Common Stock issued and outstanding.

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

Annual Report on Form 10-K

For the Year Ended January 31, 2025

i

PART I

Item 1. BUSINESS.

Overview

Idaho Copper Corporation is a mineral exploration and development company, focused on exploring and developing a large copper-molybdenum-silver deposit in Idaho (United States), (the “CuMo project”). The CuMo project currently consists of one hundred and twenty-six (126) federal unpatented lode mining claims, and six (6) patented mining claims. In total, the project comprises approximately 2,640 acres. To date, approximately $28 million has been invested into the CuMo project.

The unpatented lode mining claims and patented claims are situated in Boise County, Idaho, spanning Sections in Township 7N and 8N, Range 5E and 6E, Boise Meridian.

Idaho Copper seeks to capitalize on the looming copper supply deficit by advancing one of the potentially largest untapped copper projects in the United States. The economics of the project benefit from extensive high-value co-products including molybdenum and silver. A Preliminary Economic Assessment (PEA) was completed in May 2020 by SRK Consulting (Canada) Inc.

Company History (2020 – 2022)

Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), incorporated in Nevada, was initially engaged in the manufacture, distribution, and sales of tourmaline-related healthcare products through operating entities in China. As a result of the consummation of the transactions contemplated by the Merger Agreement dated as of December 31, 2020, with Dynamic Elite International Limited, a British Virgin Islands company, Crystal Globe Limited, a British Virgin Islands company, and Joway Merger Subsidiary Limited, a British Virgin Islands company, the Company no longer had any assets or business operations. Accordingly, the Company became a shell company, as that term is defined in Rule 12b-2 of the Exchange Act.

On February 3, 2022, the Company consummated the transactions contemplated by the Purchase Agreement dated as of January 31, 2022 by and among the Company, Crystal Globe Limited and JHP Holdings, Inc., a Nevada corporation, pursuant to which JHJP purchased 16,644,820 shares of Common Stock of the Company from Crystal Globe. The shares represented 83% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares paid by JHP was $100,000. Pursuant to the Purchase Agreement, each of Crystal Globe, JHP and the Company made customary representations and warranties to each other. In connection with the acquisition of the 83% by JHP, Jinghe Zhang, the sole officer and director of the Company, resigned and Ramon Lata was appointed as the sole officer and director of the Company.

Company History (2023 – Present)

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a Share Exchange by and among the Company, International CuMo Mining Corporation, an Idaho corporation, and the shareholders of ICUMO Shareholders. Pursuant to the terms of the Share Exchange Agreement, the ICUMO Shareholders transferred all the issued and outstanding shares of Common Stock of ICUMO to the Company in exchange for newly issued shares of the Company’s Common Stock As a result of this Share Exchange, ICUMO became a wholly owned subsidiary of the Company.

ICUMO owns and controls the mining claims and rights to the CuMo Project, a large primary molybdenum deposit with silver and copper co-products and also byproducts tungsten and rhenium. Located in Boise County, Idaho, ICUMO was formed to determine the geologic and environmental factors that will determine the future development plan of the CuMo Project.

Pursuant to the terms of the Share Exchange Agreement, each share of ICUMO’s Common Stock held by the ICUMO Shareholders was converted into the right to receive the number of shares of Common Stock equal to an exchange ratio of 1.34.

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

Pursuant to the terms of the Share Exchange Agreement, on January 23, 2023 at the Closing of the exchange the Company assumed: (i) all ICUMO’s obligations for the options, whether or not vested, granted to key management personnel pursuant to certain Incentive Stock Option agreements, and any vested options are now exercisable to purchase shares of Common Stock at an exercise price of $0.125 until December 31, 2027; and (ii) all ICUMO’s obligations pursuant to certain warrants to purchase shares of ICUMO Common Stock, which warrants are now exercisable to purchase shares of Common Stock, at an exercise price of $0.15, until May 11, 2027. The Incentive Stock Options and 2021 Warrants are (i) exercisable for that number of shares of Common Stock equal to the number of shares of ICUMO’s Common Stock subject to such options and warrants, immediately prior to the Closing and as adjusted by the Exchange Ratio, and (ii) have an initial exercise price per share equal to the initial exercise price per share in effect for that option or warrant immediately prior to the Closing. With respect to these Incentive Stock Options and 2021 Warrants, the Company assumed at Closing, after applying the Exchange Ratio, vested and unvested options to purchase an aggregate of 56,615,000 shares of Common Stock and warrants exercisable for up to 41,540,000 shares of Common Stock.

At the Closing, Ramon Lata, the sole officer, and director of the Company, resigned from all his offices and from the board of directors of the Company. In his place, the Board appointed four new directors, Robert Scannell, John Moeller, Shaun Dykes, and Andrew Brodkey, and the following four executive officers, Steven Rudofsky as Chief Executive Officer and President, Robert Scannell as Chief Financial Officer, Andrew Brodkey as Chief Operating Officer, and Shaun Dykes as Vice President, Exploration.

Private Placement by ICUMO

Prior to entering into the Share Exchange Agreement, from December 2022 to January 9, 2023, ICUMO conducted a private placement offering whereby it issued and sold Notes in the total amount of $898,000 with a conversion price of $0.10 and 8,980,000 warrants to purchase ICUMO Common Stock, with an exercise price of $0.15. As a condition to entering into the Share Exchange Agreement, ICUMO and the Company agreed that the Company would exchange the Notes and 2023 Warrants for notes and warrants issued by the Company. Such replacement notes and warrants were issued by the Company to the holders of the Notes and 2023 Warrants on January 23, 2023. After applying the Exchange Ratio to the conversion rate, the Company had outstanding convertible secured promissory notes in the principal amount of $898,000 which will convert into shares of Common Stock at an adjusted conversion price of $0.075 per share of Common Stock and 11,973,333 warrants to purchase shares of Common Stock at an adjusted exercise price of $0.15 per share. Principal on the Notes is due and payable on July 23, 2025. The warrants expire on January 9, 2028.

The Replacement Notes and Warrants are secured by a first priority lien on all of the assets and mining claims of the Company, other than certain patented lode mining claims that represent approximately 7.3% of the CuMo Project.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, however, as a result of the Exchange, the Company has ceased to be a “shell company.”

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

The CuMo Project, Geology and Mineralization

The CuMo Project currently consists of one hundred and twenty-six (126) federal unpatented lode mining claims, and six (6) patented mining claims. In total, the project comprises approximately 2,640 acres. The unpatented lode mining claims and patented claims are situated in an unorganized mining district, in Boise County, Idaho, spanning Sections in Township 7N and 8N, Range 5E and 6E, Boise Meridian, and are within the Boise National Forest.

The CuMo deposit is situated within the geological occurrence called the Idaho batholith and is part of a regional scale belt of porphyry and related deposits identified as the Idaho-Montana Porphyry Belt. Igneous complexes in this belt are interpreted to be related to an Eocene, intra-arc rift, and are characterized by alkalic rocks in the northeast, mixed alkalic and calc-alkalic rocks in the middle, and calc-alkaline rocks in the southwest. The CuMo deposit is located at the southwestern end of this belt and is associated with a calc-alkalic monzogranite, reported as 45-52Ma age that intrudes Cretaceous equigranular intrusive rocks of the Atlanta Lobe of the Idaho Batholith. The CuMo area is underlain by biotite granodiorite, the most common rock type of the Atlanta lobe of the Idaho batholith. All of the felsic intrusive phases contain molybdenite (MoS2) mineralization.

The CuMo deposit is located adjacent to a historic gold mining camp. Gold was discovered in the Boise Basin in 1862 and lode mining began within a year. As of 1940, total gold production amounted to 2.8 million ounces of which 74% was from placer operations. More gold has been produced from the Boise Basin than any other mining locality in Idaho. Although they are primarily gold deposits, considerable silver and minor copper, lead and zinc were produced as byproducts from the lodes.

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

American CuMo’s work resulted in the interpretation and modelling of three distinct mineralized zones within the deposit. These zones were previously interpreted by Amax as distinct shells that were produced by separate intrusions. Re-interpretation of down-hole histograms for copper (Cu), silver (Ag) and molybdenite (MoS2) suggests the mineralized zones are part of a single, large, concentrically zoned system with an upper copper-silver zone, underlain by a transitional copper-molybdenum zone, in turn underlain by a lower molybdenum-rich zone. Three-dimensional modeling of the above zonation indicates the current area being drilled is located on the north side of a large system extending 4.5km (15,000ft) in diameter, of which 1.5 km (3,000 ft.) has been drilled.

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

Finally, in 2020 SRK authored a Canadian NI 43-101 compliant Preliminary Economic Assessment and Technical Report (PEA) for the CuMo project. This document, relying on the previously published 2015 resource estimate, proposed an open pit mine and concentrator combination at a milling rate of 150,000 tons per day, and an initial mine life of 30 years. It also incorporated particle-based ore sorting technology to remove 28% of the mining waste from the ore stream, prior to entering the concentrator.

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

* The detailed results of the resource calculation can be found in Exhibit 96.1 of this filing, in particular sections 1.10.1 and Section 11. The point of reference for this mineral resource is an In-situ Resource.

RCV calculation:

The RCV calculations were based on the following metal prices

Table 2: Metal prices for resources and represent the longer-term predictions for future prices combined with the moving average for the past 3 years.

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

On March 14, 2025, the Company received a Decision Notice and Finding of No Significant Impact from the USFS approving for its Exploration Plan of Operations by the USFS (pursuant to an Environmental Assessment published by the USFS under the National Environmental Policy Act of 1970 (NEPA)) for the commencement of drilling and exploration activities. Consequently, the Company can legally undertake exploration on federal lands in 2025. In addition, material approvals that the Company will need for its planned 2025 exploration activities will need to come from the Idaho Department of Water Resources, the Idaho Department of Environmental Quality, and Boise County Department of Roads. The Plan of Operations permits the Company to conduct exploration from April 15 to December 15 each calendar year for a 4-year period starting in 2025, and the Company believes that each of such additional material approvals will be applied for and received prior to April 15, 2025. However, the Company notes that if a lawsuit is filed by Non-Governmental Organization (NGO’s) or others challenging the USFS approval, it may not be able to carry out exploration under the Plan of Operations in 2025.

Significant encumbrances to and future permitting for the property.

There are no legal encumbrances affecting the properties except for the pledges of security under certain notes and debentures.

As to future permits and approvals beyond exploration, needed for development, construction and operation of a mining project at CuMo, and assuming that technical and economic evaluation of a project merits such development, the Company first will need to conduct extensive baseline environmental studies, hydrological studies, additional plant and animal surveys, and related activities required under NEPA to allow the USFS to publish an Environmental Impact Statement (EIS). If drilling and exploration activities are completed during 2025 (assuming no legal challenges), the Company anticipates that it will begin additional technical analysis for a Preliminary Feasibility Study (PFS), described below, and commence environmental baseline work during 2025, leading to a PFS publication conceivably within 18 months. If the PFS results are positive, the Company would continue with additional technical work, environmental work, preliminary engineering work, all in order to develop a Bankable Feasibility Study (BFS) and submit to the federal agency a Plan of Operations for construction, development and operation of a mining project under an EIS. The Company estimates that with no legal challenges, an EIS could be published by the USFS as early as 2029. The Company again notes that possible legal challenges from NGO’s could potentially prevent exploration in 2025 and can extend these approximate timelines.

Internal Controls and Data Verification

Shaun M. Dykes, a former a director and officer of the Company, (the “Qualified Person”) reviewed the procedures used by ICUMO and produced a description and an analysis of the results as contained in Section 8 of the TRS. These are standard data verifications with no limitations.

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

Current Planned Working Programs

Ore Sorting and Updated Preliminary Economic Assessment

Idaho Copper during 2024 investigated the potential to utilize additional ore sorting technologies to optimize the separation of waste and low-grade ore from higher grade mill feed post-mining and increase the head grade of ore being fed to a concentrator. The thin-veined stockwork nature of the CuMo deposit lends itself well to ore sorting, since mineralized veins at CuMo largely carry the metals of interest and are much different from waste in appearance. A visual scanning exercise of all of the core recovered from previous drilling activities described herein revealed that up to 84% of the waste and lower grade ore mined can be theoretically separated from higher grade material through application of ore sorting, versus the 28% separation factor that SRK Consulting (Canada) Inc. (“SRK”) conservatively used in its 2020 Preliminary Economic Assessment (“PEA”). There are over 90 active mines in the world today which utilize some form of ore sorting.

During 2024, the Company contracted with MineSense, Technologies Ltd., of Vancouver, BC, Canada, who, using their ShovelSense scanning systems, which employ X-ray fluorescence (the “XRF”) surface scanning sensor technology, successfully tested ore from CuMo and determined positively it amenability to ore sorting. These systems are installed directly on mine shovel buckets and scan the blasted material as the shovel scoops it up, allowing the mine operator, based on cutoff grades, to differentiate ore from waste at the mining face. ShovelSense is currently being used successfully by at least three large producing copper open pit mines (Highland Valley BC, Copper Mountain BC, and Carmen de Andacollo Chile). The MineSense agreement is for the sum of $65,000.

Contemporaneously with this test work, the Company executed a contract with Veracio, Inc., from Salt Lake City, Utah, to scan existing CuMo drill cores with mobile XRF scanners, in order to confirm that the CuMo deposit is variable in nature and amenable to selective separation by ore sorting techniques. Veracio has scanned approximately 33,000 feet of core at the Company’s leased core storage facility in Idaho, at a footage rate of $8/foot, and with mobilization and incidentals, the Company has paid or is responsible for a cost of around $275,000.

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

The Company initially contracted with SGS Bateman, Inc., (“SGS”) a noted professional mining industry consulting firm, to undertake metallurgical test work and act as lead author and Qualified Person(s) (QP), to publish an updated PEA, utilizing ore sorting results to revise the technical and economic sections of the document. The key terms of the SGS contract are, for an estimated cost of $429,000 (and an initial deposit of $110,000), SGS, and except for ore sorting, SGS was to provide all of the technical input for a Canadian NI-43-101 equivalent Technical Report and a compliant US SK-1300 Technical Report. These reports will include all technical studies including geologic resources, mineable resources, pit optimization, mine planning and equipment scheduling, metallurgical analysis, concentrator design, capital and operating cost estimates, and an economic analysis. SGS is currently conducting at its Lakefield, Ontario, Canada laboratories, metallurgical testwork on representative, post-ore sorting, higher-grade ore samples which were provided by the Company. As to ore sorting, the Company has engaged Lycopodium, Inc, of Ontario, Canada, for a cost of roughly US$80,000, to provide a QP for expert ore sorting analysis of the MineSense sorting results which will be incorporated into the updated PEA.

The Company dismissed SGS Bateman in February 2025 and hired Barr Engineering Inc. (“Barr”) to act as overall author of and QP for the updated PEA. SGS Lakefield, however, is continuing with its metallurgical evaluations. The Company is currently discussing with SGS Bateman the outstanding invoices, paid this far and the cost of any remaining work by SGS Lakefield. The Barr contract is for $433,000. Expected budget for all of the work identified above is roughly $1 million. The updated PEA is anticipated to be published in mid-2025.

Additional Exploration and Metallurgical Studies; Pre-Feasibility Study

Following completion of the updated PEA, and under the approval by the USFS of approval of the Company’s Exploration Plan of Operations. The Company intends to procced with additional exploration, including infill, expansion, and geotechnical pit wall drilling. The infill work is intended to enable the Company to reclassify resources currently labeled as Inferred, to the level of Indicated, or Measured and Indicated. The Company has tentatively budgeted $12 million for this drilling and exploration work.

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

These undertakings, along with a number of additional studies, are part of the Company’s plan to develop an independent third-party Pre-Feasibility Study (PFS) for the CuMo Project. In addition to the exploration and metallurgical work, explained above, the PFS will include expenditures for infrastructure and road improvements, environmental and permitting work, preliminary engineering, community, and public/government relations work, and potentially costs for expansion of the current land position.

Competitive Position in the Industry

The mineral exploration, development, and production industry are largely unintegrated. The Company competes with other exploration companies looking to acquire and obtain financing for the exploration and development of mineral resource properties. While the Company competes with other exploration companies to locate and acquire mineral resource properties, it may also compete with them for the removal or sales of mineral products from its properties if it should eventually discover their presence in quantities sufficient to make production economically feasible. Readily available markets for the sale of mineral products only sometimes exist for all mineral commodities; however, the principal CuMo Project commodities of copper, silver and molybdenum are traded on international exchanges and therefore, at a minimum a terminal market exists for which these commodities can be delivered and sold.

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

Recent Developments

From February 28, 2024, through March 28, 2024, the Company conducted a private placement offering pursuant to which it entered into subscription purchase agreements with accredited investors for an aggregate of 162.66 Units (the “Units”), at a purchase price of $12,000 per Unit for an aggregate purchase price of approximately $1,952,000 (the “Newbridge Private Placement Offering”). Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share, and (ii) 62,500 Common Stock purchase warrants (the “Warrants”). The Warrants entitle the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share. Newbridge Securities Corporation acted as the sole placement agent (the “Placement Agent”) on a best-efforts basis pursuant to a Placement Agency Agreement dated September 7, 2023, as amended on December 27, 2023. Pursuant to this agreement, the Placement Agent received cash commissions of $195,200, representing 10.0% of the gross purchase price of the Units sold. Certain members of the Placement Agent participated as investors in the Newbridge Private Placement Offering.

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

Item 1A. RISK FACTORS

Investing in our common shares involves a high degree of risk. An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration and development of our mineral properties. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report by reference, before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects and could cause them to differ materially from the estimates described in forward-looking statements in this Annual Report. In such an event, the market price of our common shares could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risks Related to Mining and Our Business

Our ability to continue the exploration, permitting, development, and construction of the project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the project and to complete the permitting process. Although the Company’s current capital resources and liquidity has included approximately $4 million in funding since 2023, we project that we will need approximately $10 million for fiscal year 2026. We expect to seek additional financing through joint ventures, capital markets, private financing sources, and the exercise of outstanding warrants and options.

We do not currently have sufficient funds or committed financing necessary to commence construction of the Project, and we may be unable to raise the necessary funds.

Based on the updated schedule published by the USFS in January 2024, the Company anticipates that the USFS will publish a FEIS and a DROD in the second quarter of 2024 and a Final ROD in the first quarter of 2025. We have commenced pre-construction engineering and other preparations and, if the DROD and ROD are received on the anticipated schedule, we would seek to commence construction in 2025. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the Project was approximately $1,263 million. Although we have not updated our capital cost estimates as of December 31, 2023, based on significant inflation and increased financing costs since 2020, we expect the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

We do not currently have sufficient funds or committed financing to commence construction of the Project. Our ability to obtain sufficient funds or committed financing may be impacted by various factors, including, but not limited to, our ability to raise additional funds at acceptable rates or at all; unfavorable interest rates; the incurrence of additional debt, which may be subject to certain restrictive covenants; restrictions on our use of government funding; dilution resulting from additional equity financing; our ability to control certain property as a result of our entry into joint ventures or other similar arrangements; and the loss of certain economic benefits of our property as a result of our entry into royalty agreements.

Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, permitting, development, construction, or production at the Project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

The Company does not have a full staff of technical people and relies upon outside consultants to provide critical services.

The Company has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise. The Company’s inability to hire the appropriate consultants at the appropriate time could adversely impact the Company’s ability to advance its exploration and permitting activities. For example, the Company will need to hire additional staff and consultants in order to commence construction of the project.

We have no history of commercially producing precious metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

The project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the project will require obtaining federal and state permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including, among others:

●	The need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	The potential that future exploration and development of mineral claims on or near the project site may be impacted by litigation and/or consent decrees entered into by previous owners of mineral rights;
●	The availability and cost of funds to finance construction and development activities;
●	The timing and cost, which can be considerable, of the construction of mining and processing facilities as well as other related infrastructure;
●	Potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;
●	Potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	The availability and cost of skilled labor and mining equipment; and
●	The availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of the project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce precious metals at the Project.

In addition, there is no assurance that our mineral exploration activities will result in any discoveries of new ore bodies. If further mineralization is discovered there is also no assurance that the mineralized material would be economical for commercial production. Discovery of mineral deposits is dependent upon a number of factors and significantly influenced by the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation, and environmental protection requirements.

Mineral resource exploration and, if warranted, development, is a speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits, which, though present, are insufficient in volume and/or grade to return a profit from production. There is no certainty that the expenditures that have been made and may be made in the future by the Company related to the exploration of its properties will result in discoveries of mineralized material in commercially viable quantities.

Most exploration projects do not result in the discovery of commercially viable mineral deposits and no assurance can be given that any particular level of recovery or mineral reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially viable deposit which can be legally and economically exploited.

The Company’s mineral resource and mineral reserve estimates may not be indicative of the actual copper that can be mined.

Assay results from core drilling or reverse circulation drilling can be subject to errors at the laboratory analyzing the drill samples. In addition, reverse circulation or core drilling may lead to samples which may not be representative of the copper or other metals in the entire deposit. Mineral resource and mineral reserve estimates are based on interpretation of available facts and extrapolation or interpolation of data and may not be representative of the actual deposit. In the context of mineral exploration and future development, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation in these types of investigations. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. The calculations of amounts of mineralized material within mineral resources and mineral reserves are estimates only. Actual recoveries of copper and other potential by-products from mineral resources and mineral reserves may be lower than those indicated by test work. Any material change in the quantity of mineralization, grade, tonnage or stripping ratio, or the price of copper and other potential by-products, may affect the economic viability of a mineral property. In addition, there can be no assurance that the recoveries of copper and other potential by-products in small-scale laboratory tests will be duplicated in larger scale pilot plant tests under on-site conditions or during production. Notwithstanding the results of any metallurgical testing or pilot plant tests for metallurgy and other factors, there remains the possibility that the ore may not react in commercial production in the same manner as it did in testing.

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until a deposit is actually mined and processed, the quantity of mineral reserves, mineral resources and grades must be considered as estimates only. In addition, the determination and valuation of mineral reserves and mineral resources is based on, among other things, assumed metal prices. Market fluctuations and metal prices may render mineral resources and mineral reserves uneconomic. Any material change in quantity of mineral reserves, mineral resources, grade, tonnage, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those mineral reserves recoverable by open pit mining techniques may affect the economic viability of a mining project, including the project and any future operations in which the Company has a direct or indirect interest. Any or all of these factors may lead to mineral resource and/or mineral reserve estimates being overstated, the mineable copper that can be received from the project being less than the mineral resource and mineral reserve estimates, and the project not being a viable project.

If the Company’s mineral resource and mineral reserve estimates for the project are not indicative of actual grades of copper and other potential by-products, the Company will have to continue to explore for a viable deposit or cease operations.

The Company faces numerous uncertainties in estimating economically recoverable mineral reserves and mineral resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of S-K 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the copper and antimony in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the project was approximately $1,263 million. The Company has not updated its capital cost estimates as of December 31, 2023, however, based on significant inflation and increased financing costs since 2020, the Company expects the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

There are numerous uncertainties inherent in estimating quantities and qualities of minerals and costs to mine recoverable mineral reserves and mineral resources, including many factors beyond the Company’s control. Estimates of mineral reserves and mineral resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, among others:

●	Geologic and mining conditions, including the Company’s ability to access certain mineral deposits as a result of the nature of the geologic formations of the deposits or other factors, which may not be fully identified by available exploration data;
●	Demand for the Company’s minerals;
●	Contractual arrangements, operating costs and capital expenditures;
●	Development and reclamation costs;
●	Mining technology and processing improvements;
●	The effects of regulation by governmental agencies and adverse judicial decisions;
●	The ability to obtain, maintain and renew all required permits;
●	Employee health and safety; and
●	The Company’s ability to convert all or any part of mineral resources to economically extractable mineral reserves.

As a result, actual tonnage recovered from identified mining properties and estimated revenues, expenditures and cash flows with respect to mineral reserves and mineral resources may vary materially from estimates. Thus, these estimates may not accurately reflect the Company’s actual mineral reserves and mineral resources. Any material inaccuracy in estimates related to the Company’s mineral reserves or mineral resources could result in lower than expected revenues, higher than expected costs or decreased profitability and changes in future cash flow, which could materially and adversely affect the Company’s business, results of operations, financial position and cash flows. Additionally, reserve and resource estimates may be adversely affected in the future by interpretations of, or changes to, the SEC’s property disclosure requirements for mining companies.

The Company has a history of net losses and expects losses to continue for the foreseeable future.

We have a history of net losses, and we expect to incur net losses for the foreseeable future. The project has not advanced to the commercial production stage, and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, responding to opposition to the project, including potential litigation, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

We have a limited property portfolio.

At present, our only material mineral property is the interest that we hold through our subsidiary in the project. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further development at the project may have a material adverse effect on our financial condition and results of operations.

We are subject to NEPA review and may be unable to obtain or retain necessary permits, which could adversely affect our operations.

Our mining and exploration development activities are subject to extensive permitting requirements which can be costly to comply with and involve extended timelines. Specifically, we are subject to NEPA review, a federal process which is presently ongoing. Formal review under NEPA is extensive and involves several actions, including public scoping, coordination with cooperating agencies, the release of environmental impact statements followed by public comment, potential administrative objections, and the issuance of a final record of decision. Delays in the NEPA process, such as we are unable to timely obtain a record of decision from the United States Forest Service or fail to obtain requisite ancillary permits, may adversely impact our operations. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions including the installation or undertaking of programs to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to comply with and conclude the NEPA review process, and obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.

Our mining, exploration, and development operations are subject to extensive environmental, health, and safety laws and regulations in the jurisdictions in which we operate and include those relating to the discharge and remediation of materials in the environment, waste management, and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, and analogous state agencies, have the authority to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including damages to natural resources, may result from the environmental, health, and safety impacts of our operations.

We may incur substantial costs to maintain compliance with environmental, health, and safety laws and regulations and such costs could increase if existing laws and regulations are revised or reinterpreted or if new laws or regulations become applicable to our operations. Failure to comply with these environmental, health, and safety laws and regulations may result in the imposition of restrictions on our operations, administrative civil or criminal liabilities, injunctions, third-party property damage or personal injury claims, investigatory cleanup or other remedial obligations, or other adverse effects on our business, financial condition, or operations. Current and future legislative, regulatory, and judicial action could result in changes to operating permits, material changes in operations, and increased capital and operating expenditures, among others.

Our operations are also subject to extensive laws and regulations governing worker health and safety and require us to ensure our employees receive adequate training and guidance to follow applicable environmental, health, and safety policies, procedures, and programs. Failure to comply with applicable legal requirements may cause us to incur significant legal liability, penalties, or fines, result in reputational damage, and negatively impact our employee retention. Our mines will be inspected on a regular basis by government regulators who may issue orders and citations if they believe a violation of applicable mining health and safety laws has occurred. In such cases, we may be subject to fines, penalties, or sanctions, and our operations temporarily shut down. Additionally, future changes in applicable laws and regulations, including more rigorous enforcement, could have an adverse impact on operations and result in increased material expenditures to achieve compliance.

Our operations, including permitting, may be subject to legal challenges which could result in adverse impacts to our business and financial condition.

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations.

Legal challenges may result in adverse impacts to our planned operations such as increased defense costs, the performance of additional mitigation and remedial activities, or significant delays to our project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

Additionally, our project is located in a district with significant impacts from legacy mining operations prior to our acquisition of and tenure at the sites. Pursuant to CERCLA, we may be subject to liability and remediation responsibilities as current owners of certain areas of the sites under applicable law, consent decrees or similar agreements.

Our operations are subject to climate change risks.

Climate change may result in various and presently unknown physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our business. Such physical risks may result in damage to our facilities causing our operations to temporarily slow down or come to a stop. Moreover, the physical risks associated with climate change could have financial implications for our business, such as increased capital or operating costs, and additional expenditures to maintain or increase the resiliency of our facilities and implement contingency measures.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure are also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may announce various voluntary ESG targets in the future, due to our status as a development stage company, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated and we cannot guarantee that such targets will improve our ESG profile, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results. Further, despite any voluntary actions, we may receive pressure from certain investors, lenders, employees or other groups to adopt more aggressive ESG-related targets or policies, but we cannot guarantee that we will be able to implement such targets because of potential costs or technical or operational obstacles. Furthermore, we could be criticized by various anti-ESG stakeholders for the scope of our ESG-related goals or policies, our strategic choices regarding ESG matters as they may impact our operations now or in the future, or for any revisions to the same, as well as initiatives we may pursue or any public statements we may make. We could be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative or administrative treatment) or consumers (such as boycotts or negative publicity campaigns), which could adversely affect our reputation, business, financial performance, market access and growth.

Some capital markets participants are increasingly using certain components of ESG as a factor in their assessments, which could impact our cost of capital or access to financing. There has also been an acceleration in investor demand for ESG investing opportunities, and many institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds and market participants seeking ESG-oriented investment products. There has also been an increase in third-party providers of company ESG ratings and rankings, and an increase in ESG-focused voting policies among proxy advisory firms, portfolio managers, and institutional investors. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such ratings, rankings and voting policies, they often differ based on the provider and the data they prioritize, and they are continually changing. However, such ratings, rankings and voting policies may be used by some investors to inform their investment and voting decisions. Additionally, certain investors may use these ratings or rankings to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score rating or ranking as a reputational or other factor in making an investment decision. Consequently, unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our stock price and access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Furthermore, there has recently been a backlash from certain governments and investors against ESG funds and investment practices has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds, which may result in additional strains on our resources. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG- or anti-ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

Our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or targets or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Furthermore, public statements with respect to ESG matters—for example, emission reduction goals, other environmental targets, or other commitments addressing certain social issues—are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We may face increased litigation risk from private parties and governmental authorities related to our ESG efforts. Additionally, any such alleged claims of greenwashing against us or others in our industry could lead to negative sentiment and the diversion of investment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

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

The Company’s title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.

The validity of mining rights may, in certain cases, be uncertain and subject to being contested. The Company’s mining rights, claims and other land titles, particularly title to undeveloped properties, may be defective and open to being challenged by governmental authorities and local communities.

The Company’s properties consist of various mining concessions in the United States. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of the Corporation’s ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of the Company’s mineral properties, especially where commercially viable mineral reserves have been located, could adversely result in the Company losing commercially viable mineral reserves. Even if a claim is unsuccessful, it may potentially affect the Company’s current activities due to the high costs of defending against such claims and its impact on senior management’s time. If the Company loses a commercially viable mineral reserve, such a loss could lower the Company’s revenues or cause it to cease operations if this mineral reserve represented all or a significant portion of the Company’s operations at the time of the loss.

Certain of the Company’s properties may be subject to the rights or the asserted rights of various community stakeholders. The presence of community stakeholders may also impact on the Company’s ability to explore, develop or, in potentially the future, operate its mining properties. In certain circumstances, consultation with such stakeholders may be required and the outcome may affect the Company’s ability to explore, develop or operate its mining properties.

Certain of the Company’s mineral rights consist of unpatented mining claims. Unpatented mining claims present unique title risks due to the rules for validity and the opportunities for third-party challenge. These claims are also subject to legal uncertainty.

The Company faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and the Company may not be able to effectively compete.

The mineral resource industry is intensively competitive in all of its phases, and the Company competes with many companies possessing much greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect the Company’s ability to advance the project or to acquire suitable prospects for exploration in the future on terms it considers acceptable. Increased competition could adversely affect the Company’s ability to attract necessary capital funding or acquire an interest in additional properties.

The Company depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

The Company is dependent on a relatively small number of key personnel, the loss of any of whom could have an adverse effect on the operations of the Company. The Company’s success is dependent to a great degree on its ability to attract and retain highly qualified management personnel. The loss of any such key personnel, through incapacity or otherwise, would require the Company to seek and retain other qualified personnel and could compromise the pace and success of its exploration and permitting activities. The Company does not maintain key person insurance in the event of a loss of any such key personnel.

Certain Company directors and officers also serve as officers and/or directors of other mining companies, which may give rise to conflicts.

Certain Company directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. Directors and officers of the Company with conflicts of interest are subject to and are required to follow the procedures set out in applicable corporate and securities legislation, regulations, rules and the Company’s policies.

The Company’s business involves risks for which the Company may not be adequately insured, if it is insured at all.

During exploration and development of, and production from, mineral properties, certain risks, and in particular, unexpected or unusual geological operating conditions including landslides, ground failures, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks. The Company does not currently have insurance against all such risks and may decide not to take out insurance against all such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of the Company.

Additionally, the Company is not insured against most environmental risks. Insurance against all environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products by third parties occurring as part of historic exploration and production) has not been generally available to companies within the industry. The Company periodically evaluates the cost and coverage of the insurance that is available against certain environmental risks to determine if it would be appropriate to obtain such insurance. Without such insurance, or with limited amounts of such insurance, and should the Company become subject to environmental liabilities, the payment of such liabilities would reduce or eliminate its available funds or could exceed the funds the Company has to pay such liabilities and could result in bankruptcy. Should the Company be unable to fully fund the remedial cost of an environmental problem, it might be required to enter into costly interim compliance measures pending completion of the required remedy.

A shortage of supplies and equipment, or the inability to obtain such supplies and equipment when needed and at expected prices, could adversely affect the Company’s ability to operate its business.

The Company is dependent on various supplies and equipment to carry out its activities. The shortage of such supplies, equipment and parts, or the inability to obtain such supplies and equipment when needed, whether as a result of inflated costs, supply chain disruptions or other reasons, could have a material adverse effect on the Company’s ability to carry out its activities and therefore have a material adverse effect on the cost of doing business.

Risks Related to Our Industry

Resource exploration and development is a high risk, speculative business.

Resource exploration and development is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Resource exploration and development also involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. Few properties that are explored are ultimately developed into producing mines, and there is no assurance that commercial quantities of ore will be discovered on any of the Company’s exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors, including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, it’s size, grade, proximity to infrastructure, current metal prices, and government regulations, including regulations relating to required permits, royalties, allowable production, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but any one of these factors, or the combination of any of these factors, may prevent the Company from receiving an adequate return on invested capital. In addition, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Some ore reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in gold or other metals, or if there are significant increases in operating or capital costs. Most of the above factors are beyond the Company’s control, and it is difficult to ensure that the exploration or development programs proposed by the Company will result in a profitable commercial mining operation. Please also see, among other things, the risk factor found under the subheading “The Company’s future exploration and development efforts may be unsuccessful” below.

Mineral exploration and development is subject to numerous industry operating hazards and risks, many of which are beyond the Company’s control and any one of which may have an adverse effect on its financial condition and operations.

The project, and any future operations in which the Company has a direct or indirect interest, will be subject to all the hazards and risks normally incidental to resource companies and mining in general. Environmental hazards, unusual or unexpected geological operating conditions, such as rock bursts, structural cave-ins and landslides, fires, earthquakes and flooding, power outages, labor disruptions, industrial accidents such as explosions, unexpected mining dilution, metallurgical and other processing issues, metal losses and periodic interruptions due to inclement or hazardous weather conditions, and the inability to obtain suitable or adequate machinery, equipment or labor, are some of the industry operating risks involved in the conduct of exploration programs and the operation of mines. If any of these events were to occur, they could cause injury or loss of life, environmental damage, operational delays, monetary losses and/or severe damage to or destruction of mineral properties, production facilities or other properties. As a result, the Company could be the subject of a regulatory investigation, potentially leading to penalties and suspension of operations. In addition, the Company may have to make expensive repairs and could be subject to legal liability as an outcome of regulatory enforcement. The occurrence of any of these operating risks and hazards may have an adverse effect on the Company’s financial condition and operations, and correspondingly on the value and price of the Company’s common shares.

The Company may not be able to obtain insurance to cover these risks at affordable premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of operations or other mining activities, is not generally available to the Company or to other companies within the mining industry. The Company may suffer a materially adverse effect on its business if it incurs losses related to any significant events that are not covered by its insurance policies. Please also see, among other things, the risk factor found under the subheading “The Company’s business involves risks for which the Company may not be adequately insured, if it is insured at all” above.

Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from future commercial production.

The commercial feasibility of the project and the Company’s ability to arrange funding to conduct its planned exploration projects is dependent on, among other things, the price of copper and other potential by-products. Depending on the price to be received for any minerals produced, the Company may determine that it is impractical to commence or continue commercial production. A reduction in the price of copper or other potential by-products may prevent the project from being economically mined or result in the write-off of assets whose value is impaired as a result of low precious metals prices.

Future revenues, if any, are expected to be in large part derived from the future mining and sale of gold and other potential by-products or interests related thereto. The prices of these commodities fluctuate and are affected by numerous factors beyond the Company’s control, including, among others:

●	International economic and political conditions;
●	Central bank purchases and sales;
●	Expectations of inflation or deflation;
●	International currency exchange rates;
●	Interest rates;

●	Global or regional consumptive patterns;
●	Speculative activities;
●	Levels of supply and demand;
●	Increased production due to new mine developments;
●	Decreased production due to mine closures;
●	Improved mining and production methods;
●	Availability and costs of metal substitutes;
●	Metal stock levels maintained by producers and others; and
●	Inventory carrying costs.

The effect of these factors on the price of copper and other potential by-products cannot be accurately predicted. If the price of copper and other potential by-products decreases, the value of the Company’s assets would be adversely affected, thereby adversely impacting the value and price of the Company’s common shares.

While the price of copper has recently been strong, there can be no assurance that copper prices will remain at such levels or be such that the project, and any future operations in which the Company has a direct or indirect interest, will be mined at a profit. Some credible industry experts are predicting that copper will continue to increase in price during 2025 and the next several years. However, other credible industry experts expect that the price of copper has generally peaked during the recent pandemic and resulting economic crisis, and that as economies slowly recover over the next few years, the price of gold will decrease and be worth much less per ounce than it is today.

Rising metal prices encourage mining exploration, development, and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.

Increases in metal prices tend to encourage increases in mining exploration, development, and construction activities. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect the exploration and/or development of our mineral properties in the future.

Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, a prolonged recession, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

●	A global credit/liquidity crisis, or a significant increase in interest rates, could impact the cost and availability of financing and the Company’s overall liquidity;

●	The volatility of gold and other potential by-product prices may impact the Company’s future revenues, profits and cash flow;

●	Volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

●	The devaluation and volatility of global stock markets impacts the valuation of the Company’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Longstanding legal certainty about aspects of the 1872 Mining Law is being challenged in Federal Court.

A changing legal environment and court rulings related to the use of unpatented lode mining claims now being reviewed in federal courts may cause the Company to make modifications to its current claims management program and strategy.

On July 31, 2019, the U.S. District Court for the District of Arizona issued a decision vacating the Forest Service’s approval of the plan of operations for the proposed Rosemont Mine. See Center for Biological Diversity et al. v. United States Fish and Wildlife Service et al. (the “Rosemont” case). The District Court found that the Forest Service erred when it applied its surface management regulations to approve the proposed mine’s tailings storage facility and waste rock dumps on National Forest lands. According to the District Court, the agency should have considered those facilities under its special use permit regulations. The Forest Service made that error, according to the court, because it did not confirm under the Mining Law that the unpatented mining claims under the ancillary facilities were “valid,” as defined by the court. The outcome of the District Court’s reasoning is that only activities on “valid” claims are regulated under the Forest Service mining regulations, and ancillary facilities require a special use permit.

The decision was appealed and on May 12, 2022, a split Ninth Circuit panel remanded the case back to the Forest Service for such further proceedings as it deems appropriate, including application of 36 CFR 228 subpart A to Rosemont’s plan of operation, guided by the Court’s ruling that Section 612 of the Surface Resources and Multiple Use Act of 1955 grants no rights beyond those granted by the 1872 Mining Law. The majority opinion expressly refrained from further interpretation regarding the application of the 36 CFR 228A, 36 CFR 251 or other Forest Service regulations in advance of the Forest Service further considering and developing the project record regarding the specifics of the Rosemont plan of operations. In December 2022, the Rosemont defendant announced it would not appeal the Ninth Circuit’s decision.

The Company closely followed the Rosemont proceedings and is following other Mining Law litigation currently pending in the United States Court of Appeals for the District of Columbia. During the pendency of the Rosemont proceedings, the Company directed a thorough analysis of its claims management program to support the Project Plan of Restoration and Operations. Notwithstanding that neither the validity of the 36 CFR 228 subpart A regulations was challenged in the Rosemont case nor their application to approval of the Rosemont plan of operations were reviewed by the federal courts, the Company’s claims management program and strategy was adjusted during the years ended December 31, 2022 and December 31, 2023 relinquishing 53 of the Company’s unpatented lode mining claims and re-staking with 205 unpatented mill sites over areas non-mineral in character and suitable for mill sites should a development decision be made.

Risks Related to Our Common Shares

The requirements of being a public company in the United States listed on the OTC market, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), may strain our resources, increase our costs, and require significant management time and resources.

As a public company in the United States, we need to comply with federal and state laws, regulations and requirements, certain corporate governance provisions of Sarbanes-Oxley, related regulations of the SEC and the requirements of the OTC markets. These additional requirements may strain our resources, increase our costs and require significant management time and resources. Complying with these statutes, regulations and requirements, occupies a significant amount of time of our Board of Directors (the “Board”) and management and increases our costs and expenses, including an increased reliance on outside counsel and accountants. We also prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws.

Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

Furthermore, while we generally must comply with Section 404 of Sarbanes-Oxley for our fiscal year ended January 31, 2025, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of the Exchange Act. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Compliance with these requirements may strain our resources, increase our costs and use significant management time and resources, and we may be unable to comply with these requirements in a timely or cost-effective manner.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosure requirements may make our Common Shares less attractive.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

For so long as we remain an “emerging growth company,” we will not be required to, among others:

●	Have an auditor report on our internal control over financial reporting pursuant to Sarbanes-Oxley;
●	Comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and our financial statements;
●	Include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation; and
●	Hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have either: (i) a public float of less than $250.0 million, or (ii) annual revenues of less than $100.0 million during the most recently completed fiscal year and: (A) no public float, or (B) a public float of less than $700.0 million. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Because of these disclosure exemptions, some investors may find our common shares less attractive, which may result in a less active trading market for our common shares, and our share price may be more volatile.

Provisions in the Company’s corporate charter documents could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by the shareholders to replace or remove the Company’s current management and/or limit the market price of the Common Shares.

In addition, because the Board is responsible for appointing the members of the Corporation’s management team, these provisions may frustrate or prevent any attempts by the Company’s shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board. Among other things, these provisions include the following:

●	Shareholders cannot amend the Company’s articles unless such amendment is approved by shareholders holding at least two-thirds of the votes cast on the proposal;
●	The Board may, without shareholder approval, issue first preferred shares and/or second preferred shares having any terms, conditions, rights, preferences and privileges as the Board may determine; and
●	Shareholders must give advance notice to nominate directors in accordance with the Company’s advance notice policy.

The Company has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.

Since incorporation, neither the Company nor any of its subsidiaries have paid any cash or other dividends on its common shares, and the Company does not expect to pay such dividends in the foreseeable future, as all available funds will be invested primarily to finance its mineral exploration programs.

The Company will need to raise additional capital through the sale of its securities or other interests, resulting in potential for significant dilution to the existing shareholders and, if such funding is not available, the Company’s operations would be adversely affected.

The Company has limited financial resources and has financed its activities primarily through the sale of the Company’s securities, such as common shares and convertible notes. The Company expects that it will need to continue its reliance on the sale of its securities for future financing, including that required to complete the permitting process or begin construction, resulting in dilution to existing shareholders.

Future sales of the Company’s common shares into the public market by holders of the Company’s options and warrants may lower the market price, which may result in losses to the Company’s shareholders.

Sales of substantial amounts of the Company’s common shares into the public market by shareholders, The Company’s officers or directors or pursuant to the exercise of options or warrants, or even the perception by the market that such sales may occur, may lower the market price of the Corporation’s common shares.

Risks Related to Capital Structure

We are required to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending January 31, 2025. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, as long as we are an emerging growth company, or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business model or our stock performance, or if our results of operations fail to meet the expectations of analysts, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn might cause the price of our common stock and trading volume to decline.

System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect the Company’s business, reputation, operations, and stock price.

Information systems and other technologies, including those related to the Company’s financial and operational management, and its technical and environmental data, are an integral part of the Company’s business activities. Network and information systems related events, such as phishing attacks, computer hacking, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, lost or misplaced data, programming errors, scams, burglary, human error, misdirected wire transfers, other malicious activities or any combination of the foregoing. We may also be adversely affected by power outages, natural disasters, terrorist attacks, or other similar events which could result in damages to the Company’s property, equipment and data. These events also could result in significant expenditures to repair or replace damaged property or information systems and/or to protect them from similar events in the future.

We have experienced cybersecurity incidents but have not suffered any material adverse impacts to our business and operations as a result of such incidents. No security measure is infallible. Our facilities and systems, and those of our third-party service providers, have been subject to certain cybersecurity incidents and are vulnerable to future adverse events. We may also identify previously undiscovered instances of security breaches or bad actors with present access to our systems.

In addition, as a general matter, the frequency and magnitude of cyber-attacks is increasing, and attackers have become more sophisticated. Cyber-attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The Corporation may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognizable until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Furthermore, any security breaches such as misappropriation, misuse, leakage, falsification, accidental release or loss of information contained in the Company’s information technology systems including personnel and other data that could damage its reputation, trigger reporting or other requirements under material contracts and require the Company to expend significant capital and other resources to remedy any such security breach. Insurance held by the Company may mitigate losses, however, in any such events or security breaches, such insurance coverage may not be sufficient to cover any consequent losses or otherwise adequately compensate the Company for any disruptions to its business that may result, including loss or disruption of a material contract resulting from such breach. Insurance coverage may also be entirely unavailable. The occurrence of any such events or security breaches could have a material adverse effect on the business of the Company. In particular, a cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as an inability to complete transactions, litigation including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.

There can be no assurance that these events and/or security breaches will not occur in the future or not have an adverse effect of the business, reputation, results of operations, and financial condition of the Company.

You may experience dilution of your ownership interests because of the future issuance of additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock or preferred stock.

In the future, the Company may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of present stockholders. The Company is authorized to issue an aggregate of 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, 200 of which are designated Series A Convertible Non-Voting Preferred Stock. Additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock may be issued in connection with hiring or retaining employees, future acquisitions, future sales of securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of Common Stock.

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

Our convertible notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. In the event we are unable to perform our obligations under the convertible notes, or make timely payment, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless. As of the date of this prospectus, we have not defaulted on the convertible notes.

The Company does not have a class of securities registered under Section 12 of the Exchange Act. Until it does, or the Company becomes subject to Section 15(d) of the Exchange Act, it will be a “voluntary filer.”

The Company is not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. It has in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about it is publicly available to its stockholders and potential investors. Until the Company becomes subject to the reporting requirements under the Exchange Act, it is a “voluntary filer” and is currently considered a non-reporting issuer under the Exchange Act. The Company will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) the registration of a class of securities under Section 12 of the Exchange Act, which would be required if the Company lists a class of securities on a national securities exchange or if it meets the size requirements set forth in Section 12(g) of the Exchange Act, or which it may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act, relating to Common Stock. Until the Company becomes subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, it is not subject to the SEC’s proxy rules, and large holders of its capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, the Company’s stockholders and potential investors may not have available to them as much or as robust information as they may have if and when it becomes subject to those requirements. In addition, if the Company does not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, it could cease filing annual, quarterly or current reports under the Exchange Act.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of shares of Common Stock and may cause a decline in the market value of the Company’s stock.

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

Because the Company does not intend to pay any cash dividends on its Common Stock, its stockholders will not be able to receive a return on their shares unless they sell them.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

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

The names of the unpatented claims, and the place of record of the location notices, thereof in the official records of the Boise County recorder, and the authorized office of the Bureau of Land Management are as follows:

Table 1

The following table lists the unpatented mining claims currently a part of the CuMo Project:

On August 24, 2021, ICUMO and Computershare Trust Company of Canada entered into a 7.5% Secured Note Indenture under which the aggregate principal amount of notes authorized to be issued is $15,000, with a maturity date of May 31, 2028. The 7.5% Secured Note Indenture is secured by all of the mining claims of ICUMO that represent the CuMo Project, other than the patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird; (ii) Red Flag; (iii) Enterprise; (iv) Enterprise Fraction; (v) Commonwealth; and (vi) Baby Mine. In connection with this security interest, ICUMO and Computershare Trust Company of Canada, as Mortgagee, signed a Real Property Mortgage under which the Mortgagee has the right upon default by the mortgagor to choose to sell the real property constituting the unpatented claims set out above.

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

Location, Access, Climate, Infrastructure and Topography

The CuMo Project is situated in the mountains of south-west Idaho, in the Boise National Forest, in Boise County, Idaho, approximately 15 miles northeast of the town of Idaho City, near the unincorporated community of Centerville, roughly 37 miles on a straight line, and 60 miles by road, from the city of Boise. Good all-weather highways, and US Forest Service roads provide access to the project from Idaho City and Centerville. The trip from Boise takes approximately 1.5 hours. Access can be limited during some winter months when significant snow cover can impede passage via the Forest Service roads.

The property can be accessed by road from Boise by taking State Highway 55 northerly for approximately 40 miles (65 km) to the town of Banks, Idaho, and then east on the Banks Lowman Road towards the town of Garden Valley for approximately 10 miles (16 km). One mile east of Garden Valley is a secondary road heading south across the Payette River. Following this secondary road, the westernmost edge of the CuMo claim block is approximately 10 miles (16 km) from Garden Valley. Alternatively, access can be gained (1) by traveling northeast from Boise along Highway 21 past the towns of Idaho City and Centerville, along Grimes Creek, and then over the Grimes Pass, or (2) from State Highway 55 north to Horseshoe Bend, then east on Harris Creek Road past New Centerville, Centerville, Pioneerville to Forest Service roads which give access to the western portion of the claim block.

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

The general area is serviced by the Idaho Power Company which supplies electricity to residents of Garden Valley, Lowman and Pioneerville, and electricity from the existing power grid would be available by constructing a line and substations to the project site. The nearest rail line is the Idaho Northern & Pacific line formerly operated by Union Pacific that runs through the town of Banks, approximately 20 road miles (32 km) to the west of the property. There is also a rail loadout, on the same rail line as above, at the town of Horseshoe Bend roughly 25 miles southwest of the property. Equipment, supplies, and services for exploration and mining development projects are available at Boise, and housing for a construction and operational workforce is available in Boise and the smaller communities in the general area. Water is available from holders of Boise Basin certificated water allocation, or from the adjacent Payette River Basin. There is also a trained mining-industrial workforce available in Boise.

Exploration (subject to seasonal limitations provided under the Exploration Plan of Operations (Exploration PoO) issued by the US Forest Service) and mining activities at the property can be conducted year-round, due to the established road system and its proximity to other infrastructure. The property is large enough to accommodate exploration within the current CuMo deposit property footprint.

Item 3. LEGAL PROCEEDINGS.

Other than the potential challenges to the Exploration PoP anticipated to be filed by environmental and non-government organizations in opposition to exploration at CuMo, we have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

Recent Sales of Unregistered Securities

From February 28, 2024, through March 28, 2024, the Company conducted a private placement offering pursuant to which it entered into subscription purchase agreements with accredited investors for an aggregate of 162.66 Units (the “Units”), at a purchase price of $12,000 per Unit for an aggregate purchase price of approximately $1,952,000 (the “Newbridge Private Placement Offering”). Each Unit was comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share, and (ii) 62,500 Common Stock purchase warrants (the “Warrants”). The Warrants entitle the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share. Newbridge Securities Corporation acted as the sole placement agent (the “Placement Agent”) on a best-efforts basis pursuant to a Placement Agency Agreement dated September 7, 2023, as amended on December 27, 2023. Pursuant to this agreement, the Placement Agent received cash commissions of $195,200, representing 10.0% of the gross purchase price of the Units sold. Certain members of the Placement Agent participated as investors in the Newbridge Private Placement Offering.

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

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery prior to the first transaction of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the TRS was prepared by Shaun M. Dykes (our former Vice President and former Director), M. Sc. (Eng), P. Geo of Geologic Systems, Ltd. Mr. Dykes is currently serving as a technical advisor to the registrant. Mr. Dykes meets the qualifications specified under the definition of “Qualified Person” under Item 1300 of Regulation S-K.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $37,142,942 from its inception to January 31, 2025, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Exchange Transaction

As a result of the Share Exchange, which was consummated January 23, 2023, we are no longer a shell company. However, for the fiscal year ended as of December 31, 2022, we were a shell company and did not generate any revenues.

We changed our fiscal year to January 31. The Report of our independent registered public accountants on our financial statements for the year ended January 31, 2025, states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 31, 2025, and 2024, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

For the Year Ended January 31, 2025 Compared to the Year Ended January 31, 2024

Revenue

The Company did not have revenues for the year ended January 31, 2025, or January 31, 2024.

Operating expenses

The Company had operating expenses of $4,721,523 for the year ended January 31, 2025, compared to $3,004,684 for the year ended January 31, 2024, comprised of the following categories:

	2025	2024	$ Change	% Change
Professional fees	$912,804	$524,931	387,873	74%
Payroll and related expenses	157,500	318,561	(161,061)	-51%
Rent expense	197,415	42,000	155,415	370%
Stock-based stock compensation	2,966,115	2,043,909	922,206	45%
Other general and administrative expenses	487,689	75,283	412,406	548%
	$4,721,523	$3,004,684	1,716,839	57%

Professional fees increased due to increases in costs associated with the costs of being a fully reporting public company and the additional filings required. Payroll and related expenses decreased as officers and employees converted a significant amount of payroll into stock compensation. Stock-based compensation increased due to the conversion of accrued payroll and consultants’ fees into common stock. General and administrative costs increases due to increased in the Company’s activity generally as it continues to seek the development of its existing mining claims.

Loss from operations

The Company had a loss from operations of $4,721,523 for the year ended January 31, 2025, compared to $3,004,684 for the year ended January 31, 2024.

Other Income / Expenses

The Company had $415,809 in net other expenses for the year ended January 31, 2025, compared to net other expenses of $707,363 for the year ended January 31, 2024.

Net loss

The Company had a net loss of $5,137,332 for the year ended January 31, 2025, compared to $3,712,047 for the year ended January 31, 2024.

Liquidity and Capital Resources

As of January 31, 2025, we had current assets of $208,828 and current liabilities of $2,083,946, and our working capital deficit was $1,875,118. We do not have sufficient resources to effectuate our business. We expect to incur expenses without revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $1,000,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Operating Activities

For the year ended January 31, 2025, net cash used in operating activities was $2,503,508 compared to $868,428 for the year ended January 31, 2024.

Investing Activities

For the years ended January 31, 2025, and 2024, we reported no cash provided by our investing activities.

Financing Activities

For the year ended January 31, 2025, we had cash provided by financing activities of $2,574,040, related to proceeds from convertible notes payable and the sale of preferred stock. For the year ended January 31, 2024, we had cash provided by financing activities of $467,200, related to proceeds from notes payable.

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

The financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. The Company has no revenue and has incurred losses to date of $37,237,566. In addition, the Company’s current liabilities exceed its current assets by $1,875,118. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Going Concern

We incurred net losses of $5,137,332 for the year ended January 31, 2025. We had an accumulated deficit of $37,142,942 and working capital deficit of $1,875,118 as of January 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computers and other office equipment over an estimated useful life of five years.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of January 31, 2025, we did not recognize any impairment losses related to mineral properties held.

Impairment of Intangible Assets with Indefinite Useful Lives

We account for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that intangible assets with indefinite useful lives no longer be amortized but instead be evaluated for impairment at least annually. On an annual basis, in the fourth quarter of the fiscal year, we review our intangible assets with indefinite useful lives for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount, the intangible asset is further tested for impairment by comparing the carrying amount to its estimated fair value using a discounted cash flow. Impairment, if any, is measured as the amount by which an indefinite-lived intangible asset’s carrying amount exceeds its fair value.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) as of January 31, 2025, and 2024, are appended to this Annual Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2024, the Company dismissed Turner, Stone & Company, L.L.P. as its independent registered public accounting firm. On January 25, 2024, we engaged GreenGrowth CPAs, as our independent registered public accounting firm to audit our financials for the year ended January 31, 2024 and review the financials prepared by Turner, Stone & Company, L.L.P. for the period ended January 31, 2023 and during the interim period through January 24, 2024. The Board made the decision to engage GreenGrowth CPAs acting under authority delegated to it. During the fiscal year ending January 31, 2023, and during the interim period through January 24, 2024, we had no disagreements with Turner, Stone & Company, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

On October 2, 2024, the Company dismissed GreenGrowth CPAs as its independent registered public accounting firm. On the same date the Company engaged Novogradac & Company LLP as its independent registered public accounting firm to audit our financials for the year ended January 31, 2025. During the fiscal year ending January 31, 2024, and during the interim period through October 2, 2024, we had no disagreements with GreenGrowth CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, primarily due to the lack of separation of duties due to a small staff, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of January 31, 2025, management consisted of Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell, Chief Financial Officer (Principal Financial and Accounting Officer). Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer) in connection with the review of our financial statements as of January 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Robert Scannell	66	Director, Chief Financial Officer, and Treasurer	January 23, 2023
Andrew Brodkey (3)	68	Director, Chief Executive Officer, Chief Operating Officer, and Secretary	January 23, 2023
John Moeller (1)	78	Former Director	January 23, 2023
Steven Rudofsky (2)	62	Director and Former Chief Executive Officer and President	January 23, 2023

(1)	Mr. Moeller resigned in April 2024.

(2)	Mr. Rudofsky resigned as Chief Executive Officer and President in July 2024.

(3)	Mr. Brodkey was Chief Operating Officer until July 2024 when he also became the Chief Executive Officer.

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

The biographies of the individuals appointed as directors and officers as discussed above follow:

Andrew Brodkey

Mr. Brodkey has been our Chief Executive Officer and President since July 2024. He has been our Chief Operating Officer since January 2022. Prior to that, since January 2018, he has been the principal of Brodkey Executive Management Consulting, which was focused on the mining sector. He has more than 30 years of experience working with public companies in the mining and metals sector, including roles as VP, General Counsel at Magma Copper; VP of Business Development at BHP Copper; CEO of Pan American Lithium/First Potash Corp; CEO of Zoro Mining Corp; CEO of Titan Iron Ore Corp., and CEO of Pacific Copper Corp. He was also the Managing Director of the International Mining Group at CB Richard Ellis, where he represented a number of major mining companies in the valuation, marketing and sales of mining projects. He holds a Bachelor of Science degree (with distinction) in Mining Engineering from the University of Arizona, and a Juris Doctor degree (cum laude) from Creighton University.

We believe Mr. Brodkey’s experience in the mining industry qualifies him to serve on our board of directors.

Robert Scannell

Mr. Scannell has been our Chief Financial Officer since January 2022. Since March 2015 he has been the Managing Partner of Feehan Partners, LP, a private family office. Previously, from May 1986 to March 1994, he served as a Vice President of Institutional Fixed-Income Sales at Merrill Lynch & Co. Mr. Scannell founded Tradewinds Investment Management, LP, which from 1994 to 2015 managed numerous funds investing in emerging markets, natural resources, and distressed assets. Mr. Scannell holds a Bachelor of Arts degree and Master of Business Administration degree from Penn State University, a Master of Science degree from the University of Washington, a Juris Doctor degree from Purdue University, and has been a Chartered Financial Analyst since 1993.

We believe Mr. Scannell’s background in the financial industry qualifies him to serve on our board of directors.

Steven Rudofsky

Mr. Rudofsky has been a director since August 2023. He served as our Chief Executive Officer from January 2022 to July 2024 and President of the Company from January 2023 to July 2024. He has been working in upstream and midstream natural resources for over 30 years. After beginning his career at Glencore (then Marc Rich and Co), he held senior and CEO positions at TransCanada Pipeline Ltd, Credit Agricole Investment Bank and Alfa Group of Russia. Since January 2012, Mr. Rudofsky has been a managing principal of Talex Commodities Capital, Ltd., which works with private equity and debt providers, including family offices, to implement innovative financing for the junior mining and oil & gas sectors, including streaming, convertible debt, and royalties. He holds a Bachelor of Arts degree from Clark University and a Juris Doctor degree from Emory University School of Law.

We believe Mr. Rudofsky’s experience in the natural resources industry and extensive private equity experience qualifies him to serve on our board of directors.

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

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 for the last two fiscal years ended (each, a “Named Executive Officer”).

						Non-equity	Nonqualified
						incentive	deferred
Name and				Stock	Option	plan	compensation	All other
Principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven Rudofsky (3)
Former President, Chief	2025	$104,167	$-	$55,000	$-	$-	$-	$-	$159,167
Executive Officer	2024	$-	$-	$250,000	$-	$-	$-	$-	$250,000

Robert Scannell (1)
Treasurer, Chief	2025	$325,000	$-	$550,000	$-	$-	$-	$-	$875,000
Financial Officer	2024	$-	$-	$250,000	$-	$-	$-	$-	$250,000

Andrew Brodkey (1)(4)
President, Secretary, Chief	2025	$325,000	$-	$565,400	$-	$-	$-	$30,000	$920,400
Executive Officer	2024	$75,000	$-	$190,000	$-	$-	$-	$-	$265,000

Shaun Dykes (2)
Former Vice President	2025	$-	$-	$-	$-	$-	$-	$-	$-
	2024	$41,667	$-	$-	$-	$-	$-	$-	$41,667

(1) Appointed on January 23, 2023.

(2) Appointed on January 23, 2023. Resigned on March 27, 2023.

(3) Appointed on January 23, 2023. Resigned as Chief Executive Officer on July 15, 2024.

(4) Upon Mr. Rudofsky’s resignation, the Company appointed Andrew Brodkey as its Chief Executive Officer and President.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

During the year ended January 31, 2025, the Company did not have any employment agreements with its officers and directors.

Executive Officer Agreements

Andrew Brodkey

Mr. Brodkey and the Company entered into a Management Agreement on December 15, 2021, for a term of one year with automatic renewals for one-year periods on December 31 of each year, subject to renegotiation within 60 days of the end of any one-year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Brodkey is entitled to severance of one (1) month’s compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Brodkey’s annual base compensation was $265,000 through May 1, 2024, at which time it was increased to $350,000, payable in a combination of cash and common stock, and he may participate in any Company economic benefit plans that exist or may be implemented. Mr. Brodkey works full-time for the Company devoting a minimum of 40 hours a week to his position.

Robert Scannell

Mr. Scannell and the Company entered into a Management Agreement on January 1, 2022, for a term of one year with automatic renewals for one-year periods at December 31 of each year, subject to renegotiation within 60 days of the end of any one-year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Scannell is entitled to severance of one (1) month compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Scannell’s annual base compensation was $250,00 through May 1, 2024, at which time it was increased to $350,000, reviewable at least annually, and he may participate in any Company economic benefit plans that exist or may be implemented. Mr. Scannell works full-time for the Company devoting a minimum of 40 hours a week to his position.

Director Agreements

Steven Rudofsky

Mr. Rudofsky and the Company entered into a Management Agreement on January 1, 2022, for a term of one year with automatic renewals for one-year periods at December 31 of each year, subject to renegotiation within 60 days of the end of any one-year period unless earlier terminated, with or without cause, upon notice. Unless terminated for cause or other defined reasons, Mr. Rudofsky is entitled to severance of one (1) month’s compensation for each two (2) months of service at the end of the third (3) month of service up to a maximum of two (2) years’ wages. Mr. Rudofsky’s resigned as the company’s CEO on July 15, 2024.

Equity Incentive Plan

The Company currently has no compensation plans or arrangements and there were no awards granted for the year ended January 31, 2025.

Director Compensation

The following is a summary of the compensation paid to directors for the Company’s for the year ended January 31, 2025:

	Fees			Non-equity	Nonqualified
	earned			incentive	incentive
	or paid	Stock	Option	plan	plan	All other
	in cash	awards	awards	compensation	compensation	compensation	Total

John Moeller (1)	$-	$-	$-	$-	$-	$-	$-

Steven Rudofsky	$-	$-	$-	$-	$-	$-	$-

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

The percentages below are calculated based on 261,463,225 shares of our common stock issued and outstanding as of April 22, 2025. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Idaho Copper Corporation, 800 W. Main Street, Suite 1460, Boise, Idaho 83702.

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

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)
Robert Scannell - Chief Financial Officer, Treasurer and Director (4)	Common Stock	25,111,488	9.6%
Andrew Brodkey - Chief Operating Officer, Secretary and Director (5)	Common Stock	13,157,004	5.03%
John Moeller – Former Director (6)	Common Stock	1,738,667	0.66%
Steven Rudofsky – Director and Former Chief Executive Officer and President (3)	Common Stock	23,025,606	8.8%
Directors and Officers as a Group (4 persons)		63,032,765	24.09%

5% Stockholders of a Class of Voting Stock
International Energy & Mineral Resources (7)	Common Stock	121,468,700	46.45%
JHP Holdings Inc. (8)	Common Stock	16,644,700	6.36%
Elatam Family Trust (9)	Common Stock	35,443,000	13.55%

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

(3) Consists of: (1) 20,175,606 shares of common stock owned by Mr. Rudofsky; (2) 1,175,000 shares of common stock underlying the 2021 warrants held by Mr. Rudofsky; and (3) 1,675,000 shares of common stock underlying the 2022 warrants held by Mr. Rudofsky.

(4) Consists of: (1) 9,924,155 shares of common stock owned by Mr. Scannell and 8,420,333 shares of common stock of Feehan Partners LLP (“Feehan”) that Mr. Scannell, as General Partner of Feehan, has discretionary authority to vote and dispose of the shares held by Feehan and may be deemed to be the beneficial owner of these shares; (2) 2,680,000 shares of common stock underlying the 2021 warrants held by Mr. Scannell and 1,407,000 shares of common stock underlying the 2021 warrants held by Feehan that Mr. Scannell could be deemed to beneficially own; and (3) 2,680,000 shares of common stock underlying the 2023 replacement warrants held by Mr. Scannell.

(5) Consists of: (1) 10,742,004 shares of common stock owned by Mr. Brodkey; (2) 1,098,800 shares of common stock underlying the 2021 warrants held by Mr. Brodkey; (3) 1,313,200 shares of common stock underlying the 2023 replacement warrants held by Mr. Brodkey.

(6) Consists of 666,667 shares of common stock owned by Dr. Moeller, and 1,072,000 vested options that Dr. Moeller holds pursuant to the 2022 Stock Incentive Options.

(7) Consists of: 121,468,700 shares of common stock owned by International Energy & Mineral Resources (Hong Kong) Ltd. (IEMR). IEMR is a private company with a business address of Suite A 19/F, Ritz Plaza, 122 Austin Road TST KLN, Hong Kong.

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

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at January 31, 2025 and 2024, and in which any of the following persons had or will have a direct or indirect material interest.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees	2025	2024
Audit fees	$44,750	$30,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$44,750	$30,500

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

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

10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.8	Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.13	Technical Advisory Agreement between Internation Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024.
10.15	SGS Bateman Proposal, dated November 13, 2023 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
10.16	Master Truscan Services Agreement by and between the Company and Veracio, Inc., dated March 3, 2024 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
21.1	List of Subsidiaries*
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1	Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2025

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

Name	Title	Date

/s/ Andrew Brodkey	Chief Executive Officer and President (Principal Executive Officer)	April 22, 2025
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 22, 2025
Robert Scannell

/s/ Steven Rudofsky	Director	April 22, 2025
Steven Rudofsky

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its shareholders. The registrant will not be sending an annual report or proxy material to its shareholders subsequent to the filing of this form.

Idaho Copper Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Idaho Copper Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Idaho Copper Corporation (the “Company”) as of January 31, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended January 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Novogradac & Company LLP

Novogradac & Company LLP

We have served as the Company’s auditor since 2025.

Plantation, Florida

April 22, 2025

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

Stock-Based Compensation

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

Los Angeles, California

PCAOB ID Number 6580

IDAHO COPPER CORPORATION

Consolidated Balance Sheet

January 31,

	2025	2024
ASSETS
Current assets
Cash	$100,678	$30,146
Other receivables	3,644	-
Prepaid expenses	104,506	21,624
Total current assets	208,828	51,770

Right of use asset	7,090	-
Deposit	100,000	100,000

Total assets	$315,918	$151,770

CURRENT LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$325,088	$434,519
Accrued expenses to related parties	-	370,135
Accrued interest, current portion	860,768	1,115,723
Note payable	100,000	-
Lease liability	7,090	-
Bond liabilities, current portion	791,000	-
Total current liabilities	2,083,946	1,920,377
Non-current liabilities
Bond liabilities, non-current portion	2,339,000	3,135,000
Convertible notes payable, net of discounts	-	623,999
Accrued interest, non-current portion	1,061,926	533,003
Total non-current liabilities	3,400,926	4,292,002
Total liabilities	5,484,872	6,212,379

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 196.67 and 23 shares issued and outstanding at January 31, 2025 and 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 261,463,225 and 214,647,732 shares issued and outstanding at January 31, 2025 and 2024, respectively	261,463	214,648
Additional paid-in capital	31,712,525	25,336,048
Subscription receivable	-	(11,000)
Accumulated deficit	(37,142,942)	(31,600,305)
Total stockholders’ deficit	(5,168,954)	(6,060,609)

Total liabilities and stockholders’ deficit	$315,918	$151,770

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statement of Operations

For the Years Ended January 31,

	2025	2024
Revenue	$-	$-

Operating expenses
Professional fees	912,804	524,931
Payroll and related expenses	157,500	318,561
Rent expense	197,415	42,000
Stock-based compensation	2,966,115	2,043,909
Other general and administrative expenses	487,689	75,283
Total operating expenses	4,721,523	3,004,684

Operating loss	(4,721,523)	(3,004,684)

Other income (expense)
Amortization of beneficial conversion feature	-	(261,062)
Amortization of debt discount	(19,490)	(45,266)
Interest income	6,846	-
Interest expense	(403,165)	(401,035)
Total other income (expense)	(415,809)	(707,363)

Net loss	$(5,137,332)	$(3,712,047)

Basic and diluted net loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares outstanding	247,033,551	211,294,527

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2025 and 2024

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2023	-	$-	208,457,823	$208,458	$23,059,223	$-	$(27,888,258)	$(4,620,577)
Common stock issued for services	-	-	2,345,836	2,345	307,008	-	-	309,353
Recording replacement options for RTO	-	-	-	-	1,324,731	-	-	1,324,731
Warrants issued	-	-	-	-	103,846	-	-	103,846
Conversion of liabilities to common stock	-	-	3,844,073	3,845	265,240	-	-	269,085
Issuance of preferred stock and warrants for common stock	23	-	-	-	276,000	(11,000)	-	265,000
Net loss for the period ended January 31, 2024	-	-	-	-	-	-	(3,712,047)	(3,712,047)
Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)

Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	173.67	-	-	-	2,084,040	11,000	-	2,095,040
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of warrants	-	-	7,071,253	7,071	376,929	-	-	384,000
Exercise of options	-	-	14,740,000	14,740	(14,740)	-	-	-
Stock-based compensation	-	-	12,156,124	12,156	2,953,959	-	-	2,966,115
Costs related to sale of preferred stock	-	-	-	-	(59,656)	-	-	(59,656)
Net loss for the period ended January 31, 2025	-	-	-	-	-	-	(5,137,332)	(5,137,332)
Balance, January 31, 2025	196.67	$-	261,463,225	$261,463	$31,712,525	$-	$(37,142,942)	$(5,168,954)

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended January 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(5,137,332)	$(3,712,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,966,115	2,043,909
Amortization of beneficial conversion feature	-	261,062
Amortization of debt discount	19,490	45,266
Change in assets and liabilities:
Prepaid expenses	(82,882)	(21,624)
Accounts payable and accrued expenses	(176,573)	78,757
Accrued expenses - related party	(366,295)	288,689
Accrued interest	273,969	147,560
Net cash used in operating activities	(2,503,508)	(868,428)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	202,200
Proceeds from note payable	100,000	-
Repayment of debenture	(5,000)	-
Proceeds from exercise of warrants	384,000	-
Proceeds from sale of preferred stock, net	2,095,040	265,000
Net cash provided by financing activities	2,574,040	467,200

Net change in cash	70,532	(401,228)

Cash at beginning of period	30,146	431,374

Cash at end of period	$100,678	$30,146

Cash paid for interest	$110,712	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$1,048,793	$269,085
Cashless exercise of warrants and options	$20,563	$-
Conversion of accounts payable into common stock	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

(f/k/a Joway Health Industries Group Inc.)

Notes to the Consolidated Financial Statements

January 31, 2025

NOTE 1 – NATURE OF OPERATIONS

The accompanying condensed consolidated financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we,” and “us.”

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On January 31, 2025, we had $100,678 in cash. Our net loss incurred for the year ended January 31, 2025, was $5,137,332 and the working capital deficit was $1,875,118 on January 31, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of January 31, 2025, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of January 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended January 31, 2025.

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of January 31, 2025, there are no costs as production has not yet commenced.

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

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes Payable

The Company has $0 and $1,100,200 in convertible secured notes payable at January 31, 2025 and 2024, respectively. The balances as of January 31, 2024, were as follows:

			Issue	Maturity	Conversion	Conversion	Warrants	Exercise	Warrant
	Balance	Collateral	Date	Date	Price	Shares	Shares	Price	Expiration
Steven Rudofsky	$125,000	(a)	1/23/23	7/23/25	$0.10	1,666,667	1,250,000	$0.15	1/23/28
Feehan Partners, LP	$87,334	(a)	1/23/23	7/23/25	$0.10	1,173,333	873,340	$0.15	1/23/28
The Jeffrey V. and Karin R. Hembrock Revocable Trust	$100,000	(a)	1/23/23	7/23/25	$0.10	1,333,333	1,000,000	$0.15	1/23/28
The Gaitonde Living Trust, Girish Gaitonde Trustee	$100,000	(a)	1/23/23	7/23/25	$0.10	1,333,333	1,000,000	$0.15	1/23/28
Corey Redfield	$50,000	(a)	1/23/23	7/23/25	$0.10	666,667	500,000	$0.15	1/23/28
PV Partners, LP	$75,000	(a)	1/23/23	7/23/25	$0.10	1,000,000	750,000	$0.15	1/23/28
Shaun Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	400,000	300,000	$0.15	1/23/28
Patricia Czerniej	$30,000	(a)	1/23/23	7/23/25	$0.10	400,000	300,000	$0.15	1/23/28
James Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	400,000	300,000	$0.15	1/23/28
Jason Czerniej	$30,000	(a)	1/23/23	7/23/25	$0.10	400,000	300,000	$0.15	1/23/28
Louise Dykes	$30,000	(a)	1/23/23	7/23/25	$0.10	400,000	300,000	$0.15	1/23/28
Andrew Brodkey	$98,000	(a)	1/23/23	7/23/25	$0.10	1,306,667	980,000	$0.15	1/23/28
Feehan Partners, LP	$112,666	(a)	1/23/23	7/23/25	$0.10	1,493,334	1,126,660	$0.15	1/23/28
Gil Atzmon	$102,200	(a)	5/8/23	11/8/25	$0.23	440,000	550,000	$0.23	5/8/26
Jon Powell	$100,000	(a)	5/8/23	11/8/25	$0.23	434,783	543,479	$0.23	5/8/26
Total	$1,100,200					12,848,117	10,073,479

(a)	The replacement notes and new warrants are secured by mining claims and rights of the CuMo Project.

As of January 31, 2024, there were debt discounts and beneficial conversion features on the above notes payable of $476,201. The Company derecognized the unamortized beneficial conversion feature upon its adoption of ASU 2020-06 as described in Note 1.

On April 5, 2024, holders of $1,100,200 par value of Convertible Secured Notes issued between December 2022 and May 2023 elected to convert those notes to common stock under contract terms. As a result, we issued 12,848,117 shares of common stock to the respective holders.

Notes Payable

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell, the Company’s chief financial officer and director. The note accrues interest at 10% and is due on October 28, 2025.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 4, 2025.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 20, 2025.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on December 3, 2025.

As of January 31, 2025, the Company’s outstanding notes payable are as follows:

	Issue	Maturity
Lender	Date	Date	Amount
Feehan Partners	10/28/24	10/28/25	$25,000
Feehan Partners	11/4/24	11/4/25	$25,000
Feehan Partners	11/20/24	11/20/25	$25,000
Feehan Partners	12/3/24	12/3/25	$25,000
Total			$100,000

Note: Feehan Partners is a related party.  See Note 6.

The future payments are as follows:

Fiscal Year
2026	$100,000
2027	$-
2028	$-
2029	$-
2030	$-
Thereafter	$-
Total	$100,000

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of January 31, 2025, and 2024, are as follows:

	Principal Amount		Interest	Note	Maturity	Colla-	Origi-
	1/31/2025	1/31/2024	Rate	Date	Date	teral	nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	12/27/27	(1)	(2)	(5)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	4/8/25	(1)	(2)	(5)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Jim Hammerel	$-	$5,000	8.5%	9/21/17	9/21/24	(1)	(2)	(5)
Bret Renaud (9)	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Total	$3,130,000	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.
(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.
(8)	The Company has been advised by counsel that before repaying the Yin Yin notes, it must receive from the creditor basic KYC/AML information including a list of its shareholders, valid ID for each shareholder, Articles of Incorporation, and evidence that the company is in good standing with its regulator. The Company has repeatedly requested this information from the creditor but has thus far received no response.
(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.

Future payments are as follows:

Fiscal Year
2026	$791,000
2027	$750,000
2028	$500,000
2029	$1,089,000
2030	$-
Thereafter	$-
Total	$3,130,000

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2025, the Company compensated its officers $784,167 and $806,667 for the years ended January 31, 2025, and 2024, respectively.

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

On April 4, 2024, Feehan and Brodkey executed cashless conversion of 2,666,666 and 1,306,667 warrants, respectively, into 1,666,670 and 816,666 shares of common stock, respectively.

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

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell, the Company’s chief financial officer and director. The note accrues interest at 10% and is due on October 28, 2025.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 4, 2025.

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 193,182 and 397,727 shares of common stock, respectively.

On November 5, 2024, Rudofsky exercised 500,000 warrants at $0.15 for $75,000.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 20, 2025.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on December 3, 2025.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 106,784 and 219,849 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 138,192 and 157,036 shares of common stock, respectively.

As of January 31, 2025, the Company has payables of $56,150 to Brodkey, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Between February 2024 and January 2025, we entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), units (each, a “Unit” and, collectively, the “Units”), for a purchase price of $12,000 per Unit, for gross proceeds of $2,084,040. Each Unit consists of one (1) share of the Company’s Series A Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). Each share of Preferred Stock converts into 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Warrant entitles the holders to shares of Common Stock for three (3) years, at an exercise price of $0.24 per share.

As of January 31, 2025, and 2024, the Company had 196.67 and 23 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 4, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended January 31, 2025.

As described in Note 6, the Company issued certain shares of its common stock to related parties during the period ended October 31, 2024.

During April 2024, the Company issued 1,041,667 shares of common stock to an officer as a result of the cashless exercise of their warrants.

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

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 193,182 and 397,727 shares of common stock, respectively. Additionally, Dykes, a former officer, and a consultant, converted accrued compensation of $47,500 and $20,000 into 215,909 and 90,909 shares of common stock, respectively.

On December 18, 2024, a vendor converted a payable for $30,000 into 125,000 shares of common stock.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 106,784 and 219,849 shares of common stock, respectively. Additionally, Dykes, a former officer, and a consultant, converted $47,500 and $20,000 into 119,347 and 50,251 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 138,192 and 157,036 shares of common stock, respectively. Additionally, Dykes, a former officer, converted $165,534 of accrued compensation into 415,916 shares of common stock.

For the year ended January 31, 2025, the Company issued 2,387,802 shares of common stock for non-officer services.

For the year ended January 31, 2025, the Company issued approximately 189,000 shares of common stock to various individuals for services.

As of January 31, 2025, and 2024, the Company had 261,463,225 and 214,647,732 shares issued, issuable, and outstanding, respectively.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 56,615,000 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2024, and 2025, 22,646,000 and 6,566,000 options are vested. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $378,496 during the period ended January 31, 2025, in stock-based compensation expense related to the estimated vesting of these options. As of January 31, 2025, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during fiscal 2025 based on the current estimated time to reach the milestones.

The remaining vesting milestones required to be met are (1) obtaining an updated PEA, (2) an uplist of the Company’s common stock to a national exchange and (3) the successful raising of $5 million or more in new capital. Each of these milestones vest an additional 20% of the options upon being met and were estimated to have a 50% probability of being met as of January 31, 2025. Management reviews the estimate of meeting each probability as well as the related timing at each reporting period.

On April 3, 2024, Brodkey, Scannell, Rudofsky, and Dykes executed cashless conversions of 5,360,000 vested options each into 3,685,000 shares of common stock each.

As of January 31, 2025, the Company had 24,120,000 options outstanding with an exercise price of $0.125, to Brodkey, Scannell, and a former officer, each with 8,040,000 options.

Warrants

On March 28, 2024, the Company issued 10,166,875 warrants for shares of common stock as part of financing. The warrants have an exercise price of $0.24 and expire on March 28, 2027.

On April 4, 2024, Feehan and Brodkey executed cashless conversion of 2,666,666 and 1,306,667 warrants, respectively, into 1,666,670 and 816,666 shares of common stock, respectively.

On April 6, 2024, Dykes executed cashless conversion of 400,000 warrants into 251,250 shares of common stock.

On April 6, 2024, four warrant holders executed cashless conversion of 1,608,000 warrants into 1,005,000 shares of common stock.

On April 8, 2024, Rudofsky executed cashless conversion of 1,666,667 warrants into 1,041,667 shares of common stock.

On June 7, 2024, the Company issued 750,000 warrants for shares of common stock as part of financing. The warrants have an exercise price of $0.24 and expire on June 7, 2027.

On September 5, 2024, the Company issued 62,500 warrants for shares of common stock as part of financing. The warrants have an exercise price of $0.24 and expire on September 5, 2027.

On November 5, 2024, Rudofsky exercised 500,000 warrants at $0.15 for $75,000.

On December 17, 2024, 225,000 warrants were exercised at $0.24 for $54,000.

On January 17, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On January 29, 2025, 1,340,000 warrants were exercised at $0.15 for $201,000.

As of January 31, 2025, the Company had 41,555,900 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023, 1,093,470 warrants outstanding with an exercise price of $0.23, and 11,966,875 warrants outstanding with an exercise price of $0.24 (see Note 4). The schedule of outstanding warrants as of January 31, 2025, is as follows:

Exercise	Expiration
Price	Date	Quantity
$0.15	5/11/27	214,400
$0.15	11/29/27	38,326,500
$0.15	12/10/27	3,015,000
$0.23	5/8/26	1,093,470
$0.24	8/14/26	675,000
$0.24	11/17/26	125,000
$0.24	12/8/26	125,000
$0.24	12/11/26	62,500
$0.24	3/28/27	10,166,875
$0.24	6/7/27	750,000
$0.24	9/5/27	62,500
		54,616,245

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the years ended January 31, 2025, and 2024 of $2,966,115 and $2,043,909, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Other than the potential challenges to the Exploration PoP anticipated to be filed by environmental and non-government organizations in opposition to exploration at CuMo, we have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

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

Initially, the Company measures the right of use asset and liability associated with its office lease using the following inputs:

Remaining lease term (in years)	0.25
Discount rate	12%

The remaining term of the lease was based on the amount of time left before the Company may exercise its right to cancel the lease, which is 13 months.

The Company considered whether it was probable it would exercise and extend beyond the initial 3-year term and determined it was not probable that the Company would exercise this renewal option.

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease are as follows:

Year Ending January 31,	Amount
2026	$43,200
Total remaining lease payments	43,200
Less: imputed interest	36,110
Present value of remaining lease payments	$7,090

The rent expense for the years ended January 31, 2025, and 2024 was $197,415 and $42,000, respectively.

NOTE 9 – INCOME TAXES

As of January 31, 2025, and 2024, the Company has net operating loss carry forwards of $1,311,365 and $751,916, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2025 and 2024), as follows:

	January 31,	January 31,
	2025	2024
Tax expense (benefit) at the statutory rate	$(451,863)	$(285,980)
State income taxes, net of federal income tax benefit	(107,586)	(68,090)
Change in valuation allowance	559,449	354,070
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2025 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at January 31, 2025 and 2024 are as follows:

	January 31,	January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$1,311,365	$751,916
Timing differences	-	-
Total gross deferred tax assets	1,311,365	751,916
Less: Deferred tax asset valuation allowance	(1,311,365)	(751,916)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2025 and 2024 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,311,365 and $751,916 as of January 31, 2025, and 2024, respectively.

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

