Form 10-Q
period 2025-04-30
Idaho Copper Corp
filed 2025-06-13
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended April 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 13, 2025, the issuer had 263,404,559 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

April 30, 2025

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	April 30,	January 31,
	2025	2025
ASSETS
Current assets
Cash	$7,711	$100,678
Other receivables	-	3,644
Prepaid expenses	170,241	104,506
Total current assets	177,952	208,828

Right of use asset	3,563	7,090
Deposit	100,000	100,000

Total assets	$281,515	$315,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$371,455	$325,088
Accounts payable and accrued expenses to related parties	61,293	-
Accrued interest, current portion	919,658	860,768
Accrued interest to related party	4,719	-
Notes payable to related party	125,000	100,000
Lease liability	3,563	7,090
Bond liabilities, current portion	1,041,000	791,000
Total current liabilities	2,526,688	2,083,946
Non-current liabilities
Bond liabilities, non-current portion	2,089,000	2,339,000
Accrued interest, non-current portion	1,132,169	1,061,926
Total non-current liabilities	3,221,169	3,400,926
Total liabilities	5,747,857	5,484,872

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 196.67 and 196.67 shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 263,404,559 and 261,463,225 shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively	263,405	261,463
Additional paid-in capital	32,096,083	31,712,525
Accumulated deficit	(37,825,830)	(37,142,942)
Total stockholders’ deficit	(5,466,342)	(5,168,954)

Total liabilities and stockholders’ deficit	$281,515	$315,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

For the Three Months Ended April 30,

(unaudited)

	2025	2024
Revenue	$-	$-

Operating expenses
Professional fees	170,324	258,915
Payroll and related expenses	65,000	257,500
Rent expense	9,930	113,700
Stock-based compensation	277,500	189,248
Other general and administrative expenses	40,384	155,599
Total operating expenses	563,138	974,962

Operating loss	(563,138)	(974,962)

Other income (expense)
Amortization of debt discount	-	(19,490)
Interest expense	(119,750)	(49,814)
Total other income (expense)	(119,750)	(69,304)

Net loss	$(682,888)	$(1,044,266)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	261,999,349	224,344,801

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2025 and 2024

(unaudited)

					Additional		Accumu-
	Preferred Stock		Common Stock		Paid-in	Subscription	lated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of options	-	-	19,521,249	19,521	(19,521)	-	-	-
Stock-based compensation	-	-	-	-	189,248	-	-	189,248
Net loss for the period ended April 30, 2024	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)

Balance, January 31, 2025	196.67	$-	261,463,225	$261,463	$31,712,525	$-	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	1,491,334	1,492	276,008	-	-	277,500
Exercise of warrants	-	-	450,000	450	107,550	-	-	108,000
Net loss for the period ended April 30, 2025	-	-	-	-	-	-	(682,888)	(682,888)
Balance, April 30, 2025	196.67	$-	263,404,559	$263,405	$32,096,083	$-	$(37,825,830)	$(5,466,342)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(682,888)	$(1,044,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	277,500	189,248
Amortization of debt discount	-	19,490
Change in assets and liabilities:
Prepaid expenses	(65,735)	(82,151)
Other receivable	3,644	-
Accounts payable and accrued expenses	46,367	(32,347)
Accrued expenses - related party	66,012	133,840
Accrued interest	129,133	37,750
Net cash used in operating activities	(225,967)	(778,436)

Cash flows from financing activities:
Proceeds from note payable	25,000	-
Proceeds from exercise of warrants	108,000	-
Proceeds from sale of preferred stock, net	-	1,753,300
Net cash provided by financing activities	133,000	1,753,300

Net (decrease) increase in cash	(92,967)	974,864

Cash at beginning of period	100,678	30,146

Cash at end of period	$7,711	$1,005,010

Cash paid for interest	$11,785	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$-	$1,048,793
Cashless exercise of warrants and options	$-	$19,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

April 30, 2025

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

The unaudited condensed consolidated financial statements of the Company for the three month periods ended April 30, 2025, and 2024 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2025, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2025, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On April 30, 2025, we had $7,711 in cash. Our net loss incurred for the three months ended April 30, 2025, was $682,888 and the working capital deficit was $2,348,736 on April 30, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of April 30, 2025, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of January 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended April 30, 2025.

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of April 30, 2025, there are no costs as production has not yet commenced.

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

NOTE 4 – NOTES PAYABLE

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

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on April 15, 2026.

As of April 30, the Company’s outstanding notes payable are as follows:

	Issue	Maturity		Accrued
Lender	Date	Date	Amount	Interest
Feehan Partners	10/28/24	10/28/25	$25,000	$1,267
Feehan Partners	11/4/24	11/4/25	$25,000	$1,212
Feehan Partners	11/20/24	11/20/25	$25,000	$1,110
Feehan Partners	12/3/24	12/3/25	$25,000	$1,020
Feehan Partners	4/15/25	4/15/26	$25,000	$110
			$125,000	$4,719

Note: Feehan Partners is a related party. See Note 6.

The future payments are as follows:

Fiscal Year
2026	$100,000
2027	$25,000
2028	$-
2029	$-
2030	$-
Thereafter	$-
Total	$125,000

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of April 30, 2025 and January 31, 2025, are as follows:

	Principal Amount		Interest	Note	Maturity
	4/30/2025	1/31/2025	Rate	Date	Date	Colla-teral	Origi-nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	12/27/27	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	4/8/25	(1)	(2)	(5) (8)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Jim Hammerel	$-	$5,000	8.5%	9/21/17	9/21/24	(1)	(2)	(5)
Bret Renaud	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6)
Total	$3,130,000	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.
(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.
(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not complied with the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.
(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.

Future payments are as follows:

Fiscal Year
2026	$1,041,000
2027	$500,000
2028	$500,000
2029	$1,089,000
2030	$-
Thereafter	$-
Total	$3,130,000

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $277,500 and $257,500 for the three months ended April 30, 2025, and 2024, respectively.

On April 3, 2024, the officers of the Company, Rudofsky, Brodkey, and Scannell each elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 3,385,000 shares per officer, or a total of 10,155,000 common shares.

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

On April 30, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 141,667 and 291,667 shares of common stock, respectively.

As of April 30, 2025, the Company has payables of $61,293 to Brodkey and $4,719 to Scannell.

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

As of both April 30, 2025, and January 31, 2025, the Company had 196.67 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisted of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 4, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended January 31, 2025.

As described in Note 6, the Company issued certain shares of its common stock to related parties during the period ended April 30, 2025.

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

On February 24, 2025, a warrant holder exercised a warrant for 225,000 shares of common stock for $54,000.

On March 25, 2025, a warrant holder exercised a warrant for 225,000 shares of common stock for $54,000.

On April 30, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 141,667 and 291,667 shares of common stock, respectively. Additionally, other parties converted $147,500 of accrued compensation into 1,058,000 shares of common stock.

As of April 30, 2025 and January 31, 2025, the Company had 263,404,559 and 261,463,225 shares issued, issuable, and outstanding, respectively.

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

As of April 30, 2025, the Company had 24,120,000 options outstanding with an exercise price of $0.125, to Brodkey, Scannell, and a former officer, each with 8,040,000 options.

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

On November 5, 2024, Rudofsky exercised 500,000 warrants at $0.15 for $75,000.

On December 17, 2024, 225,000 warrants were exercised at $0.24 for $54,000.

On January 17, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On January 29, 2025, 1,340,000 warrants were exercised at $0.15 for $201,000.

On February 24, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On March 25, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

As of April 30, 2025, the Company had 41,555,900 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023, 1,093,470 warrants outstanding with an exercise price of $0.23, and 11,516,875 warrants outstanding with an exercise price of $0.24 (see Note 4). The schedule of outstanding warrants as of April 30, 2025, is as follows:

Exercise	Expiration
Price	Date	Quantity
$0.15	5/11/27	214,400
$0.15	11/29/27	38,326,500
$0.15	12/10/27	3,015,000
$0.23	5/8/26	1,093,470
$0.24	8/14/26	225,000
$0.24	11/17/26	125,000
$0.24	12/8/26	125,000
$0.24	12/11/26	62,500
$0.24	3/28/27	10,166,875
$0.24	6/7/27	750,000
$0.24	9/5/27	62,500
		54,166,245

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the three months ended April 30, 2025, and 2024 of $277,500 and $189,248, respectively.

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

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease are as follows:

Year Ending January 31,	Amount
2025	$43,200
Total remaining lease payments	43,200
Less: imputed interest	39,637
Present value of remaining lease payments	$3,563

The rent expense for the three months ended April 30, 2025, and 2024 was $9,930 and $113,700, respectively.

NOTE 9 – INCOME TAXES

As of April 30, 2025 and January 31, 2025, the Company has net operating loss carry forwards of $1,416,766 and $1,311,365, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2026 and 2025), as follows:

	April 30,	January 31,
	2025	2025
Tax expense (benefit) at the statutory rate	$(85,132)	$(451,863)
State income taxes, net of federal income tax benefit	(20,269)	(107,586)
Change in valuation allowance	105,401	559,449
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at April 30, 2025 and January 31, 2025 are as follows:

	April 30,	January 31,
	2025	2025
Deferred tax assets:
Net operating loss carryforward	$1,416,766	$1,311,365
Timing differences	-	-
Total gross deferred tax assets	1,416,766	1,311,365
Less: Deferred tax asset valuation allowance	(1,416,766)	(1,311,365)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,416,766 and $1,311,365 as of April 30, 20225 and January 31, 2025, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements, other than as stated below.

On May 30, 2025, the Company issued 208,333 shares of common stock for services rendered valued at $50,000.

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

This discussion should be read in conjunction with our financial statements filed on our Form 8-K on January 27, 2023, our 2025 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended April 30, 2025, and 2024, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $37,825,830 from its inception to April 30, 2025, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended April 30, 2025, compared to the three months ended April 30, 2024

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $563,138 for the three months ended April 30, 2025, compared to $974,962 for the three months ended April 30, 2024. The decrease was primarily due to the decrease in professional fees ($170,324 for the three months ended April 30, 2025 compared to $258,915 for the same period in 2024), decrease in payroll and related expenses ($65,000 for the three months ended April 30, 2025 compared to $257,500 for the same period in 2024), rent expense ($9,930 for the three months ended April 30, 2025 compared to $113,700 for the same period in 2024), and a decrease in other general and administrative expenses ($40,384 for the three months ended April 30, 2025 compared to $155,599 for the same period in 2024), offset by an increase in stock-based compensation ($277,500 for the three months ended April 30, 2025 compared to $189,248 for the same period in 2024).

Other Income / Expenses

The Company had other expenses, net, of $119,750 for the three months ended April 30, 2025, compared to $69,304 of expense for the three months ended April 30. 2024.

Net Loss

The Company had a net loss of $682,888 for the three months ended April 30, 2025, compared to $1,044,266 for the three months ended April 30, 2024.

Liquidity and Capital Resources

As of April 30, 2025, the Company had cash of $7,711. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $225,967 for the three months ended April 30, 2025, compared to cash used of $778,436 for the same period in 2024.

We used cash in financing activities of $0 for the three months ended April 30, 2025, compared to $0 for the same period in 2024.

We had cash provided by financing activities for the three months ended April 30, 2025, of $133,000 compared to $1,753,300 for the same period in 2024.

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

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	June 13, 2025
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2025
Robert Scannell

