Form 10-Q
period 2025-07-31
Idaho Copper Corp
filed 2025-09-09
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended July 31, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	333-108715	90-2796848
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 8, 2025, the issuer had 265,860,511 shares issued, issuable, and outstanding.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	July 31,	January 31,
	2025	2025
ASSETS
Current assets
Cash	$1,555	$100,678
Other receivables	-	3,644
Prepaid expenses	170,938	104,506
Total current assets	172,493	208,828

Right of use asset	-	7,090
Deposit	100,000	100,000

Total assets	$272,493	$315,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$447,760	$325,088
Accounts payable and accrued expenses to related parties	30,000	-
Accrued interest, current portion	953,913	860,768
Notes payable to related party	165,000	100,000
Lease liability	-	7,090
Bond liabilities, current portion	1,041,000	791,000
Total current liabilities	2,637,673	2,083,946
Non-current liabilities
Bond liabilities, non-current portion	2,089,000	2,339,000
Accrued interest, non-current portion	1,138,626	1,061,926
Total non-current liabilities	3,227,626	3,400,926
Total liabilities	5,865,299	5,484,872

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 196.67 and 196.67 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 265,860,511 and 261,463,225 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively	265,861	261,463
Additional paid-in capital	32,745,127	31,712,525
Accumulated deficit	(38,603,794)	(37,142,942)
Total stockholders’ deficit	(5,592,806)	(5,168,954)

Total liabilities and stockholders’ deficit	$272,493	$315,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended July 31,

(unaudited)

	Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	28,311	81,694	198,635	340,609
Payroll and related expenses	60,000	195,150	125,000	452,650
Rent expense	349	29,385	10,279	143,085
Stock-based compensation	597,500	364,808	875,000	554,056
Other general and administrative expenses	15,309	272,423	55,693	428,022
Total operating expenses	701,469	943,460	1,264,607	1,918,422

Operating loss	(701,469)	(943,460)	(1,264,607)	(1,918,422)

Other income (expense)
Amortization of debt discount	-	-	-	(19,490)
Interest income	-	6,407	-	6,407
Interest expense	(76,495)	(98,928)	(196,245)	(148,742)
Total other income (expense)	(76,495)	(92,521)	(196,245)	(161,825)

Net loss	$(777,964)	$(1,035,981)	$(1,460,852)	$(2,080,247)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	264,084,088	247,132,940	263,058,995	236,972,935

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2025 and 2024

(unaudited)

					Additional		Accumu-
	Preferred Stock		Common Stock		Paid-in	Subscription	lated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of options	-	-	19,521,249	19,521	(19,521)	-	-	-
Stock-based compensation	-	-	-	-	189,248	-	-	189,248
Net loss for the period ended April 30, 2024	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)
Sale of preferred stock	23.67	-	-	-	320,084	-	-	320,084
Stock-based compensation	-	-	1,888,173	1,888	362,920	-	-	364,808
Exercise of warrant	-	-	1,041,667	1,042	(1,042)	-	-	-
Costs related to the sale of preferred stock	-	-	-	-	(50,000)	-	-	(50,000)
Net loss for the period ended July 31, 2024	-	-	-	-	-	-	(1,035,981)	(1,035,981)
Balance, July 31, 2024	185.67	$-	249,946,937	$249,947	$28,915,982	$-	$(34,085,857)	$(4,919,928)

Balance, January 31, 2025	196.67	$-	261,463,225	$261,463	$31,712,525	$-	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	1,491,334	1,492	276,008	-	-	277,500
Exercise of warrants	-	-	450,000	450	107,550	-	-	108,000
Net loss for the period ended April 30, 2025	-	-	-	-	-	-	(682,888)	(682,888)
Balance, April 30, 2025	196.67	$-	263,404,559	$263,405	$32,096,083	$-	$(37,825,830)	$(5,466,342)
Stock-based compensation	-	-	2,230,952	2,231	595,269	-	-	597,500
Exercise of warrants	-	-	225,000	225	53,775	-	-	54,000
Net loss for the period ended July 31, 2025	-	-	-	-	-	-	(777,964)	(777,964)
Balance, July 31, 2025	196.67	$-	265,860,511	$265,861	$32,745,127	$-	$(38,603,794)	$(5,592,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(1,460,852)	$(2,080,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	875,000	554,056
Amortization of debt discount	-	19,490
Change in assets and liabilities:
Prepaid expenses	(66,432)	(116,233)
Other receivable	3,644	-
Accounts payable and accrued expenses	122,673	(71,811)
Accrued expenses - related party	30,000	12,277
Accrued interest	169,844	83,194
Net cash used in operating activities	(326,123)	(1,599,274)

Cash flows from financing activities:
Proceeds from note payable	65,000	-
Proceeds from exercise of warrants	162,000	-
Proceeds from sale of preferred stock, net	-	2,023,384
Net cash provided by financing activities	227,000	2,023,384

Net (decrease) increase in cash	(99,123)	424,110

Cash at beginning of period	100,678	30,146

Cash at end of period	$1,555	$454,256

Cash paid for interest	$11,785	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$-	$1,048,793
Cashless exercise of warrants and options	$-	$20,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

July 31, 2025

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

Offering

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 11, 2024, to offer and resell up to 94,126,642 shares of common stock by selling stockholders consisting of (i) up to 9,283,333 shares of common stock issuable upon the conversion of 185.66 shares of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share sold in a private placement offering with Newbridge Securities Corporation acting as the sole placement agent (the “Newbridge Private Placement Offering”) (ii) up to 11,604,167 shares of common stock issuable upon the exercise of warrants sold in the Newbridge Private Placement Offering, (iii) 813,333 shares of common stock issued to the placement agent of the Newbridge Private Placement Offering, (iv) 66,794,143 shares of common stock issued pursuant to the January 23, 2023 share exchange with the former shareholders of ICUMO, (v) 4,333,333 shares of common stock sold a private placement offering on December 15, 2022, (vi) 880,000 shares of common stock issuable upon conversion of the principal and accrued interest of two convertible promissory notes in the aggregate principal amount of $201,200 in total, at a price of $0.23 per share, issued to certain selling stockholders on April 5, 2024, and (vii) 418,333 shares of common stock issued in consideration of consulting fees to various consultants. The registration statement was declared effective by the SEC on June 13, 2025.

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

The unaudited condensed consolidated financial statements of the Company for the six month periods ended July 31, 2025, and 2024 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2025, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2025, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On July 31, 2025, we had $1,555 in cash. Our net loss incurred for the six months ended July 31, 2025, was $1,460,852 and the working capital deficit was $2,465,181 on July 31, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of July 31, 2025, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of July 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended July 31, 2025.

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of July 31, 2025, there are no costs as production has not yet commenced.

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

NOTE 4 – NOTES PAYABLE

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell, the Company’s chief financial officer and director. The note is non-interest bearing is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on November 4, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on November 20, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on December 3, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on April 15, 2026. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note is non-interest bearing and is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

As of July 31, 2025, the Company’s outstanding notes payable are as follows:

			Extended (1)
	Issue	Maturity	Maturity
Lender	Date	Date	Date	Amount
Feehan Partners	10/28/24	10/28/25	4/30/26	$25,000
Feehan Partners	11/4/24	11/4/25	4/30/26	$25,000
Feehan Partners	11/20/24	11/20/25	4/30/26	$25,000
Feehan Partners	12/3/24	12/3/25	4/30/26	$25,000
Feehan Partners	4/15/25	4/15/26	4/30/26	$25,000
Feehan Partners	6/30/25	10/28/25	4/30/26	$40,000
				$165,000

Note: Feehan Partners is a related party. See Note 6. (1)

On July 31, 2025, all notes extended to April 30, 2026.

The future payments are as follows:

Fiscal Year
2026	$-
2027	$165,000
2028	$-
2029	$-
2030	$-
Thereafter	$-
Total	$165,000

NOTE 5 – BOND LIABILITIES

The Company has bond liabilities as of July 31, 2025, and January 31, 2025, are as follows:

	Principal Amount		Interest	Note	Maturity
	7/31/2025	1/31/2025	Rate	Date	Date	Colla-teral	Origi-nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	8/4/25	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	12/27/27	(1)	(2)	(5) (8)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Jim Hammerel	$-	$5,000	8.5%	9/21/17	9/21/24	(1)	(2)	(5)
Bret Renaud	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6) (10)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Total	$3,130,000	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.

(2)	Financial investment by accredited investor.
(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.
(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.
(5)	Interest capitalized; accrual dates 6/30 and 12/31.
(6)	Interest paid in cash on 6/30 and 12/31.
(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus exteinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.
(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not compiled the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.
(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.
(10)	These notes are in default as of 7/1/25.

Future payments are as follows:

Fiscal Year
2026	$791,000
2027	$750,000
2028	$500,000
2029	$1,089,000
2030	$-
Thereafter	$-
Total	$3,130,000

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $125,000 and $452,650, net of conversion to common stock, for the six months ended July 31, 2025, and 2024, respectively.

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

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell, the Company’s chief financial officer and director. The note was due on October 28, 2025. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 4, 2025. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 193,182 and 397,727 shares of common stock, respectively.

On November 5, 2024, Rudofsky exercised 500,000 warrants at $0.15 for $75,000.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 20, 2025. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on December 3, 2025. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 106,784 and 219,849 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 138,192 and 157,036 shares of common stock, respectively.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on April 15, 2026. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

On April 30, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 141,667 and 291,667 shares of common stock, respectively.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note was due on October 28, 2025. On July 31, 2025, the due date was extended to April 30, 2026. See Note 4.

As of July 31, 2025, the Company has payables of $91,293 to Brodkey.

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

As of both July 31, 2025, and January 31, 2025, the Company had 196.67 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisting of 500,000,000 shares of common stock with par value of $0.001.

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

On May 16, 2025, a warrant holder exercised a warrant for 225,000 shares of common stock for $54,000. The conversion rate was $0.24 per share.

On May 30, 2025, a vendor converted a payable for $50,000 into 208,333 shares of common stock. The conversion rate was $0.24 per share.

On June 17, 2025, a vendor converted a payable for $150,000 into 625,000 shares of common stock. The conversion rate was $0.24 per share.

On July 25, 2025, a vendor was issued 833,333 shares of common stock valued at $200,000 for services. The conversion rate was $0.24 per share.

On July 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 121,429 and 250,000 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 192,857 shares of common stock. The conversion rate was $0.35 per share.

As of July 31, 2025, and January 31, 2025, the Company had 265,860,511 and 261,463,225 shares issued, issuable, and outstanding, respectively.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 27,135,000 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2024, and 2025, 22,646,000 and 1,206,000 options are vested. The exercise price for the options is $0.125 and they expire on December 31, 2027. The Company recognized $378,496 during the period ended January 31, 2025, in stock-based compensation expense related to the estimated vesting of these options. As of January 31, 2025, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during fiscal 2026 based on the current estimated time to reach the milestones.

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

As of July 31, 2025, the Company had 27,135,000 options outstanding with an exercise price of $0.125, to Brodkey, Scannell, and a former officer, each with 8,040,000 options. In addition, a former director of the Company holds 2,680,000 options and an independent consultant holds 335,000 options.

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

On January 17, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On January 29, 2025, 1,340,000 warrants were exercised at $0.15 for $201,000.

On February 24, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On March 25, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On May 16, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

As of July 31, 2025, the Company had 41,555,900 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023, 1,093,470 warrants outstanding with an exercise price of $0.23, and 10,479,166 warrants outstanding with an exercise price of $0.24 (see Note 4). The schedule of outstanding warrants as of July 31, 2025, is as follows:

Exercise	Expiration
Price	Date	Quantity
$0.15	5/11/27	214,400
$0.15	11/29/27	38,326,500
$0.15	12/10/27	3,015,000
$0.23	5/8/26	1,093,470
$0.24	8/14/26	0
$0.24	11/17/26	125,000
$0.24	12/8/26	125,000
$0.24	12/11/26	62,500
$0.24	3/28/27	10,643,200
$0.24	6/7/27	0
$0.24	9/5/27	0
		53,128,536

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the six months ended July 31, 2025, and 2024 of $875,000 and $554,056, respectively.

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

The rent expense for the six months ended July 31, 2025, and 2024 was $10,279 and $143,085, respectively.

NOTE 9 – INCOME TAXES

As of July 31, 2025, and January 31, 2025, the Company has net operating loss carry forwards of $1,463,687 and $1,311,365, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2026 and 2025), as follows:

	July 31,	January 31,
	2025	2025
Tax expense (benefit) at the statutory rate	$(123,029)	$(451,863)
State income taxes, net of federal income tax benefit	(29,293)	(107,586)
Change in valuation allowance	152,322	559,449
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at July 31, 2025 and January 31, 2025 are as follows:

	July 31,	January 31,
	2025	2025
Deferred tax assets:
Net operating loss carryforward	$1,463,687	$1,311,365
Timing differences	-	-
Total gross deferred tax assets	1,463,687	1,311,365
Less: Deferred tax asset valuation allowance	(1,463,687)	(1,311,365)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,463,687 and $1,311,365 as of July 31, 2025 and January 31, 2025, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements, other than as stated below.

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026.

On August 12, 2025, the Company issued a promissory note for $25,000 to Gil Atzmon. The note bears interest of 7.5% and matures on February 28, 2026.

On August 12, 2025, the Company issued a promissory note for $25,000 to Jon Powell. The note bears interest of 7.5% and matures on February 28, 2026.

On August 18, 2025, Rudofsky exercised warrants for 166,667 shares at $0.15 for $25,000.

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

Independent Valuation

On March 3, 2023, an independent valuation firm issued a valuation of the assets, specifically the CuMo project in Boise County, Idaho, acquired by the Company in the ICUMO transaction. The CuMo project is a molybdenum-copper deposit that will be developed as an open pit mining operation. The fair market value of the assets were $23,919,754, as of the date of the appraisal.

Recent Developments

On August 19, 2025, the Company and Multi-Metal Development Company (together with the Company, the “Buyer”) entered into a First Amendment (the “Amendment”) to the Mining Claims Agreement (“MCA”) with CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (collectively, the “Seller”). Pursuant to the Amendment, the Seller agreed to transfer to the Buyer the residual net smelter return (“NSR”) and the claims subject to the option agreement dated October 13, 2004 (the “Option Agreement”), specifically CuMo #1 through CuMo #8. The Buyer has the right, but not the obligation, to purchase the Property by delivering $500,000 in cash and $1,500,000 in shares of the Company’s common stock, calculated based on the market closing price on the date of purchase. Upon such purchase, the Seller will renounce all remaining claims and the Option Agreement will terminate.

In connection with the Amendment, Multi-Metal Development Company assigned all of its rights and obligations under the MCA to the Company. All other terms of the MCA remain in effect. The MCA continues to be subject to a force majeure clause that has suspended performance since inception, and the conditions necessary to lift this suspension have not yet been satisfied.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and six months ended July 31, 2025, and 2024, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $38,603,794 from its inception to July 31, 2025, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended July 31, 2025, compared to the three months ended July 31, 2024

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $701,469 for the three months ended July 31, 2025, compared to $943,460 for the three months ended July 31, 2024. The decrease was primarily due to the decrease in professional fees ($28,311 for the three months ended July 31, 2025 compared to $81,694 for the same period in 2024), decrease in payroll and related expenses ($60,000 for the three months ended July 31, 2025 compared to $195,150 for the same period in 2024), rent expense ($349 for the three months ended July 31, 2025 compared to $29,385 for the same period in 2024), and a decrease in other general and administrative expenses ($15,309 for the three months ended July 31, 2025 compared to $272,423 for the same period in 2024), offset by an increase in stock-based compensation ($597,500 for the three months ended July 31, 2025 compared to $364,808 for the same period in 2024).

Other Income / Expenses

The Company had other expenses, net, of $76,495 for the three months ended July 31, 2025, compared to $92,521 of expense for the three months ended July 31. 2024.

Net Loss

The Company had a net loss of $777,964 for the three months ended July 31, 2025, compared to $1,035,981 for the three months ended July 31, 2024.

For the six months ended July 31, 2025, compared to the six months ended July 31, 2024

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,264,607 for the six months ended July 31, 2025, compared to $1,918,422 for the six months ended July 31, 2024. The decrease was primarily due to the decrease in professional fees ($198,635 for the six months ended July 31, 2025 compared to $340,609 for the same period in 2024), decrease in payroll and related expenses ($125,000 for the six months ended July 31, 2025 compared to $452,650 for the same period in 2024), rent expense ($10,279 for the six months ended July 31, 2025 compared to $143,085 for the same period in 2024), and a decrease in other general and administrative expenses ($55,693 for the six months ended July 31, 2025 compared to $428,022 for the same period in 2024), offset by an increase in stock-based compensation ($875,000 for the six months ended July 31, 2025 compared to $554,056 for the same period in 2024).

Other Income / Expenses

The Company had other expenses, net, of $196,245 for the six months ended July 31, 2025, compared to $161,825 of expense for the six months ended July 31. 2024.

Net Loss

The Company had a net loss of $1,460,852 for the six months ended July 31, 2025, compared to $2,080,247 for the six months ended July 31, 2024.

Liquidity and Capital Resources

As of July 31, 2025, the Company had cash of $155. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $326,123 for the six months ended July 31, 2025, compared to cash used of $1,599,274 for the same period in 2024.

We used cash in financing activities of $0 for the six months ended July 31, 2025, compared to $0 for the same period in 2024.

We had cash provided by financing activities for the six months ended July 31, 2025, of $227,000 compared to $2,023,384 for the same period in 2024.

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

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	September 8, 2025
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2025
Robert Scannell

