Form 10-Q
period 2025-10-31
Idaho Copper Corp
filed 2025-11-25
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 25, 2025, the issuer had 276,898,105 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

October 31, 2025

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	October 31,	January 31,
	2025	2025
ASSETS
Current assets
Cash	$2,067	$100,678
Other receivables	25,892	3,644
Prepaid expenses	30,521	104,506
Total current assets	58,480	208,828

Right of use asset	-	7,090
Deposit	100,000	100,000

Total assets	$158,480	$315,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$516,313	$325,088
Accounts payable and accrued expenses to related parties	90,000	-
Accrued interest, current portion	1,592,552	860,768
Notes payable	50,000	-
Notes payable to related party	202,000	100,000
Lease liability	-	7,090
Bond liabilities, current portion	1,541,000	791,000
Total current liabilities	3,991,865	2,083,946
Non-current liabilities
Bond liabilities, non-current portion	1,589,000	2,339,000
Accrued interest, non-current portion	605,016	1,061,926
Total non-current liabilities	2,194,016	3,400,926
Total liabilities	6,185,881	5,484,872

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 196.67 shares issued and outstanding at October 31, 2025, and January 31, 2025, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 276,898,105 and 261,463,225 shares issued and outstanding at October 31, 2025, and January 31, 2025, respectively	276,898	261,463
Additional paid-in capital	33,088,530	31,712,525
Accumulated deficit	(39,392,829)	(37,142,942)
Total stockholders’ deficit	(6,027,401)	(5,168,954)

Total liabilities and stockholders’ deficit	$158,480	$315,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended October 31,

(unaudited)

	Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	270,707	285,336	469,342	625,945
Payroll and related expenses	70,000	60,000	195,000	512,650
Rent expense	7,645	28,800	17,924	171,885
Stock-based compensation	257,500	1,704,024	1,132,500	2,258,080
Other general and administrative expenses	64,135	126,808	119,828	554,830
Total operating expenses	669,987	2,204,968	1,934,594	4,123,390

Operating loss	(669,987)	(2,204,968)	(1,934,594)	(4,123,390)

Other income (expense)
Amortization of debt discount	-	-	-	(19,490)
Interest income	-	440	-	6,846
Interest expense	(119,048)	(148,053)	(315,293)	(296,795)
Total other income (expense)	(119,048)	(147,613)	(315,293)	(309,439)

Net loss	$(789,035)	$(2,352,581)	$(2,249,887)	$(4,432,829)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	270,910,149	253,460,307	265,704,805	242,282,623

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2025 and 2024

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2024	23	$-	214,647,732	$214,648	$25,336,048	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	139	-	-	-	1,742,300	11,000	-	1,753,300
Conversion of convertible notes payable	-	-	12,848,116	12,848	1,035,945	-	-	1,048,793
Exercise of options	-	-	19,521,249	19,521	(19,521)	-	-	-
Stock-based compensation	-	-	-	-	189,248	-	-	189,248
Net loss for the period ended April 30, 2024	-	-	-	-	-	-	(1,044,266)	(1,044,266)
Balance, April 30, 2024	162	$-	247,017,097	$247,017	$28,284,020	$-	$(33,049,876)	$(4,518,839)
Sale of preferred stock	23.67	-	-	-	320,084	-	-	320,084
Stock-based compensation	-	-	1,888,173	1,888	362,920	-	-	364,808
Exercise of warrant	-	-	1,041,667	1,042	(1,042)	-	-	-
Costs related to the sale of preferred stock	-	-	-	-	(50,000)	-	-	(50,000)
Net loss for the period ended July 31, 2024	-	-	-	-	-	-	(1,035,981)	(1,035,981)
Balance, July 31, 2024	185.67	$-	249,946,937	$249,947	$28,915,982	$-	$(34,085,857)	$(4,919,928)
Sale of preferred stock	1	-	-	-	12,000	-	-	12,000
Stock-based compensation	-	-	6,996,000	6,996	1,697,028	-	-	1,704,024
Net loss for the period ended October 31, 2024	-	-	-	-	-	-	(2,352,581)	(2,352,581)
Balance, October 31, 2024	186.67	$-	256,942,937	$256,943	$30,625,010	$-	$(36,438,438)	$(5,556,485)

Balance, January 31, 2025	196.67	$-	261,463,225	$261,463	$31,712,525	$-	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	1,491,334	1,492	276,008	-	-	277,500
Exercise of warrants	-	-	450,000	450	107,550	-	-	108,000
Net loss for the period ended April 30, 2025	-	-	-	-	-	-	(682,888)	(682,888)
Balance, April 30, 2025	196.67	$-	263,404,559	$263,405	$32,096,083	$-	$(37,825,830)	$(5,466,342)
Stock-based compensation	-	-	2,230,952	2,231	595,269	-	-	597,500
Exercise of warrants	-	-	225,000	225	53,775	-	-	54,000
Net loss for the period ended July 31, 2025	-	-	-	-	-	-	(777,964)	(777,964)
Balance, July 31, 2025	196.67	$-	265,860,511	$265,861	$32,745,127	$-	$(38,603,794)	$(5,592,806)
Stock-based compensation	-	-	561,350	561	196,939	-	-	197,500
Conversion of preferred stock into common stock	(197)	-	9,833,333	9,833	(9,833)	-	-	-
Issuance of warrants as compensation	-	-	-	-	60,000	-	-	60,000
Exercise of warrants	-	-	642,911	643	96,297	-	-	96,940
Net loss for the period ended October 31, 2025	-	-	-	-	-	-	(789,035)	(789,035)
Balance, October 31, 2025	-	$-	276,898,105	$276,898	$33,088,530	$-	$(39,392,829)	$(6,027,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(2,249,887)	$(4,432,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,132,500	2,258,080
Amortization of debt discount	-	19,490
Change in assets and liabilities:
Prepaid expenses	73,985	(113,092)
Other receivable	(22,248)	-
Accounts payable and accrued expenses	191,225	(52,400)
Accrued expenses - related party	140,000	22,676
Accrued interest	274,874	226,276
Net cash used in operating activities	(459,551)	(2,071,799)

Cash flows from financing activities:
Proceeds from note payable	102,000	25,000
Proceeds from exercise of warrants	258,940	-
Proceeds from sale of preferred stock, net	-	2,035,384
Net cash provided by financing activities	360,940	2,060,384

Net (decrease) increase in cash	(98,611)	(11,415)

Cash at beginning of period	100,678	30,146

Cash at end of period	$2,067	$18,731

Cash paid for interest	$11,785	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$-	$1,048,793
Cashless exercise of warrants and options	$-	$20,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

October 31, 2025

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

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement (the “RTO”), the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for 182,240,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company. See Note 6. For financial reporting purposes, the acquisition of ICUMO and the change of control in connection with the acquisition represented a “reverse merger” and ICUMO is deemed to be the accounting acquirer in the transaction. ICUMO is the acquirer for financial reporting purposes, and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of ICUMO.

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

The unaudited condensed consolidated financial statements of the Company for the nine month periods ended October 31, 2025, and 2024 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2025, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2025, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On October 31, 2025, we had $2,067 in cash. Our net loss incurred for the nine months ended October 31, 2025, was $2,249,887 and the working capital deficit was $3,933,385 on October 31, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of October 31, 2025, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of October 31, 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended October 31, 2025.

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of October 31, 2025, there are no costs as production has not yet commenced.

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

NOTE 2 – RECLAMATION BONDS AND PROVISIONS

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

NOTE 3 – NOTES PAYABLE

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell (“Scannell”), the Company’s chief financial officer and director. The note is non-interest bearing is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%.

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

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026.

On August 12, 2025, the Company issued a promissory note for $25,000 to Gil Atzmon. The note bears interest of 7.5% and matures on February 28, 2026.

On August 12, 2025, the Company issued a promissory note for $25,000 to Jon Powell. The note bears interest of 7.5% and matures on February 28, 2026.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is non-interest bearing and is due on February 28, 2026.

As of October 31, 2025, the Company’s outstanding notes payable are as follows:

			Extended (1)
	Issue	Maturity	Maturity		Interest		Accrued
Lender	Date	Date	Date	Amount	Rate	Secured	Interest
Feehan Partners	10/28/24	10/28/25	4/30/26	$25,000	N/A	Yes	$-
Feehan Partners	11/4/24	11/4/25	4/30/26	$25,000	N/A	Yes	$-
Feehan Partners	11/20/24	11/20/25	4/30/26	$25,000	N/A	Yes	$-
Feehan Partners	12/3/24	12/3/25	4/30/26	$25,000	N/A	Yes	$-
Feehan Partners	4/15/25	4/15/26	4/30/26	$25,000	N/A	Yes	$-
Feehan Partners	6/30/25	10/1/25	4/30/26	$40,000	N/A	Yes	$-
Feehan Partners	8/5/25	4/30/26		$15,000	N/A	No	$-
Gil Atzmon	8/12/25	2/28/26		$25,000	7.5%	No	$416
Jon Powell	8/12/25	2/28/26		$25,000	7.5%	No	$416
Feehan Partners	9/25/25	4/30/26		$5,000	N/A	No	$-
Feehan Partners	10/14/25	4/30/26		$15,000	N/A	No	$-
Feehan Partners	10/31/25	2/28/26		$2,000	N/A	No	$-
Total				$252,000			$832

Note: Feehan Partners is a related party. See Note 5.

(1)	On July 31, 2025, notes extended to April 30, 2026.

The future payments are as follows:

Fiscal Year
2026	$-
2027	$252,000
2028	$-
2029	$-
2030	$-
Thereafter	$-
Total	$252,000

NOTE 4 – BOND LIABILITIES

The Company has bond liabilities as of October 31, 2025, and January 31, 2025, are as follows:

	Principal Amount		Interest	Note	Maturity
	10/31/2025	1/31/2025	Rate	Date	Date	Colla-teral	Origi-nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	8/4/25	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	12/27/27	(1)	(2)	(5) (8)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Jim Hammerel	$-	$5,000	8.5%	9/21/17	9/21/24	(1)	(2)	(5)
Bret Renaud	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6) (10)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Total	$3,130,000	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.

(2)	Financial investment by accredited investor.

(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.

(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.

(5)	Interest capitalized; accrual dates 6/30 and 12/31.

(6)	Interest paid in cash on 6/30 and 12/31.

(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.

(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not compiled the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.

(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.

(10)	These notes are in default as of 7/1/25.

Future payments are as follows:

Fiscal Year
2026	$791,000
2027	$750,000
2028	$500,000
2029	$1,089,000
2030	$-
Thereafter	$-
Total	$3,130,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $547,500 and $858,500, net of conversion to common stock, for the nine months ended October 31, 2025, and 2024, respectively.

On April 3, 2024, the officers of the Company, Steven Rudofsky (“Rudofsky”), Andrew Brodkey (“Brodkey”), and Scannell each elected to exercise 5,360,000 vested stock options with a strike price of $0.125 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 3,385,000 shares per officer, or a total of 10,155,000 common shares.

On April 4, 2024, Feehan, a company controlled by Scannell, the Company’s chief financial officer and director and Brodkey executed cashless conversion of 2,666,666 and 1,306,667 warrants, respectively, into 1,666,670 and 816,666 shares of common stock, respectively.

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

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 4, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 193,182 and 397,727 shares of common stock, respectively.

On November 5, 2024, Rudofsky exercised 500,000 warrants at $0.15 for $75,000.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 20, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on December 3, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 106,784 and 219,849 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 138,192 and 157,036 shares of common stock, respectively.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on April 15, 2026. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On April 30, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 141,667 and 291,667 shares of common stock, respectively.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3.

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026. See Note 3.

On August 18, 2025, Rudofsky exercised 166,667 warrants for 166,667 shares of common stock at an exercise price of $0.15.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026. See Note 3.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on February 28, 2026. See Note 3.

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 120,739 and 248,580 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 191,761 shares of common stock. The conversion rate was $0.352 per share.

As of October 31, 2025, the Company has payables of $61,293 to Brodkey and $11,267 to Scannell.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized share capital of 10,000,000 shares of preferred stock with par value of $0.001.

On January 12, 2024, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 62,500 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 50,000 shares of the Company’s common stock, par value $0.001 par value per share as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $0.24 per share of common stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company has agreed to file a registration statement to cover the re-sale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

The warrants issued through January 31, 2024, had a Black-Scholes fair value of $156,746 for the 1,125,000 warrants issued.

Stock price	$0.07 – 0.20
Exercise price	$0.24
Expected volatility	521 -1,042%
Expected term (years)	3
Risk free rate	4.05 – 4.45%
Dividends	0%

Between February 2024 and January 2025, we entered into Subscription Agreements with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), Units for a purchase price of $12,000 per Unit, for gross proceeds of $2,084,040. Each Unit consists of one (1) share of the Company’s Series A Preferred Stock, and (ii) 62,500 Warrants. Each share of Series A Preferred Stock converts into 50,000 shares of the Company’s common stock. The Warrant entitles the holders to shares of common stock for three (3) years, at an exercise price of $0.24 per share.

Between August 6, 2025 and October 16, 2025, all shareholders of Series A Preferred Stock converted their collective 196.67 shares into 9,833,333 shares of Common Stock.

As of both October 31, 2025, and January 31, 2025, the Company had 0 and 196.67 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized share capital consisting of 500,000,000 shares of common stock with par value of $0.001.

As described in Note 3, the Company issued certain shares of its common stock for the conversion of convertible notes payable during the period ended January 31, 2025.

As described in Note 5, the Company issued certain shares of its common stock to related parties during the period ended April 30, 2025.

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

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 193,182 and 397,727 shares of common stock, respectively. Additionally, Shaun Dykes (“Dykes”), a former officer, and a consultant, converted accrued compensation of $47,500 and $20,000 into 215,909 and 90,909 shares of common stock, respectively.

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

On July 31, 2025, Mr. Brodkey and Mr. Scannell elected to convert accrued compensation of $42,500 and $87,500 into 121,429 and 250,000 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 192,857 shares of common stock. The conversion rate was $0.35 per share.

On August 18, 2025, Mr. Rudofsky exercised 166,667 warrants for 166,667 shares of common stock at an exercise price of $0.15.

On October 13, 2025, a consultant with a balance due in combined expenses and compensation of $46,048 utilized those payables for the value of the exercise price of warrants. The actual warrants (with an exercise price of $0.15) exercised was 476,246 into the same amount of shares of common stock. The value of the exercise price was $71,464. The Company incorrectly duplicated the open payable for compensation, which was converted into common stock on October 31, 2025. The duplication was $25,416 which was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 120,739 and 248,580 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 191,761 shares of common stock. The conversion rate was $0.352 per share.

As of October 31, 2025, and January 31, 2025, the Company had 276,898,105 and 261,463,225 shares issued, issuable, and outstanding, respectively.

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

As of October 31, 2025, the Company had 27,135,000 options outstanding with an exercise price of $0.125, to Brodkey, Scannell, and a former officer, each with 8,040,000 options. In addition, a former director of the Company holds 2,680,000 options and an independent consultant holds 335,000 options.

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

On January 29, 2025, 1,340,000 warrants were exercised at $0.15 for $201,000.

On February 24, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On March 25, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On May 16, 2025, 225,000 warrants were exercised at $0.24 for $54,000.

On August 18, 2025, 166,667 warrants were exercised at $0.15 for $25,000.

On October 13, 2025, a consultant with a balance due in combined expenses and compensation of $46,048 utilized those payables for the value of the exercise price of warrants. The actual warrants (with an exercise price of $0.15) exercised was 476,246 into the same amount of shares of common stock. The value of the exercise price was $71,464. The Company incorrectly duplicated the open payable for compensation, which was converted into common stock on October 31, 2025. The duplication was $25,416 which was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

As of October 31, 2025, the Company had 41,417,987 warrants outstanding with an exercise price of $0.15, which relate to the convertible notes dated January 23, 2023, 1,143,470 warrants outstanding with an exercise price of $0.23, and 11,354,166 warrants outstanding with an exercise price of $0.24 (see Note 3). The schedule of outstanding warrants as of October 31, 2025, is as follows:

Exercise Price	Expiration Date	Quantity	Exercise Price
			$0.15	$0.23	$0.24
$0.15	5/11/27	38,402,987	38,402,987
$0.15	12/10/27	3,015,000	3,015,000
$0.23	5/8/26	1,093,470		1,093,470
$0.23	9/18/26	50,000		50,000
$0.24	11/17/26	125,000			125,000
$0.24	12/8/26	125,000			125,000
$0.24	12/11/26	62,500			62,500
$0.24	2/28/27	10,166,666			10,166,666
$0.24	6/7/27	625,000			625,000
$0.24	8/10/28	200,000			200,000
$0.24	8/12/28	25,000			25,000
$0.24	8/12/28	25,000			25,000
		53,915,623	41,417,987	1,143,470	11,354,166

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the nine months ended October 31, 2025, and 2024 of $1,132,500 and $2,258,080, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The rent expense for the nine months ended October 31, 2025, and 2024 was $17,924 and $171,885, respectively.

NOTE 8 – INCOME TAXES

As of October 31, 2025, and January 31, 2025, the Company has net operating loss carry forwards of $1,601,885 and $1,311,365, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2026 and 2025), as follows:

	October 31,	January 31,
	2025	2025
Tax expense (benefit) at the statutory rate	$(234,651)	$(451,863)
State income taxes, net of federal income tax benefit	(55,869)	(107,586)
Change in valuation allowance	290,520	559,449
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at October 31, 2025, and January 31, 2025, are as follows:

	October 31,	January 31,
	2025	2025
Deferred tax assets:
Net operating loss carryforward	$1,601,885	$1,311,365
Timing differences	-	-
Total gross deferred tax assets	1,601,885	1,311,365
Less: Deferred tax asset valuation allowance	(1,601,885)	(1,311,365)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,601,885 and $1,311,365 as of October 31, 2025 and January 31, 2025, respectively.

NOTE 9 – SUBSEQUENT EVENTS

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

Recent Developments

On August 19, 2025, the Company and Multi-Metal Development Company (together with the Company, the “Buyer”) entered into a First Amendment (the “Amendment”) to the Mining Claims Agreement (“MCA”) with CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (collectively, the “Seller”). Pursuant to the Amendment, the Seller agreed to transfer to the Buyer the residual net smelter return (“NSR”) and the claims subject to the option agreement dated October 13, 2004 (the “Option Agreement”), specifically CuMo #1 through CuMo #8. The Buyer has the right, but not the obligation, to purchase the Property by delivering $500,000 in cash and $1,500,000 in shares of the Company’s common stock, calculated based on the market closing price on the date of purchase. Upon such purchase, the Seller will renounce all remaining claims, and the Option Agreement will terminate.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and nine months ended October 31, 2025, and 2024, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $39,392,829 from its inception to October 31, 2025, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended October 31, 2025, compared to the three months ended October 31, 2024

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $669,987 for the three months ended October 31, 2025, compared to $2,204,968 for the three months ended October 31, 2024. The decrease was primarily due to the decrease in professional fees ($270,707 for the three months ended October 31, 2025 compared to $285,336 for the same period in 2024), rent expense ($7,645 for the three months ended October 31, 2025 compared to $28,800 for the same period in 2024), a decrease in stock-based compensation ($257,500 for the three months ended October 31, 2025 compared to $1,704,024 for the same period in 2024), a decrease in other general and administrative expenses ($64,135 for the three months ended October 31, 2025 compared to $126,808 for the same period in 2024), offset by an increase in payroll and related expenses ($70,000 for the three months ended October 31, 2025 compared to $60,000 for the same period in 2024),

Other Income / Expenses

The Company had other expenses, net, of $119,048 for the three months ended October 31, 2025, compared to $147,613 of expense for the three months ended October 31. 2024.

Net Loss

The Company had a net loss of $789,035 for the three months ended October 31, 2025, compared to $2,352,581 for the three months ended October 31, 2024.

For the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,934,594 for the nine months ended October 31, 2025, compared to $4,123,390 for the nine months ended October 31, 2024. The decrease was primarily due to the decrease in professional fees ($469,342 for the nine months ended October 31, 2025 compared to $625,945 for the same period in 2024), decrease in payroll and related expenses ($195,000 for the nine months ended October 31, 2025 compared to $512,650 for the same period in 2024), rent expense ($17,924 for the nine months ended October 31, 2025 compared to $171,885 for the same period in 2024), a decrease in stock-based compensation ($1,132,500 for the nine months ended October 31, 2025 compared to $2,258,080 for the same period in 2024), and a decrease in other general and administrative expenses ($119,828 for the nine months ended October 31, 2025 compared to $554,830 for the same period in 2024),

Other Income / Expenses

The Company had other expenses, net, of $315,293 for the nine months ended October 31, 2025, compared to $309,439 of expense for the nine months ended October 31. 2024.

Net Loss

The Company had a net loss of $2,249,887 for the nine months ended October 31, 2025, compared to $4,432,829 for the nine months ended October 31, 2024.

Liquidity and Capital Resources

As of October 31, 2025, the Company had cash of $2,067. We do not have sufficient resources to effectuate our business. We expect to incur expenses offset by revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $750,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $459,551 for the nine months ended October 31, 2025, compared to cash used of $2,071,799 for the same period in 2024.

We used cash in financing activities of $0 for the nine months ended October 31, 2025, compared to $0 for the same period in 2024.

We had cash provided by financing activities for the nine months ended October 31, 2025, of $360,940 compared to $2,060,384 for the same period in 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 12, 2025, International Energy & Mineral Resources Investment Company Limited (“IEMR”), a shareholder of the Company, filed a lawsuit in the Fourth Judicial District of Idaho seeking a declaratory judgment that the Lock-Up Agreement dated December 21, 2022, and its First Amendment dated March 30, 2024 (collectively, the “Lock-Up Agreement”) has terminated according to its terms and that IEMR may freely trade its shares.

The Company maintains that IEMR remains subject to the restrictions of the Lock-Up Agreement and filed its response to the lawsuit on September 30, 2025.

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

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	November 25, 2025
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2025
Robert Scannell

