Form 10-K
period 2026-01-31
Idaho Copper Corp
filed 2026-03-17
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of March 17, 2026, there were 13,938,917 shares of the registrant’s Common Stock issued and outstanding.

IDAHO COPPER CORPORATION

(FORMERLY KNOWN AS JOWAY HEALTH INDUSTRIES GROUP INC.)

Annual Report on Form 10-K

For the Year Ended January 31, 2026

i

PART I

IDAHO COPPER

Developing a massive, advanced copper & critical mineral project in the USA

IDAHO

Bonners Ferry
Priest L.
Sand-point
Lake Pend Oreille
Post Falls
Coeur d'Alene
Coeur d'Alene L.
Wallace
St. Maries
St. Joe R.
Dworshak Res.
Pot Mountain 7143 ft
Moscow
Lewiston
Orofino
Nezperce
Lochsa R.
Selway R.
Grangeville
Salmon R.
Snake R.
South Fork R.
Middle Fork R.
Salmon
Council
Cascade Res.
Cascade
Borah Peak 12664 ft
Challis
Weiser
Payette
Emmett
Meridian
BOISE
Caldwell
Nampa
Dubois
St Anthony
Rexburg
Rigby
Driggs
Arco
Hailey
Idaho Falls
Fairfield
Palisades Res.
Blackfoot
Murphy
Mountain Home
Gooding
Shoshone
American Falls Res.
Chubbuck
Pocatello
American Falls
Soda Springs
Jerome
Rupert
Twin Falls
Burley
Malad City
Paris
Preston
Bear L.

Flagship CuMo Project

Spanning 2,640 acres in Idaho, CuMo is one of the largest undeveloped copper deposits in the western hemisphere and contains likely the largest undeveloped molybdenum deposit in the world.

Federal Grant Potential

The Defense Production Act Title III enables the federal government to provide grants to maintain the resiliency of domestic supply chains, having recently been provided to advance U.S. critical minerals projects.

Clear Development Plan

Updated preliminary economic assessment targeted for Q1/Q2 2026 with the commencement and completion of pre-feasibility studies by end of 2027.

GLOSSARY OF MINING TERMS

The following are abbreviations and definitions of certain terms commonly used in the mining industry and this document:

1300 of Commission Regulation S-K. Subpart 1300 of Regulation S-K governs the disclosure requirements for registrants involved in mining operations.

Cored holes. Drilled using specialized hollow bits to extract core samples which provides geologists and exploration companies with detailed, representative data on subsurface geology, aiding in decisions to start or abandon mining operations.

Cu-Ag zone. An area where both copper (Cu) and silver (Ag) are found together in economically significant concentrations, often within sediment-hosted deposits, hydrothermal veins, or skarns.

Cu-Mo zone. A geological area or deposit containing commercially valuable concentrations of both copper (Cu) and molybdenum (Mo) minerals, often associated with porphyry deposits.

Cutoff grade. The minimum grade (quality) of ore that is considered economically viable to extract and process from a mineral deposit.

Down-hole histogram. Tools for visualizing and analyzing data collected from drill holes.

Felsic intrusive phases. Bodies of igneous rock that formed from slowly cooling, silica-rich magma beneath the Earth’s surface.

HQ. Core diameter (around 63.5 mm).

In-situ grade. Refers to the concentration of valuable minerals within an ore body that is targeted for extraction using in-situ recovery (ISR) techniques, such as solution mining, before the ore is physically removed from the ground.

Lode mining claims. A mining claim where valuable minerals are found within a vein, lode, or ledge, typically embedded in hard rock.

Ma. A milliampere (symbol: ma) is a submultiple of the SI base unit of electrical current, the ampere. It is defined as one thousandth of an ampere.

Mineralization. The geological process where economically important metals or minerals are deposited in a host rock, forming an orebody that can be mined for profit.

Mo zone. Refers to an area with a high concentration of Molybdenum (Mo) ore.

MoS2. Known as molybdenite, it is a key mineral in mining, found in low-grade porphyry deposits of molybdenum and copper.

Net smelter return. The revenue a mining company receives from selling processed minerals, minus the costs of transportation, smelting, and refining.

NI 43-101. Canada’s mandatory National Instrument for disclosure of scientific and technical information about mineral projects, establishing standards to protect investors and ensure information is accurate, consistent, and understandable.

NQ. Core diameter (around 47.6 mm).

Ordinary kriging. A widely used geostatistical method for estimating ore grades and mineral reserves by using a weighted average of nearby samples to predict values at unsampled locations.

PEA. A high-level, early-stage study that provides a first look at a mineral project’s potential economic viability.

Pit constraint. Any limitation or condition that must be satisfied when designing an open-pit mine to ensure safe and profitable extraction of ore.

Placer operations. Methods for extracting valuable minerals like gold, tin, and diamonds from unconsolidated deposits such as riverbeds and beach sands, where natural forces have concentrated them.

Porphyry. A type of igneous rock characterized by large crystals (phenocrysts) embedded in a finer-grained groundmass.

Qualified Person. An individual with a relevant professional degree and a minimum of five years of specific, relevant industry experience who is qualified to prepare and be responsible for the technical reports and public disclosures related to a mineral project.

RCV calculation. Determines revenue and investment within specific industries.

Rotary holes. Created using rotary drill rigs and are crucial for placing explosives to break up large sections of rock, facilitating mining operations.

TRS. A detailed document that provides a summary of material scientific and technical information about a mineral property.

Unorganized mining district. A designated area for mining that is not formally structured, managed, or administered in the same way as other organized districts, often characterized by a less formal legal framework and more ad hoc operations, particularly within historical records or for the general region of United States federal land.

Item 1. BUSINESS

Idaho Copper Corporation is a mineral exploration and development company, focused on exploring and developing a large copper-molybdenum-silver deposit in Idaho (United States), (the “CuMo” Project”).

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

Ore Sorting and Updated Preliminary Economic Assessment

Idaho Copper presently is investigating the potential to utilize additional ore sorting technologies to optimize the separation of waste and low grade ore from higher grade mill feed post-mining and increase the head grade of ore being fed to a concentrator. The thin-veined, stockwork nature of the CuMo deposit lends itself well to ore sorting, since mineralized veins at CuMo largely carry the metals of interest and are much different from waste in appearance. A visual scanning exercise of all of the core recovered from previous drilling activities described herein revealed that up to 84% of the waste and lower grade ore mined can be theoretically separated from higher grade material through application of ore sorting, versus the 28% separation factor that SRK Consulting (Canada) Inc. (“SRK”) conservatively used in its 2020 Preliminary Economic Assessment (“PEA”). There are over 90 active mines in the world today which utilize some form of ore sorting.

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

The resource estimate was based on a total of 65 diamond drill holes totaling 36,166 m (118,654 ft). Nine of the 65 diamond drill holes were completed in 2012. As no additional drilling has been completed since the 2015 resource was estimated, it is considered current. The resource is considered an Insitu resource as it is based on the drilling and overall geological modeling.

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

As to future permits and approvals beyond exploration, needed for development, construction and operation of a mining project at CuMo, and assuming that technical and economic evaluation of a project merits such development, the Company first will need to conduct extensive baseline environmental studies, hydrological studies, additional plant and animal surveys, and related activities required under NEPA to allow the USFS to publish an Environmental Impact Statement (EIS). If drilling and exploration activities are completed during 2026 (despite the current legal challenges), the Company anticipates that it will begin additional technical analysis for a Preliminary Feasibility Study (PFS), described below, and commence environmental baseline work during 2025, leading to a PFS publication conceivably within 18 months. If the PFS results are positive, the Company would continue with additional technical work, environmental work, preliminary engineering work, all in order to develop a Bankable Feasibility Study (BFS) and submit to the federal agency a Plan of Operations for construction, development and operation of a mining project under an EIS. The Company estimates that with no legal challenges, an EIS could be published by the USFS as early as 2029. The Company again notes that the current legal challenges from NGO’s could potentially prevent exploration in 2026 and can extend these approximate timelines.

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

During 2024, the Company contracted with MineSense, Technologies Ltd., of Vancouver, BC, Canada, who, using their ShovelSense scanning systems, which employ X-ray fluorescence (the “XRF”) surface scanning sensor technology, successfully tested ore from CuMo and determined positively its amenability to ore sorting. These systems are installed directly on mine shovel buckets and scan the blasted material as the shovel scoops it up, allowing the mine operator, based on cutoff grades, to differentiate ore from waste at the mining face. ShovelSense is currently being used successfully by at least three large producing copper open pit mines (Highland Valley BC, Copper Mountain BC, and Carmen de Andacollo Chile). The MineSense agreement is for the sum of $65,000.

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

The Company dismissed SGS Bateman in February 2025 and hired Barr Engineering Inc. (“Barr”) to act as overall author of and QP for the updated PEA. SGS Lakefield, however, is continuing with its metallurgical evaluations. The Company is currently discussing with SGS Bateman the outstanding invoices, paid this far and the cost of any remaining work by SGS Lakefield. The Barr contract is for $433,000. Expected budget for all of the work identified above is roughly $1 million. The updated PEA is anticipated to be published in mid-2026.

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

Private Placement

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

Reverse Stock Split

On April 5, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio of not less than 1-for-2 and not more than 1-for-30, with the exact ratio to be determined by the Board in its sole discretion.

On September 10, 2025, the Board determined to effectuate 1-for-20 reverse stock split (the “Reverse Stock Split”) and filed a Certificate of Change to the Company’s Amended and Restated Articles of Incorporation on October 15, 2025. The Reverse Stock Split became effective on December 15, 2025. All shares and per share amounts in the financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split.

International Energy & Mineral Resources Investment Company Limited Lawsuit

On September 12, 2025, International Energy & Mineral Resources Investment Company Limited (“IEMR”), a shareholder of the Company, filed a lawsuit in the Fourth Judicial District of Idaho seeking a declaratory judgment that the Lock-Up Agreement dated December 21, 2022, and its First Amendment dated March 30, 2024 (collectively, the “Lock-Up Agreement”) have terminated according to their terms and that IEMR may freely trade its shares.

The Company maintains that IEMR remains subject to the restrictions of the Lock-Up Agreement and filed its response to the lawsuit on September 30, 2025. On November 4, 2025, IEMR filed a motion for summary judgement on its declaratory judgement claim. The Company’s response in opposition to the motion for summary judgement is due on January 29, 2026. On that date, IEMR moved to dismiss the complaint without prejudice, and the court issued a stipulation dismissing the case.

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

Item 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Before investing in our Common Stock, you should carefully consider the risks described below, as well as the other information in this prospectus, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to Our Business

Our ability to continue the exploration, permitting, development, and construction of the project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the project and to complete the permitting process. Although the Company’s current capital resources and liquidity has included approximately $4 million in funding since 2023, we project that we will need approximately $12 million for fiscal year 2027. We expect to seek additional financing through joint ventures, capital markets, private financing sources, and the exercise of outstanding warrants and options.

We do not currently have sufficient funds or committed financing necessary to undertake a Preliminary Feasibility Study (PFS), a Bankable Feasibility Study (BFS) or commence construction of the Project, and we may be unable to raise the necessary funds.

The United States Forest Service (USFS) published a Final Decision Notice (DN) and Finding of no Significant Impact (FONSI) in the first quarter of 2025, approving the Company’s Drilling Plan of Operations (PoO). The PoO, along with satisfying bonding and other conditions, would allow the Company to carry out drilling and additional exploration activities at its Property, in conjunction with a Preliminary Feasibility Study (PFS). The estimated budget for the PFS is $40 million.

Following the PFS, the Company will prepare a Bankable Feasibility Study (BFS) incorporating permitting (including a federal Environmental Impact Statement (EIS)), Project Design Engineering, baseline environmental work, and other studies, reports and documents necessary to reach an investment decision. Following a positive investment decision, the Company would seek funding to build the Project. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the Project was approximately $1,263 million. Although we have not updated our capital cost estimates, based on significant inflation and increased financing costs since 2020, we expect the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

We do not currently have sufficient funds or committed financing to fund the PFS, the BFS, or commence construction of the Project. Our ability to obtain sufficient funds or committed financing may be impacted by various factors, including, but not limited to, our ability to raise additional funds at acceptable rates or at all; unfavorable interest rates; the incurrence of additional debt, which may be subject to certain restrictive covenants; restrictions on our use of government funding; dilution resulting from additional equity financing; our ability to control certain property as a result of our entry into joint ventures or other similar arrangements; and the loss of certain economic benefits of our property as a result of our entry into royalty agreements.

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

We have no history of commercially producing metals from our mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce metals.

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

The costs, timing and complexities of mine construction and development are increased by the remote location of the project, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, that we will successfully establish mining operations, or that we will profitably produce metals at the Project.

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

Information concerning our mining properties in Item 2, Properties has been prepared in accordance with the requirements of S-K 1300. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Mineral reserve and mineral resource estimates of the copper and other minerals in our mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff and third parties, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place mineral reserves and mineral resources. The mineral reserve and mineral resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, new data received. According to the TRS, as of December 31, 2020, the total initial capital cost estimate for the project was approximately $1,263 million. The Company has not updated its capital cost estimates as of January 31, 2025, however, based on significant inflation and increased financing costs since 2020, the Company expects the actual cost estimates to be higher than the 2020 estimate. These cost estimates may change materially due to inflation, competition or other unforeseen challenges at the Project site.

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

As a result, actual tonnage recovered from identified mining properties and estimated revenues, expenditures and cash flows with respect to mineral reserves and mineral resources may vary materially from estimates. Thus, these estimates may not accurately reflect the Company’s actual minable or recoverable mineral reserves and mineral resources. Any material inaccuracy in estimates related to the Company’s mineral reserves or mineral resources could result in lower than expected revenues, higher than expected costs or decreased profitability and changes in future cash flow, which could materially and adversely affect the Company’s business, results of operations, financial position and cash flows. Additionally, reserve and resource estimates may be adversely affected in the future by interpretations of, or changes to, the SEC’s property disclosure requirements for mining companies.

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

We are subject to National Environmental Policy Act of 1970 (NEPA) review and may be unable to obtain or retain necessary permits, which could adversely affect our operations.

Our mining and exploration development activities are subject to extensive permitting requirements which can be costly to comply with and involve extended timelines. Specifically, we are subject to NEPA review. Formal review under NEPA is extensive and involves multiple actions, including public scoping, coordination with cooperating agencies, the release of environmental assessments and impact statements followed by public comment and objections, potential administrative objections, and the issuance of a final record of decision. Delays in the NEPA process, such as we are unable to timely obtain a record of decision from the United States Forest Service or fail to obtain requisite ancillary permits, may adversely impact our operations. Additionally, to the extent that we are granted necessary permits, we may be subject to a number of Project requirements or conditions including the installation or undertaking of programs to safeguard protected species and their habitat, sites, or otherwise limit the impacts of our operations. Previously obtained permits may be suspended or revoked for a variety of reasons. While we strive to comply with and conclude the NEPA review process, and obtain and comply with all necessary permits and approvals, any failure to do so may have negative impacts upon our business or financial condition, such as increased delays, curtailment of our operations, increased costs, implementation of mitigation or remediation requirements, the potential for litigation or regulatory action, and damage to our reputation.

We are subject to extensive environmental laws and regulations, where compliance failure may impact our operations.

Our mining, exploration, and development operations are subject to extensive environmental, health, and safety laws and regulations in the jurisdictions in which we operate and include those relating to the discharge and remediation of materials in the environment, waste and materials management, and natural resource protection and preservation. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, and analogous state agencies, have the authority to enforce compliance with these laws and regulations and the permits issued thereunder, oftentimes requiring difficult and costly response actions. Certain environmental laws, such as CERCLA, impose strict, joint and several liability for costs required to remediate and restore sites where hazardous substances have been stored or released, including sites subject to legacy contamination. We may be required to remediate contaminated properties currently owned and operated by us regardless of whether such contamination resulted from our actions or from the conduct of others. Additionally, claims for damages to persons or property, including damages to natural resources, may result from the environmental, health, and safety impacts of our operations.

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

Our mining, exploration, and development operations, and the permits required for such activities, may be subject to legal challenges at the international, federal, state, and local level by various parties. Such legal challenges may allege non-compliance with laws and regulations or the improper grant of permits by regulatory authorities. On June 25, 2025, several non-governmental organizations filed a lawsuit challenging the USFS decision to grant the Company an exploration operating permit at its CuMo Project (as defined herein). Even if we prevail, the litigation may be time-consuming and expensive, diverting management’s attention from core business operations and potentially causing delays in expansion plans or regulatory approvals. There can be no assurance regarding the outcome of this litigation or its potential impact on our business, financial condition, and results of operations.

Legal challenges may result in adverse impacts to permitting our planned operations such as increased defense costs, the performance of additional mitigation and remedial activities, or significant delays to our project. We may also be subject to more localized opposition, including efforts by environmental groups, which could attract negative publicity or have an adverse impact on our reputation.

Additionally, our project is located in a district with significant impacts from legacy mining operations prior to our acquisition of and tenure at the sites.

Our operations are subject to climate change risks.

Climate change may result in various and presently unknown physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our business. Such physical risks may result in damage to our facilities causing our operations to temporarily slow down or come to a stop. Moreover, the physical risks associated with climate change could have financial implications for our business, such as increased capital or operating costs, and additional expenditures to maintain or increase the resiliency of our facilities and implement contingency measures. Moreover, our planned operations may be subject to challenge on the basis that they contribute adversely to climate change.

Mineral prices are subject to dramatic and unpredictable fluctuations.

The Company expects to derive revenues from the sale of its mineral resource properties or from the extraction and sale of molybdenum, silver, copper, and rhenium, and associated minerals. The price of those commodities has fluctuated widely in recent years. It is affected by numerous factors beyond the Company’s control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of copper and other metals, and therefore the economic viability of any of the Company’s exploration properties and projects, cannot accurately be predicted.

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

The Company’s properties consist of various mining concessions in the United States. Under U.S. law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of the Company’s ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of the Company’s mineral properties, especially where commercially viable mineral reserves have been located, could adversely result in the Company losing commercially viable mineral reserves. Even if a claim is unsuccessful, it may potentially affect the Company’s current activities due to the high costs of defending against such claims and its impact on senior management’s time. If the Company loses a commercially viable mineral reserve, such a loss could lower the Company’s revenues or cause it to cease operations if this mineral reserve represented all or a significant portion of the Company’s operations at the time of the loss.

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

Risk of Termination or Non-Completion of Mining Claims Agreements Due to Force Majeure.

Fifty-four (54) of the 126 unpatented mining claims contained within the Company’s land package are owned by a third party who has granted the Company the option to acquire these claims pursuant to a Mining Claims Agreement dated July 6, 2017, (the “MCA”), which was modified by the First Amendment to the MCA dated August 19, 2025 (the “Amendment”). The MCA is currently suspended due to the occurrence of a Force Majeure event. Under the terms of the MCA, the Force Majeure provisions allow for the temporary suspension of obligations when events beyond the control of the parties—such as natural disasters, political instability, or other unforeseen circumstances including actions or inaction, or lawsuits which delay or prevent receipt of governmental permits or the right to conduct operations thereunder —occur. While the MCA remains in place during the suspension period, there is no assurance that the Force Majeure event will be resolved in a timely manner or at all. If the underlying circumstances persist indefinitely or are not satisfactorily resolved, the purchase and sale of the mining claims may never materialize. This could materially and adversely affect our ability to acquire or develop the underlying mining assets, impact our strategic growth plans, and limit future revenue opportunities.

The Company faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and the Company may not be able to effectively compete.

The mineral resource industry is intensively competitive in all of its phases, and the Company competes with many companies possessing much greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped copper and gold properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect the Company’s ability to advance the project or to acquire suitable prospects for exploration in the future on terms it considers acceptable. Increased competition could adversely affect the Company’s ability to attract necessary capital funding or acquire an interest in additional properties.

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

The commercial feasibility of the project and the Company’s ability to arrange funding to conduct its planned exploration projects is dependent on, among other things, the price of copper and other potential by-products. Depending on the price to be received for any minerals produced, the Company may determine that it is impractical to commence or continue commercial production. A reduction in the price of copper or other potential by-products may prevent the project from being economically mined or result in the write-off of assets whose value is impaired as a result of low copper or other metals prices.

Future revenues, if any, are expected to be in large part derived from the future mining and sale of copper and other potential by-products or interests related thereto. The prices of these commodities fluctuate and are affected by numerous factors beyond the Company’s control, including, among others:

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

Many industries, including the copper and other base metal mining industries, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and base metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, a prolonged recession, changes in interest rates and tax rates may adversely affect the Corporation’s growth and profitability potential. Specifically:

●	A global credit/liquidity crisis, or a significant increase in interest rates, could impact the cost and availability of financing and the Company’s overall liquidity;

●	The volatility of copper and other potential by-product prices may impact the Company’s future revenues, profits and cash flow;

●	Volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

●	The devaluation and volatility of global stock markets impacts the valuation of the Company’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Risks Related to Capital Structure

We believe we currently have ineffective internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. We identified a material weakness and believe we currently have ineffective internal control over financial reporting, primarily due: to the lack of sufficient accounting personnel to manage our financial accounting process, lack of segregation of duties, lack of proper accounting for complex financial instruments, lack of design and implementation of controls, which combined constituted a material weakness in our internal control over financial reporting.

We intend to remediate these deficiencies by putting into place proper internal controls and accounting systems to ensure effective internal control over its financial reporting. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

However, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Risks Related to this Offering

The price of our Common Stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our Common Stock include:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	success of our competitors in commercializing products;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	U.S. or foreign regulatory actions affecting us or our industry;

●	sales of our Common Stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by natural disasters; and

●	issuance of new or changed securities analysts’ reports or recommendations regarding us.

In addition, the stock markets in general have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may negatively impact the price or liquidity of our Common Stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

Prior to the closing of this offering we intend to effect a reverse stock split of our Common Stock, which may not increase the market price of our common stock over the long term and could decrease the liquidity of our Common Stock.

In connection with our efforts to meet the initial listing requirements of the NYSE American, we have effectuated a reverse stock split of our Common Stock at a ratio of 1:20, as determined by our board of directors. While the primary purpose of the reverse stock split is to increase the per-share market price of our common stock, there can be no assurance that the reverse stock split will have that effect or that we will meet other applicable listing requirements of the NYSE American.

The market price of our Common Stock is influenced by many factors and may not reflect the proportional reduction in the number of outstanding shares resulting from the reverse stock split. The reverse stock split may also lead to a reduction in the trading volume and liquidity of our common stock, which could increase price volatility and make it more difficult for stockholders to buy or sell shares.

Additionally, the reverse stock split may result in some stockholders owning “odd lots” of fewer than 100 shares, which may be more difficult or expensive to sell, potentially further reducing liquidity. There is also a risk that the reverse stock split could be viewed negatively by the market or investors, which could result in a decline in the market price of our Common Stock.

The price of our Common Stock may be volatile, and purchasers of our Common Stock could incur substantial losses.

Our share price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Stock at or above the offering price. The market price for our Common Stock will be influenced by many factors, including, but not limited to:

●	the success of our staffing arrangements and the marketing of our services;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the industries in which we compete and issuance of new or changed securities;

●	analysts’ reports or recommendations;

●	the failure of securities analysts to cover our Common Stock after this Offering or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our Common Stock;

●	the issuance of any additional securities of ours;

●	investor perception of our company and of the industry in which we compete; and

●	general economic, political, and market conditions.

If our listing application for our Common Stock is not approved by NYSE American, we will not be able to consummate the offering and will terminate the offering.

If our listing application is not approved by NYSE American, we will not be able to consummate the offering and will terminate the offering. Failure to have our Common Stock listed on NYSE American would make it more difficult for our stockholders to dispose of our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our Common Stock is likely to be volatile. Upon the consummation of this offering, we will have a relatively small public float due to the relatively small size of the offering, and the concentrated ownership of our Common Stock among our executive officers, directors, and greater than 5% stockholders. As a result of our small public float, our Common Stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership.

Our stock price could be subject to wide fluctuations in response to a variety of other factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	changes in financial or operational estimates or projections;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders and other security holders to sell shares after this offering; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. If the market price of our Common Stock after the offering does not exceed the offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

If you purchase our Common Stock in the offering, you will suffer immediate and substantial dilution of your investment.

The offering price of the Common Stock is substantially higher than the net tangible book value per share. Therefore, if you purchase Common Stock in the offering, your interest will be diluted immediately to the extent of the difference between the offering price and the net tangible book value per share after this offering. See “Dilution.”

We have broad discretion in the use of our net proceeds from the Common Stock sold in the offering and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from this offering and could spend the proceeds in ways that do not improve our operating results or enhance the value of our Common Stock. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. The failure of our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Common Stock to decline. Pending their use, we may invest our net proceeds from this offering in a manner that does not produce income, or that loses value. See “Use of Proceeds” in this prospectus.

There has been no independent valuation of our stock, which means that our Common Stock may be worth less than the offering price in the offering.

The per share purchase price in the offering has been determined by us without independent valuation of our shares of Common Stock. We established the offering price based on management’s estimate of the valuation of the Company’s shares of Common Stock. This valuation is highly speculative and arbitrary. There is no relation to the market value, book value, or any other established criteria. We did not obtain an independent appraisal opinion on the valuation of our shares. Our shares of Common Stock may have a value significantly less than the offering price, and the shares may never obtain a value equal to or greater than the offering price.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Common Stock could be negatively affected.

Any trading market for our Common Stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our Common Stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our Common Stock could be negatively affected.

Future issuances of debt securities, which would rank senior to our Common Stock upon any bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our Common Stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Common Stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our Common Stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of Common Stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Common Stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our Common Stock.

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

Table 1: Claims List

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
USFS Land
0 1 2 3
Miles
N

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

Item 3. LEGAL PROCEEDINGS.

On September 12, 2025, International Energy & Mineral Resources Investment Company Limited (“IEMR”), a shareholder of the Company, filed a lawsuit in the Fourth Judicial District of Idaho seeking a declaratory judgment that the Lock-Up Agreement dated December 21, 2022, and its First Amendment dated March 30, 2024 (collectively, the “Lock-Up Agreement”) have terminated according to their terms and that IEMR may freely trade its shares.

The Company maintains that IEMR remains subject to the restrictions of the Lock-Up Agreement and filed its response to the lawsuit on September 30, 2025. On November 4, 2025, IEMR filed a motion for summary judgement on its declaratory judgement claim. The Company’s response in opposition to the motion for summary judgement was due on January 29, 2026. At that time, IEMR moved to dismiss the complaint without prejudice, and the court issued a stipulation dismissing the case.

Additionally, we are involved in a federal district court lawsuit with the Forest Service which is challenging the Exploration PoO P anticipated to be filed in June 2025 by environmental and nongovernment organizations in opposition to exploration at CuMo, where the Company has intervened.

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

Holders

As of March 17, 2026, there were 502 holders of record of Common Stock, based on information provided by the Company’s transfer agent. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We caution you to read the “Forward Looking Statements” section of our Annual Report. All share and per share amounts in this section have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split effectuated on December 15, 2025.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $40,217,906 from its inception to January 31, 2026, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 31, 2026, and 2025, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

For the Year Ended January 31, 2026 Compared to the Year Ended January 31, 2025

Revenue

The Company did not have revenues for the year ended January 31, 2026, or January 31, 2025.

Operating expenses

The Company had operating expenses of $2,623,677 for the year ended January 31, 2026, compared to $4,721,523 for the year ended January 31, 2025, comprised of the following categories:

	2026	2025	$ Change	% Change
Professional fees	$559,053	$912,804	$(353,751)	-39%
Payroll and related expenses	258,467	157,500	100,967	64%
Rent expense	22,088	197,415	(175,327)	-89%
Stock-based compensation	1,454,167	2,966,115	(1,511,948)	-51%
Other general and administrative expenses	329,902	487,689	(157,787)	-32%
Total operating expenses	$2,623,677	$4,721,523	$(2,097,846)	-44%

Professional fees decreased due to decreases in costs associated with the increased costs related to the preparation of the Company’s Form S-1 in the year ended January 31, 2025 compared to the same period in 2026. Payroll and related expenses increased as officers and employees costs elevated with the preparation for operations to commence. Stock-based compensation decreased due to less conversions of consultants’ fees into common stock for the year ended January 31, 2026 compared to the same period in 2025. General and administrative costs decreased due to the decrease in the Company’s activity generally as it continues to seek the development of its existing mining claims.

Loss from operations

The Company had a loss from operations of $2,623,677 for the year ended January 31, 2026, compared to $4,721,523 for the year ended January 31, 2025.

Other Income / Expenses

The Company had $451,287 in net other expenses for the year ended January 31, 2026, compared to net other expenses of $415,809 for the year ended January 31, 2025.

Net loss

The Company had a net loss of $3,074,964 for the year ended January 31, 2026, compared to $5,137,332 for the year ended January 31, 2025.

Liquidity and Capital Resources

As of January 31, 2026, we had current assets of $92,016 and current liabilities of $4,678,066, and our working capital deficit was $4,586,050. We do not have sufficient resources to effectuate our business. We expect to incur expenses without revenues during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we need to raise a minimum of an additional $12,000,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

Operating Activities

For the year ended January 31, 2026, net cash used in operating activities was $818,603 compared to $2,503,508 for the year ended January 31, 2025.

Investing Activities

For the years ended January 31, 2026, and 2025, we reported no cash provided by our investing activities.

Financing Activities

For the year ended January 31, 2026, we had cash provided by financing activities of $742,199, related to proceeds from convertible notes payable and the sale of preferred stock. For the year ended January 31, 2025, we had cash provided by financing activities of $2,574,040, related to proceeds from notes payable.

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

The financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. The Company has no revenue and has incurred losses to date of $40,217,906. In addition, the Company’s current liabilities exceed its current assets by $4,586,051. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Going Concern

We incurred net losses of $3,074,964 for the year ended January 31, 2026. We had an accumulated deficit of $40,217,906 and working capital deficit of $4,586,051 as of January 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of January 31, 2026, we did not recognize any impairment losses related to mineral properties held.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types in commonly presented expense captions. The guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods beginning after December 31, 2027, and can be adopted prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this guidance on its financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material impact on the Company’s present or future financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) as of January 31, 2026, and 2025, are appended to this Annual Report beginning on page F-1.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, primarily due to the lack of separation of duties due to a small staff, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of January 31, 2026, management consisted of Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell, Chief Financial Officer (Principal Financial and Accounting Officer). Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Andrew Brodkey, President and Chief Executive Officer (Principal Executive Officer) and Robert Scannell (Principal Financial and Accounting Officer) in connection with the review of our financial statements as of January 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

Name	Age	Position
Andrew Brodkey	69	Director, Chief Executive Officer, President, Chief Operating Officer and Secretary
Robert Scannell	67	Director, Chief Financial Officer and Treasurer
Steven Rudofsky	63	Director

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

The biographies of the individuals appointed as directors and officers as discussed above follow:

Andrew Brodkey

Mr. Brodkey has been our Chief Executive Officer, President and Secretary since July 2024. He has been our Chief Operating Officer since January 2022 and our director since January 2023. Prior to that, since January 2018, he has been the principal of Brodkey Executive Management Consulting, which was focused on the mining sector. He has more than 30 years of experience working with public companies in the mining and metals sector, including roles as VP, General Counsel at Magma Copper; VP of Business Development at BHP Copper; CEO of Pan American Lithium/First Potash Corp; CEO of Zoro Mining Corp; CEO of Titan Iron Ore Corp., and CEO of Pacific Copper Corp. He was also the Managing Director of the International Mining Group at CB Richard Ellis, where he represented a number of major mining companies in the valuation, marketing and sales of mining projects. He holds a Bachelor of Science degree (with distinction) in Mining Engineering from the University of Arizona, and a Juris Doctor degree (cum laude) from Creighton University.

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

This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of our Code of Ethics, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Idaho Copper Corporation, 800 W. Main St., Ste 1460, Boise, Idaho 83702.

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Item 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 for the last two fiscal years ended (each, a “Named Executive Officer”).

						Non-equity	Nonqualified
						incentive	deferred
Name and				Stock	Option	plan	compensation	All other
Principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Steven Rudofsky (2)
Former President, Chief	2026	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer	2025	$104,167	$-	$55,000	$-	$-	$-	$-	$159,167

Robert Scannell (1)
Treasurer, Chief	2026	$350,000	$-	$-	$-	$-	$-	$-	$350,000
Financial Officer	2025	$325,000	$-	$550,000	$-	$-	$-	$-	$875,000

Andrew Brodkey (1)(3)
President, Chief Executive Officer, Chief Operating Officer Secretary, and	2026	$380,000	$-	$-	$-	$-	$-	$-	$380,000
Director	2025	$325,000	$-	$565,400	$-	$-	$-	$30,000	$920,400

(1) Appointed on January 23, 2023.

(2) Appointed on January 23, 2023. Resigned as Chief Executive Officer on July 15, 2024.

(3) Upon Mr. Rudofsky’s resignation, the Company appointed Andrew Brodkey as its Chief Executive Officer and President.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

During the year ended January 31, 2026, the Company did not have any employment agreements with its officers and directors.

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

Equity Incentive Plan

The Company currently has no compensation plans or arrangements and there were no awards granted for the year ended January 31, 2026.

Director Compensation

During the year ended January 31, 2026, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of March 17, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 10% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,938,917 shares of our common stock issued and outstanding as of March 17, 2026. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Idaho Copper Corporation, 800 W. Main Street, Suite 1460, Boise, Idaho 83702.

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

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)
Robert Scannell - Chief Financial Officer, Treasurer and Director (4)	Common Stock	1,481,166	10.6%
Andrew Brodkey - Chief Executive Officer, Chief Operating Officer, Secretary and Director (5)	Common Stock	1,013,345	7.3%
Steven Rudofsky – Director and Former Chief Executive Officer and President (3)	Common Stock	1,059,216	7.6%
Directors and Officers as a Group (3 persons)		3,553,727	25.5%

5% Stockholders of a Class of Voting Stock
International Energy & Mineral Resources (7)	Common Stock	6,073,435	43.6%
JHP Holdings Inc. (8)	Common Stock	832,235	6.0%
Elatam Family Trust (9)	Common Stock	1,771,650	12.7%

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

(3) Consists of: (1) 1,017,113 shares of common stock owned by Mr. Rudofsky; and (2) 42,083 shares of common stock underlying the 2021 warrants held by Mr. Rudofsky.

(4) Consists of: (1) 443,799 shares of common stock owned by Mr. Scannell and 421,017 shares of common stock of Feehan Partners LLP (“Feehan”) that Mr. Scannell, as General Partner of Feehan, has discretionary authority to vote and dispose of the shares held by Feehan and may be deemed to be the beneficial owner of these shares; (2) 134,000 shares of common stock underlying the 2021 warrants held by Mr. Scannell and 20,350shares of common stock underlying the 2021 warrants held by Feehan that Mr. Scannell could be deemed to beneficially own; (3) 402,000 shares of common stock underlying the options held by Mr. Scannell; and (4) 10,000 shares underlying the 2025 warrants held by Mr. Scannell.

(5) Consists of: (1) 556,442 shares of common stock owned by Mr. Brodkey; (2) 54,940 shares of common stock underlying the 2021 warrants held by Mr. Brodkey; (3) 402,000 shares of common stock underlying the options held by Mr. Brodkey.

(6) Consists of 33,333 shares of common stock owned by Dr. Moeller, and 53,600 vested options that Dr. Moeller holds pursuant to the 2022 Stock Incentive Options.

(7) Consists of: 6,073,435 shares of common stock owned by International Energy & Mineral Resources (Hong Kong) Ltd. (IEMR). IEMR is a private company with a business address of Suite A 19/F, Ritz Plaza, 122 Austin Road TST KLN, Hong Kong.

(8) JHP Holdings, Inc. (“JHP”) holds a total of 832,235 shares of the Company’s common stock. As the shareholder and executive director of JHP, Mr. Lata is the beneficial owner of the shares of the Company held by JHP. The address for JHP is 701 S. Carson Street, Suite 200, Carson City, NV 89701.

(9) Consists of: (1) 886,075 shares of common stock owned by the Elatam Family Trust (“EFT”); and (2) 886,075 shares of common stock underlying the 2021 warrants held by the EFT. As a director of the EFT, Mr. Mohammad Elatam had voting and dispositive power over these shares and may be deemed to be the beneficial owner of such shares. The address for EFT is 344 Dalton Road, Lalor Victoria 3075, Australia.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at January 31, 2026 and 2025, and in which any of the following persons had or will have a direct or indirect material interest.

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

On April 3, 2024, the officers of the Company, Mr. Rudofsky, Mr. Brodkey, and Mr. Scannell each elected to exercise 268,000 vested stock options with a strike price of $3.00 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 169,250 shares per officer, or a total of 507,750 shares of common stock.

On April 4, 2024, Feehan and Mr. Brodkey executed cashless conversion of 133,333 warrants and 65,333 warrants, respectively, into 83,334 and 40,833 shares of common stock, respectively.

On April 5, 2024, Mr. Rudofsky, Feehan, Mr. Brodkey, and Mr. Dykes converted notes payable of $125,000, $200,000, $98,000, and $30,000, respectively, into 83,333, 33,333, 65,333, and 20,000 shares of common stock, respectively.

On April 8, 2024, Mr. Rudofsky executed cashless conversion of 83,333 warrants into 52,083 shares of common stock.

On May 1, 2024, Mr. Rudofsky, Mr. Brodkey, and Mr. Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 9,766, 5,469, and 19, shares of common stock, respectively.

On August 2, 2024, Mr. Brodkey, Mr. Rudofsky, and Mr. Scannell each elected to convert accrued compensation of $42,500, $31,250, and $87,500, respectively, into 8,500, 6,250 and 17,500 shares of common stock, respectively.

On September 25, 2024, the Company issued stock incentives to: Mr. Brodkey 128,500 shares valued at $565,400: Mr. Scannell 125,000 shares valued at $550,000, and; Mr. Rudofsky 6,250 shares valued at $27,500.

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan, the Company’s chief financial officer and director. The note accrues interest at 10% and is due on October 28, 2025.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 4, 2025.

On November 5, 2024, Mr. Brodkey and Mr. Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 9,659 and 19,886 shares of common stock, respectively.

On November 5, 2024, Mr. Rudofsky exercised 25,000 warrants at $3.00 for $75,000.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on November 20, 2025.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note accrues interest at 10% and is due on December 3, 2025.

On January 31, 2025, Mr. Brodkey and Mr. Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 5,339 and 10,992 shares of common stock, respectively.

On January 31, 2025, Mr. Brodkey and Mr. Scannell each elected to convert accrued compensation of $55,000 and $62,500, respectively, into 6,910 and 7,852 shares of common stock, respectively.

On April 30, 2025, Mr. Brodkey and Mr. Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 7,083 and 14,583 shares of common stock, respectively.

On July 31, 2025, Mr. Brodkey and Mr. Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 6,071 and 12,500 shares of common stock, respectively.

On August 10, 2025, the Company issued Mr. Scannell 9,000 warrants for common stock in conjunction with loans by Feehan for $180,000.

On August 18, 2025, Mr. Rudofsky exercised warrants for 8,333 shares at$3.00 for $25,000.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on April 30, 2026. See Note 3.

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3.

On December 23, 2025, Mr. Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On January 31, 2026, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 5,445 and 12,284 shares of common stock, respectively. Additionally, other parties converted $51,667 of accrued compensation into 8,575 shares of common stock. The conversion rate was $7.10 per share.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees	2026	2025
Audit fees	$74,000	$44,750
Audit-related fees	16,500	-
Tax fees	-	-
All other fees	-	-
Total fees	$90,500	$44,750

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Exhibit Number	Description
2.1	Share Exchange Agreement, by and between Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), International CuMo Mining Corporation, and the shareholders of International CuMo Mining Corporation, dated January 23, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 14, 2022)
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on March 10, 2023)
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024)
4.1	Description of Capital Stock*
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.5	Option Agreement, dated October 13, 2004, by and between Cumo Molybdenum Mining Inc. and Mosquito Consolidated Gold Mines Limited, as amended January 14, 2005 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.8	Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.13	Technical Advisory Agreement between Internation Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits to our Form 10-K for the year ended January 31, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024).
10.15	SGS Bateman Proposal, dated November 13, 2023 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
10.16	Master Truscan Services Agreement by and between the Company and Veracio, Inc., dated March 3, 2024 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
21.1	List of Subsidiaries*
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
96.1	Technical Report Summary and Resource Estimate, the CuMo Project, Boise National Forest, Boise County, Idaho, United States (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2026

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

Name	Title	Date

/s/ Andrew Brodkey	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)	March 17, 2026
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 17, 2026
Robert Scannell

/s/ Steven Rudofsky	Director	March 17, 2026
Steven Rudofsky

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its shareholders. The registrant will not be sending an annual report or proxy material to its shareholders subsequent to the filing of this form.

Idaho Copper Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Idaho Copper Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Copper Corporation (the “Company”) as of January 31, 2026, and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended January 31, 2026, and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Plantation, Florida

March 17, 2026

IDAHO COPPER CORPORATION

Consolidated Balance Sheet

January 31,

	2026	2025
ASSETS
Current assets
Cash	$24,274	$100,678
Other receivables	35,000	3,644
Prepaid expenses	32,742	104,506
Total current assets	92,016	208,828

Right of use asset	-	7,090
Deposit	100,000	100,000

Total assets	$192,016	$315,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$478,652	$325,088
Accounts payable and accrued expenses to related parties	186,613	-
Accrued interest, current portion	1,681,926	860,768
Notes payable, net of discounts	330,876	-
Notes payable to related party	209,000	100,000
Lease liability	-	7,090
Bond liabilities, current portion	1,791,000	791,000
Total current liabilities	4,678,067	2,083,946
Non-current liabilities
Bond liabilities, non-current portion	1,339,000	2,339,000
Accrued interest, non-current portion	629,284	1,061,926
Total non-current liabilities	1,968,284	3,400,926
Total liabilities	6,646,351	5,484,872

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 196.67 shares issued and outstanding at January 31, 2026 and 2025, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,938,917 and 13,073,161 shares issued and outstanding at January 31, 2026 and 2025, respectively	13,939	13,073
Additional paid-in capital	33,749,632	31,960,915
Accumulated deficit	(40,217,906)	(37,142,942)
Total stockholders’ deficit	(6,454,335)	(5,168,954)

Total liabilities and stockholders’ deficit	$192,016	$315,918

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statement of Operations

For the Years Ended January 31,

	2026	2025
Revenue	$-	$-

Operating expenses
Professional fees	559,053	912,804
Payroll and related expenses	258,467	157,500
Rent expense	22,088	197,415
Stock-based compensation	1,454,167	2,966,115
Other general and administrative expenses	329,902	487,689
Total operating expenses	2,623,677	4,721,523

Operating loss	(2,623,677)	(4,721,523)

Other income (expense)
Amortization of debt discount	(22,351)	(19,490)
Interest income	-	6,846
Interest expense	(428,936)	(403,165)
Total other income (expense), net	(451,287)	(415,809)

Net loss	(3,074,964)	$(5,137,332)

Basic and diluted net loss per common share	$(0.23)	$(0.42)
Basic and diluted weighted average common shares outstanding	13,432,656	12,351,678

The accompanying notes are an integral part of the consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2026 and 2025

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 31, 2024	23	$-	10,732,387	$10,732	$25,539,964	$(11,000)	$(31,600,305)	$(6,060,609)
Adoption of ASU 2020-06	-	-	-	-	-	-	(405,305)	(405,305)
Sale of preferred stock	173.67	-	-	-	2,084,040	11,000	-	2,095,040
Conversion of convertible notes payable	-	-	642,406	642	1,048,151	-	-	1,048,793
Exercise of warrants	-	-	353,563	354	383,646	-	-	384,000
Exercise of options	-	-	737,000	737	(737)	-	-	-
Stock-based compensation	-	-	607,806	608	2,965,507	-	-	2,966,115
Costs related to the sale of preferred stock	-	-	-	-	(59,656)	-	-	(59,656)
Net loss for the period ended January 31, 2025	-	-	-	-	-	-	(5,137,332)	(5,137,332)
Balance, January 31, 2025	196.67	$-	13,073,161	$13,073	$31,960,915	$-	$(37,142,942)	$(5,168,954)
				-
Balance, January 31, 2025	196.67	$-	13,073,161	$13,073	$31,960,915	$-	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	269,686	270	1,393,897	-	-	1,394,167
Exercise of warrants	-	-	74,229	74	283,867	-	-	283,941
Conversion of preferred stock into common stock	(196.67)	-	491,667	492	(492)	-	-	-
Issuance of warrants as compensation	-	-	-	-	60,000	-	-	60,000
Issuance of common stock as financing incentive	-	-	23,332	23	(23)	-	-	-
Issuance of warrants as financing incentive	-	-	-	-	51,475	-	-	51,475
Reverse split round up	-	-	6,842	7	(7)	-	-	-
Net loss for the period ended January 31, 2026	-	-	-	-	-	-	(3,074,964)	(3,074,964)
Balance, January 31, 2026	-	$-	13,938,917	$13,939	$33,749,632	$-	$(40,217,906)	$(6,454,335)

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended January 31,

	2026	2025
Cash flows from operating activities:
Net loss	$(3,074,964)	$(5,137,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,454,167	2,966,115
Amortization of debt discount	7,006	19,490
Change in assets and liabilities:
Prepaid expenses	71,764	(82,882)
Other receivable	(31,356)	-
Accounts payable and accrued expenses	153,563	(176,573)
Accounts payable and accrued expenses - related party	212,700	(366,295)
Accrued interest	388,517	273,969
Net cash used in operating activities	(818,603)	(2,503,508)

Cash flows from financing activities:
Proceeds from note payable	249,258	100,000
Proceeds from notes payable to related party	209,000	-
Repayment of debenture	-	(5,000)
Proceeds from exercise of warrants	283,941	384,000
Proceeds from sale of preferred stock, net	-	2,095,040
Net cash provided by financing activities	742,199	2,574,040

Net (decrease) increase in cash	(76,404)	70,532

Cash at beginning of period	100,678	30,146

Cash at end of period	$24,274	$100,678

Cash paid for interest	$93,460	$110,712
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable	$-	$1,048,793
Cashless exercise of warrants and options	$-	$20,563
Conversion of accounts payable into common stock	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

IDAHO COPPER CORPORATION

Notes to the Consolidated Financial Statements

January 31, 2026

NOTE 1 – NATURE OF OPERATIONS

The accompanying condensed consolidated financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter referred to as the “Company,” “we,” and “us.”

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”), by and among the Company, Crystal Globe Limited, a company incorporated under the laws of British Virgin Islands (the “Seller”), and JHP Holdings, Inc., a Nevada corporation (the “Buyer”), pursuant to which the Buyer purchased 832,241 shares of common stock of the Company from the Seller.

On January 23, 2023, the Company entered into and consummated the transactions contemplated by a share exchange agreement (the “Share Exchange Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement (the “RTO”), the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for 9,112,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange”), ICUMO became a wholly owned subsidiary of the Company. See Note 6. For financial reporting purposes, the acquisition of ICUMO and the change of control in connection with the acquisition represented a “reverse merger” and ICUMO is deemed to be the accounting acquirer in the transaction. ICUMO is the acquirer for financial reporting purposes, and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of ICUMO.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On January 31, 2026, we had $24,274 in cash. Our net loss incurred for the year ended January 31, 2026, was $3,074,964 and the working capital deficit was $4,586,051 on January 31, 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of January 31, 2026, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of January 31, 2026. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended January 31, 2026.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types in commonly presented expense captions. The guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods beginning after December 31, 2027, and can be adopted prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this guidance on its financial statements.

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

NOTE 3 – NOTES PAYABLE

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell (“Scannell”), the Company’s chief financial officer and director. The note is non-interest bearing is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on November 4, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on November 20, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on December 3, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest bearing and is due on April 15, 2026. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note is non-interest bearing and is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. After the due date, if unpaid, the note accrues interest at 10%. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On August 12, 2025, the Company issued a promissory note for $25,000 to Gil Atzmon. The note bears interest of 7.5% and matures on February 28, 2026. The promissory note is in default as of March 1, 2026 (see Note 10).

On August 12, 2025, the Company issued a promissory note for $25,000 to Jon Powell. The note bears interest of 7.5% and matures on February 28, 2026. The promissory note is in default as of March 1, 2026 (see Note 10).

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is non-interest bearing and is due on February 28, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is non-interest bearing, is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is non-interest bearing, is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 22, 2025, the Company issued a promissory note for $50,000 to Girish Gaitonde (“Gaitonde”). In addition, the Company issued Gaitonde a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Gaitonde was $33,335. Therefore, the Company recorded debt discount of $18,492 related to the warrants relative fair value issued to Gaitonde, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $10,878, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and is due on February 28, 2026. The promissory note is in default as of March 1, 2026 (see Note 10).

On December 22, 2025, the Company issued a promissory note for $25,000 to Tomasa Zwicke (“Zwicke”). In addition, the Company issued Zwicke a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Zwicke was $16,665. Therefore, the Company recorded debt discount of $9,245 related to the warrants relative fair value issued to Zwicke, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $5,438, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and is due on February 28, 2026. The promissory note is in default as of March 1, 2026 (see Note 10).

On January 15, 2026, the Company issued a promissory note for $100,000 to PV Partners, LP (“PV Partners”). In addition, the Company issued PV Partners 13,333 shares of common stock of the Company. The note bears interest at 10.5% and is due on February 13, 2026. The promissory note is in default as of March 1, 2026 (see Note 10).

On January 16, 2026, the Company issued a promissory note for $50,000 to Jeff Hembrock (“Hembrock”). In addition, the Company issued Hembrock 6,666 shares of common stock of the Company. The note bears interest at 7.5%, is due on February 13, 2026. The promissory note is in default as of February 14, 2026 (see Note 10).

On January 16, 2026, the Company issued a promissory note for $30,000 to Gil Atzmon (“Atzmon”). In addition, the Company issued Atzmon a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Atzmon was $20,000. Therefore, the Company recorded debt discount of $11,869 related to the warrants relative fair value issued to Atzmon, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $3,018, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 12%, is due on March 16, 2026.

On January 16, 2026, the Company issued a promissory note for $30,000 to Jon Powell (“Powell”). In addition, the Company issued Powell a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Powell was $20,000. Therefore, the Company recorded debt discount of $11,869 related to the warrants relative fair value issued to Powell, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $3,018, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 12% and is due on March 16, 2026.

On January 16, 2026, the Company issued a promissory note for $25,000 to Michael Ward (“Ward”). In addition, the Company issued Ward 3,333 shares of common stock of the Company. The note bears interest at 10.5% and is due on February 13, 2026. The promissory note is in default as of February 14, 2026 (see Note 10).

As of January 31, 2026, the Company’s outstanding notes payable are as follows:

			Extended (1)
	Issue	Maturity	Maturity		Interest		Accrued
Lender	Date	Date	Date	Amount	Rate	Secured	Interest
Feehan Partners	10/28/24	10/28/25	4/30/27	$25,000	N/A	Yes	$-
Feehan Partners	11/4/24	11/4/25	4/30/27	$25,000	N/A	Yes	$-
Feehan Partners	11/20/24	11/20/25	4/30/27	$25,000	N/A	Yes	$-
Feehan Partners	12/3/24	12/3/25	4/30/27	$25,000	N/A	Yes	$-
Feehan Partners	4/15/25	4/15/26	4/30/27	$25,000	N/A	Yes	$-
Feehan Partners	6/30/25	10/1/25	4/30/27	$40,000	N/A	Yes	$-
Feehan Partners	8/5/25	4/30/26	4/30/27	$15,000	N/A	No	$-
Gil Atzmon (2)	8/12/25	2/28/26		$25,000	7.5%	No	$889
Jon Powell (2)	8/12/25	2/28/26		$25,000	7.5%	No	$889
Feehan Partners	9/25/25	4/30/26	4/30/27	$5,000	N/A	No	$-
Feehan Partners	10/14/25	4/30/26	4/30/27	$15,000	N/A	No	$-
Feehan Partners	10/31/25	2/28/26	4/30/27	$2,000	N/A	No	$-
Feehan Partners	12/1/25	4/30/26	4/30/27	$2,000	N/A	No	$-
Feehan Partners	12/11/25	4/30/26	4/30/27	$5,000	N/A	No	$-
Girish Gaitonde (2)	12/22/25	2/28/26		$50,000	7.5%	No	$411
Tomasa Zwicke (2)	12/22/25	2/28/26		$25,000	7.5%	No	$205
PV Partners, LP (2)	1/15/26	2/13/26		$100,000	10.5%	No	$460
Jeff Hembrock (2)	1/16/26	2/13/26		$50,000	7.5%	No	$154
Gil Atzmon	1/16/26	3/16/26		$30,000	12.0%	No	$148
Jon Powell	1/16/26	3/16/26		$30,000	12.0%	No	$148
Michael Ward (2)	1/16/26	2/13/26		$25,000	10.5%	No	$108
Total				$569,000			$3,412

Note: Feehan Partners is a related party. See Note 6.

(1)	On March 3, 2025, notes extended to April 30, 2027.

(2)	In default at the time of filing of this Form 10-K (see Note 10).

The future payments are as follows:

Notes

Fiscal Year
2027	$569,000
2028	$-
2029	$-
2030	$-
2031	$-
Thereafter	$-
Total	$569,000

NOTE 4 – BOND LIABILITIES

The Company has bond liabilities as of January 31, 2026, and 2025, are as follows:

	Principal Amount		Interest	Note	Maturity
	1/31/2026	1/31/2025	Rate	Date	Date	Collateral	Origination	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	8/4/25	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	12/27/27	(1)	(2)	(5) (8)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$125,000	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$50,000	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$12,500	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Jim Hammerel	$-	$5,000	8.5%	9/21/17	9/21/24	(1)	(2)	(5)
Bret Renaud	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6) (10)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Total	$3,130,000	$3,135,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.

(2)	Financial investment by accredited investor.

(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.

(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.

(5)	Interest capitalized; accrual dates 6/30 and 12/31.

(6)	Interest paid in cash on 6/30 and 12/31.

(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.

(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not compiled the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.

(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.

(10)	These notes are in default as of 7/1/25.

Future payments are as follows:

Fiscal Year
2027	$1,541,000
2028	$500,000
2029	$1,089,000
2030	$-
2031	$-
Thereafter	$-
Total	$3,130,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $520,000 and $784,167, net of conversion to common stock, for the years ended January 31, 2026, and 2025, respectively.

On April 3, 2024, the officers of the Company, Steven Rudofsky (“Rudofsky”), Andrew Brodkey (“Brodkey”), and Scannell each elected to exercise 268,00 vested stock options with a strike price of $2.50 and an expiration date of September 30, 2027. All options were exercised on a cashless basis, resulting in the issuance of 169,250 shares per officer, or a total of 507,750 common shares.

On April 4, 2024, Feehan, a company controlled by Scannell, the Company’s chief financial officer and director and Brodkey executed cashless conversion of 133,333 and 65,333 warrants, respectively, into 83,334 and 40,833 shares of common stock, respectively.

On April 5, 2024, Rudofsky, Feehan, Brodkey, and Dykes converted notes payable of $125,000, $200,000, $98,000, and $30,000, respectively, into 83,333, 133,333, 65,333, and 20,000 shares of common stock, respectively.

On April 8, 2024, Rudofsky executed cashless conversion of 83,333 warrants into 52,083 shares of common stock.

On May 1, 2024, Rudofsky, Brodkey, and Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 9,766, 5,469, and 19,531 shares of common stock, respectively.

On July 31, 2025, Mr. Brodkey and Mr. Scannell elected to convert accrued compensation of $42,500 and $87,500 into 121,429 and 250,000 shares of common stock, respectively. The conversion rate was $0.35 per share.

On August 2, 2024, Brodkey, Rudofsky, and Scannell each elected to convert accrued compensation of $42,500, $31,250, and $87,500, respectively, into 8,500, 6,250, and 17,500 shares of common stock, respectively.

On September 25, 2024, the Company issued stock incentives to Brodkey (128,500 shares valued at $565,400), Scannell (125,000 shares valued at $550,000), and Rudofsky (6,250 shares valued at $27,500).

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 4, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 9,659 and 19,886 shares of common stock, respectively.

On November 5, 2024, Rudofsky exercised 25,000 warrants at $3.00 for $75,000.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 20, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on December 3, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 5,339 and 10,992 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 6,910 and 7,852 shares of common stock, respectively.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on April 15, 2026. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On April 30, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 7,083 and 14,583 shares of common stock, respectively.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On August 10, 2025, the Company issued to Scannell 10,000 warrants for 10,000 shares of common stock at an exercise price of $4.80.

On August 18, 2025, Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on February 28, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 6,037 and 12,429 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 9,588 shares of common stock. The conversion rate was $7.04 per share.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5% (see Note 10).

On December 23, 2025, Mr. Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On January 31, 2026, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 5,445 and 12,284 shares of common stock, respectively. Additionally, other parties converted $51,667 of accrued compensation into 8,575 shares of common stock. The conversion rate was $7.10 per share.

As of January 31, 2026, the Company has payables of $61,293 to Brodkey and $12,820 to Scannell.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized share capital of 10,000,000 shares of preferred stock with par value of $0.001.

On January 12, 2024, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 3,125 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 2,500 shares of the Company’s common stock, par value $0.001 par value per share as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $4.80 per share of common stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company has agreed to file a registration statement to cover the re-sale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intends to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

The warrants issued through January 31, 2024, had a Black-Scholes fair value of $156,746 for the 56,250 warrants issued.

Stock price	$1.40 – 4.00
Exercise price	$4.80
Expected volatility	521 -1,042%
Expected term (years)	3
Risk free rate	4.05 – 4.45%
Dividends	0%

Between February 2024 and January 2025, we entered into Subscription Agreements with certain accredited investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Company offered and sold to the Subscribers in a private placement offering (the “Offering”), Units for a purchase price of $12,000 per Unit, for gross proceeds of $2,084,040. Each Unit consists of one (1) share of the Company’s Series A Preferred Stock, and (ii) 3,125 Warrants. Each share of Series A Preferred Stock converts into 2,500 shares of the Company’s common stock. The Warrant entitles the holders to shares of common stock for three (3) years, at an exercise price of $4.80 per share.

Between August 6, 2025, and October 16, 2025, all shareholders of Series A Preferred Stock converted their collective 196.67 shares into 491,667 shares of Common Stock.

As of January 31, 2026, and 2025, the Company had 0 and 196.67 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During April 2024, the Company issued 52,083 shares of common stock to an officer as a result of the cashless exercise of their warrants.

On May 1, 2024, Rudofsky, Brodkey, and Scannell each elected to convert accrued compensation of $31,250, $17,500, and $62,500, respectively, into 9,766, 5,469, and 19,531 shares of common stock, respectively.

On August 2, 2024, Brodkey, Rudofsky, and Scannell each elected to convert accrued compensation of $42,500, $31,250, and $87,500, respectively, into 8,500, 6,250, and 17,500 shares of common stock, respectively. Other employees and non-employees converted compensation of $574,750 into 21,950 shares of common stock.

On September 25, 2024, the Company issued stock incentives to Brodkey (128,500 shares valued at $565,400), Scannell (125,000 shares valued at $550,000), and Rudofsky (6,250 shares valued at $27,500). The Company also issued stock incentives to employees and non-employees (18,750 shares valued at $82,500).

On November 5, 2024, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 9,659 and 19,886 shares of common stock, respectively. Additionally, Shaun Dykes (“Dykes”), a former officer, and a consultant, converted accrued compensation of $47,500 and $20,000 into 10,795 and 4,545 shares of common stock, respectively.

On December 18, 2024, a vendor converted a payable for $30,000 into 6,250 shares of common stock.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 5,339 and 10,992 shares of common stock, respectively. Additionally, Dykes, a former officer, and a consultant, converted $47,500 and $20,000 into 5,967 and 2,513 shares of common stock, respectively.

On January 31, 2025, Brodkey and Scannell each elected to convert accrued compensation of $55,000 and $62,500 into 6,910 and 7,852 shares of common stock, respectively. Additionally, Dykes, a former officer, converted $165,534 of accrued compensation into 20,796 shares of common stock.

For the year ended January 31, 2025, the Company issued 119,390 shares of common stock for non-officer services.

For the year ended January 31, 2025, the Company issued approximately 9,450 shares of common stock to various individuals for services.

On February 24, 2025, a warrant holder exercised a warrant for 11,250 shares of common stock for $54,000.

On March 25, 2025, a warrant holder exercised a warrant for 11,250 shares of common stock for $54,000.

On April 30, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 7,083 and 14,583 shares of common stock, respectively. Additionally, other parties converted $147,500 of accrued compensation into 52,900 shares of common stock.

On May 16, 2025, a warrant holder exercised a warrant for 11,250 shares of common stock for $54,000. The conversion rate was $4.80 per share.

On May 30, 2025, a vendor converted a payable for $50,000 into 10,417 shares of common stock. The conversion rate was $4.80 per share.

On June 17, 2025, a vendor converted a payable for $150,000 into 31,250 shares of common stock. The conversion rate was $4.80 per share.

On July 25, 2025, a vendor was issued 41,667 shares of common stock valued at $200,000 for services. The conversion rate was $4.80 per share.

On July 31, 2025, Mr. Brodkey and Mr. Scannell elected to convert accrued compensation of $42,500 and $87,500 into 6,071 and 12,500 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 9,643 shares of common stock. The conversion rate was $7.00 per share.

On August 18, 2025, Mr. Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On October 13, 2025, a consultant with a balance due in combined expenses and compensation of $46,048 utilized those payables for the value of the exercise price of warrants. The actual warrants (with an exercise price of $3.00) exercised was 23,812 into the same amount of shares of common stock. The value of the exercise price was $71,464. The Company incorrectly duplicated the open payable for compensation, which was converted into common stock on October 31, 2025. The duplication was $25,416 which was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 6,037 and 12,429 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 9,588 shares of common stock. The conversion rate was $7.04 per share.

On December 15, 2025, the Company issued 29,167 shares of common stock to its legal counsel. The shares were valued at $140,000.

On December 20, 2025, 6,842 shares of common stock were issued for round up as part of the reverse split.

On December 23, 2025, Mr. Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On January 15, 2026, the Company issued a third party 6,666 shares of common stock as an incentive for financing.

On January 16, 2026, the Company issued a third party 13,333 shares of common stock as an incentive for financing.

On January 16, 2026, the Company issued a third party 3,333 shares of common stock as an incentive for financing.

On January 31, 2026, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 5,445 and 12,284 shares of common stock, respectively. Additionally, other parties converted $51,667 of accrued compensation into 8,575 shares of common stock. The conversion rate was $7.10 per share.

As of January 31, 2026, and 2025, the Company had 13,938,917 and 13,073,161 shares issued, issuable, and outstanding, respectively.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 1,356,750 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2026, and 2025, 1,132,300 and 60,300 options are vested. The exercise price for the options is $2.50 and they expire on December 31, 2027. The Company recognized $378,496 during the period ended January 31, 2025, in stock-based compensation expense related to the estimated vesting of these options. As of January 31, 2026, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during fiscal 2027 based on the current estimated time to reach the milestones.

The remaining vesting milestones required to be met are (1) obtaining an updated PEA, (2) an uplist of the Company’s common stock to a national exchange and (3) the successful raising of $5 million or more in new capital. Each of these milestones vest an additional 20% of the options upon being met and were estimated to have a 50% probability of being met as of January 31, 2026. Management reviews the estimate of meeting each probability as well as the related timing at each reporting period.

On April 3, 2024, Brodkey, Scannell, Rudofsky, and Dykes executed cashless conversions of 268,000 vested options each into 184,250 shares of common stock each.

As of January 31, 2026, the Company had 1,356,750 options outstanding with an exercise price of $2.50, to Brodkey, Scannell, and a former officer, each with 402,000 options. In addition, a former director of the Company holds 134,000 options and an independent consultant holds 16,750 options.

Warrants

On March 28, 2024, the Company issued 508,344 warrants for shares of common stock as part of financing. The warrants have an exercise price of $4.80 and expire on March 28, 2027.

On April 4, 2024, Feehan and Brodkey executed cashless conversion of 133,333 and 65,333 warrants, respectively, into 83,334 and 40,833 shares of common stock, respectively.

On April 6, 2024, Dykes executed cashless conversion of 20,000 warrants into 12,563 shares of common stock.

On April 6, 2024, four warrant holders executed cashless conversion of 80,400 warrants into 50,250 shares of common stock.

On April 8, 2024, Rudofsky executed cashless conversion of 83,333 warrants into 52,083 shares of common stock.

On June 7, 2024, the Company issued 37,500 warrants for shares of common stock as part of financing. The warrants have an exercise price of $4.80 and expire on June 7, 2027.

On August 10, 2025, the Company issued to Scannell 10,000 warrants for 10,000 shares of common stock at an exercise price of $4.80. The warrants were issued as compensation.

On August 12, 2025, the Company issued to a third party 1,250 warrants for 1,250 shares of common stock at an exercise price of $4.80. The warrants were issued as compensation.

On August 12, 2025, the Company issued to a third party 1,250 warrants for 1,250 shares of common stock at an exercise price of $4.80. The warrants were issued as compensation.

On September 5, 2024, the Company issued 3,125 warrants for shares of common stock as part of financing. The warrants have an exercise price of $4.80 and expire on September 5, 2027.

On November 5, 2024, Rudofsky exercised 25,000 warrants at $3.00 for $75,000.

On December 17, 2024, 11,250 warrants were exercised at $4.80 for $54,000.

On January 17, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On January 29, 2025, 67,000 warrants were exercised at $3.00 for $201,000.

On February 24, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On March 25, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On May 16, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On August 18, 2025, 8,333 warrants were exercised at $3.00 for $25,000.

On October 13, 2025, a consultant with a balance due in combined expenses and compensation of $46,048 utilized those payables for the value of the exercise price of warrants. The actual warrants (with an exercise price of $3.00) exercised was 23,812 into the same amount of shares of common stock. The value of the exercise price was $71,464. The Company incorrectly duplicated the open payable for compensation, which was converted into common stock on October 31, 2025. The duplication was $25,416 which was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

On December 22, 2025, 6,667 warrants with an exercise price of $7.50 were issued as an incentive for financing.

On December 22, 2025, 3,333 warrants with an exercise price of $7.50 were issued as an incentive for financing.

On December 23, 2025, 8,333 warrants were exercised at $3.00 for $25,000.

On January 16, 2026, 4,000 warrants with an exercise price of $7.50 were issued as an incentive for financing.

On January 16, 2026, 4,000 warrants with an exercise price of $7.50 were issued as an incentive for financing.

As of January 31, 2026, the Company had 1,697,277 warrants outstanding with an exercise price of $3.00, which relate to the convertible notes dated January 23, 2023, 54,674 warrants outstanding with an exercise price of $4.60, 577,094 warrants outstanding with an exercise price of $4.80 (see Note 3), and 18,000 warrants outstanding with an exercise price of $7.50. The schedule of outstanding warrants as of January 31, 2026, is as follows:

Exercise	Expiration		Exercise Price
Price	Date	Quantity	$3.00	$4.60	$4.80	$7.50
$3.00	5/11/27	10,720	10,720
$3.00	11/29/27	1,535,807	1,535,807
$3.00	12/10/27	150,750	150,750
$4.60	5/8/26	54,674		54,674
$4.80	11/17/26	6,250			6,250
$4.80	12/8/26	6,250			6,250
$4.80	12/11/26	3,125			3,125
$4.80	3/28/27	508,344			508,344
$4.80	6/7/27	37,500			37,500
$4.80	9/5/27	3,125			3,125
$4.80	8/10/28	10,000			10,000
$4.80	8/12/28	2,500			2,500
$7.50	12/22/28	10,000				10,000
$7.50	1/16/29	8,000				8,000
		2,347,045	1,697,277	54,674	577,094	18,000

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the years ended January 31, 2026, and 2025 of $1,454,167 and $2,966,115, respectively.

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

The Company records rent on straight-line basis over the terms of the underlying lease. Estimated future minimum lease payments under the lease are as follows:

Year Ending January 31,	Amount
2025	$43,200
Total remaining lease payments	43,200
Less: imputed interest	43,200
Present value of remaining lease payments	$-

The rent expense for the years ended January 31, 2026, and 2025 was $22,088 and $197,415, respectively.

NOTE 8 – INCOME TAXES

As of January 31, 2026, and 2025, the Company has net operating loss carry forwards of $1,726,961 and $1,311,365, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2026 and 2025), as follows:

	January 31,	January 31,
	2026	2025
Tax expense (benefit) at the statutory rate	$(335,674)	$(451,863)
State income taxes, net of federal income tax benefit	(79,922)	(107,586)
Change in valuation allowance	415,596	559,449
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at January 31, 2026, and 2025, are as follows:

	January 31,	January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforward	$1,726,961	$1,311,365
Timing differences	-	-
Total gross deferred tax assets	1,726,961	1,311,365
Less: Deferred tax asset valuation allowance	(1,726,961)	(1,311,365)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,726,961 and $1,311,365 as of January 31, 2026, and 2025, respectively.

NOTE 9 – OTHER RECEIVABLE

The Company engaged a third party for financing in January 2026. As a condition of the financing, the Company was required to utilize Stablecoins (a form of cryptocurrency) and put into an escrow an amount of $152,500 through Coinbase.com. During December 24 – 26, 2026, Trust Wallet, the depository for the Stablecoins, experienced a cyber-attack through an unauthorized and malicious version of the Trust Wallet Browser Extension (version 2.68). On February 2, 2026, the Company was able to recover $35,000 of the $152,500. The remaining balance of $117,500 has been recorded as an offsetting allowance leaving a balance of $35,000 as of January 31, 2026.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements.

On February 2, 2026, the Company was able to recover $35,000 of the $152,500 escrowed interest as recorded in other receivables. See Note 9.

On February 14, 2026, promissory notes to PV Partners, LP, Jeff Hembrock and Michael Ward were in default (see Note 3).

On March 1, 2026, promissory notes to Gil Atzmon, Jon Powell, Girish Gaitonde and Tomasa Zwicke were in default (see Note 3).

On March 3, 2026, Feehan extended the following notes to April 30, 2027, with an interest rate of 7.5% (see Notes 3 and 5):

Note Date	Amount
10/28/24	$25,000
11/4/24	$25,000
11/20/24	$25,000
12/3/24	$25,000
4/15/25	$25,000
6/30/25	$40,000
8/5/25	$15,000
9/25/25	$5,000
10/14/25	$15,000
10/31/25	$2,000
12/1/25	$2,000
12/11/25	$5,000

