Form 10-Q
period 2026-04-30
Idaho Copper Corp
filed 2026-06-01
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended April 30, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	000-1263364	90-2796848
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 29, 2026, the issuer had 14,061,261 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

April 30, 2026

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

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

(UNAUDITED)

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheet

(unaudited)

	April 30, 2026	January 31, 2026
ASSETS
Current assets
Cash	$164,216	$24,274
Other receivables	-	35,000
Prepaid expenses	73,626	32,742
Deferred offering costs	133,082	-
Total current assets	370,924	92,016

Deposit	100,000	100,000

Total assets	$470,924	$192,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$712,420	$478,652
Accounts payable and accrued expenses to related parties	151,000	186,613
Accrued interest, current portion	1,771,234	1,681,926
Convertible notes payable, net of discounts	610,947	-
Notes payable, net of discounts	119,849	330,876
Notes payable to related party	309,000	209,000
Bond liabilities, current portion	1,541,000	1,791,000
Total current liabilities	5,215,450	4,678,067
Non-current liabilities
Bond liabilities, non-current portion	1,339,000	1,339,000
Accrued interest, non-current portion	634,829	629,284
Total non-current liabilities	1,973,829	1,968,284
Total liabilities	7,189,279	6,646,351

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,948,917 and 13,938,917 shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively	13,949	13,939
Additional paid-in capital	34,997,532	33,749,632
Accumulated deficit	(41,729,836)	(40,217,906)
Total stockholders’ deficit	(6,718,355)	(6,454,335)

Total liabilities and stockholders’ deficit	$470,924	$192,016

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statement of Operations

For the Three Months Ended April 30,

(unaudited)

	2026	2025
Revenue	$-	$-

Operating expenses
Professional fees	714,862	170,324
Payroll and related expenses	182,500	65,000
Rent expense	11,510	9,930
Stock-based compensation	345,000	277,500
Other general and administrative expenses	86,452	40,384
Total operating expenses	1,340,324	563,138

Operating loss	(1,340,324)	(563,138)

Other income (expense)
Amortization of debt discount	(36,801)	-
Interest expense	(134,805)	(119,750)
Total other income (expense), net	(171,606)	(119,750)

Net loss	(1,511,930)	$(682,888)

Basic and diluted net loss per common share	$(0.11)	$(0.05)
Basic and diluted weighted average common shares outstanding	13,941,951	13,099,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2026 and 2025

 (unaudited)

					Additional	Accumu-
	Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2025	196.67	$-	13,073,161	$13,073	$31,960,915	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	74,567	75	277,425	-	277,500
Exercise of warrants	-	-	22,500	23	107,977	-	108,000
Net loss for the period ended April 30, 2025	-	-	-	-	-	(682,888)	(682,888)
Balance, April 30, 2025	196.67	$-	13,170,228	$13,170	$32,346,318	$(37,825,830)	$(5,466,342)

Balance, January 31, 2026	-	$-	13,938,917	$13,939	$33,749,632	$(40,217,906)	$(6,454,335)
Stock-based compensation	-	-	10,000	10	344,990	-	345,000
Issuance of warrants with convertible notes payable	-	-	-	-	769,828	-	769,828
Deferred offering costs	-	-	-	-	133,082	-	133,082
Net loss for the period ended April 30, 2026	-	-	-	-	-	(1,511,930)	(1,511,930)
Balance, April 30, 2026	-	$-	13,948,917	$13,949	$34,997,532	$(41,729,836)	$(6,718,355)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Cash Flows

For the Three Months Ended April 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(1,511,930)	$(682,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	345,000	277,500
Amortization of debt discount	36,801	-
Change in assets and liabilities:
Prepaid expenses	(40,884)	(65,735)
Other receivable	35,000	3,644
Accounts payable and accrued expenses	225,689	46,367
Accounts payable and accrued expenses - related party	(35,613)	66,012
Accrued interest	90,879	129,133
Net cash used in operating activities	(855,058)	(225,967)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,255,000	-
Proceeds from note payable	-	25,000
Proceeds from notes payable to related party	100,000	-
Repayment of debenture	(250,000)	-
Proceeds from exercise of warrants	-	108,000
Repayment of notes payable	(110,000)	-
Net cash provided by financing activities	995,000	133,000

Net (decrease) increase in cash	139,942	(92,967)

Cash at beginning of period	24,274	100,678

Cash at end of period	$164,216	$7,711

Cash paid for interest	$37,814	$11,785
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into convertible notes payable	$102,947	$-
Issuance of warrants for convertible notes payable	$780,854	$-
Deferred offering costs	$133,082	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

April 30, 2026

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

The unaudited condensed consolidated financial statements of the Company for the three month periods ended April 30, 2026, and 2025 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2026, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2026, included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2026, as filed with the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of legal and professional fees and our corporate general and administrative expenses. On April 30, 2026, we had $164,216 in cash. Our net loss incurred for the three months ended April 30, 2026, was $1,511,930 and the working capital deficit was $4,844,526 on April 30, 2026. We currently do not generate revenues and expect to continue to incur operating losses for the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of April 30, 2026, the Company’s cash balance did not exceed the insurance limits.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of April 30, 2026. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended April 30, 2026.

Recently Issued and Adopted Accounting Pronouncements

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of April 30, 2026, there are no costs as production has not yet commenced.

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

NOTE 3 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell (“Scannell”), the Company’s chief financial officer and director. The note is non-interest bearing is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest-bearing and is due on November 4, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest-bearing and is due on November 20, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest-bearing and is due on December 3, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note is non-interest-bearing and is due on April 15, 2026. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note is non-interest-bearing and is due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest bearing and is due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On August 12, 2025, the Company issued a promissory note for $25,000 to Gil Atzmon. The note bears interest of 7.5% and matures on February 28, 2026. On March 1, 2026, the note was in default.

On August 12, 2025, the Company issued a promissory note for $25,000 to Jon Powell. The note bears interest of 7.5% and matures on February 28, 2026. On March 1, 2026, the note was in default.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is non-interest-bearing and is due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is non-interest-bearing and is due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is non-interest-bearing and is due on February 28, 2026. On March 3, 2026, Feehan extended the due date for the note to April 1, 2027. After the due date, if unpaid, the note accrues interest at 7.5%.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is non-interest bearing, is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is non-interest bearing, is due on April 30, 2026. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On December 22, 2025, the Company issued a promissory note for $50,000 to Girish Gaitonde (“Gaitonde”). In addition, the Company issued Gaitonde a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Gaitonde was $33,335. Therefore, the Company recorded debt discount of $18,492 related to the warrants relative fair value issued to Gaitonde, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $10,878, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and is due on February 28, 2026. On April 17, 2026, as part of the issuance of convertible notes and warrants for common stock (see Convertible Notes Payable below), Gaitonde converted $51,624 of principal and accrued interest into a convertible note and received 16,937 warrants for common stock.

On December 22, 2025, the Company issued a promissory note for $25,000 to Tomasa Zwicke (“Zwicke”). In addition, the Company issued Zwicke a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Zwicke was $16,665. Therefore, the Company recorded debt discount of $9,245 related to the warrants relative fair value issued to Zwicke, which was amortized into interest expense over the term of the convertible promissory note agreement. For the year ended January 31, 2026, amortization of debt discount related to this note payable amounted to $5,438, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and is due on February 28, 2026. The promissory note is in default as of March 1, 2026.

On January 15, 2026, the Company issued a promissory note for $100,000 to PV Partners, LP (“PV Partners”). In addition, the Company issued PV Partners 13,333 shares of common stock of the Company. The note bears interest at 10.5% and is due on February 13, 2026. On April 17, 2026, the promissory note was paid.

On January 16, 2026, the Company issued a promissory note for $50,000 to Jeff Hembrock (“Hembrock”). In addition, the Company issued Hembrock 6,666 shares of common stock of the Company. The note bears interest at 7.5%, is due on February 13, 2026. On April 17, 2026, as part of the issuance of convertible notes and warrants for common stock (see Convertible Notes Payable below), Hembrock converted $51,323 of principal and accrued interest into a convertible note and received 16,887 warrants for common stock.

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

On January 16, 2026, the Company issued a promissory note for $25,000 to Michael Ward (“Ward”). In addition, the Company issued Ward 3,333 shares of common stock of the Company. The note bears interest at 10.5% and is due on February 13, 2026. On April 17, 2026, the promissory note was paid.

On March 9, 2026, the Company issued a promissory note for $100,000 to Rudofsky. The note bears interest at 8% and is due on March 9, 2027.

As of April 30, 2026, the Company’s outstanding notes payable are as follows:

			Extended (1)
	Issue	Maturity	Maturity		Interest
Lender	Date	Date	Date	Amount	Rate	Secured
Feehan Partners	10/28/24	10/28/25	4/30/27	$25,000	N/A	Yes
Feehan Partners	11/4/24	11/4/25	4/30/27	$25,000	N/A	Yes
Feehan Partners	11/20/24	11/20/25	4/30/27	$25,000	N/A	Yes
Feehan Partners	12/3/24	12/3/25	4/30/27	$25,000	N/A	Yes
Feehan Partners	4/15/25	4/15/26	4/30/27	$25,000	N/A	Yes
Feehan Partners	6/30/25	10/1/25	4/30/27	$40,000	N/A	Yes
Feehan Partners	8/5/25	4/30/26	4/30/27	$15,000	N/A	No
Gil Atzmon (2)	8/12/25	2/28/26		$25,000	7.5%	No
Jon Powell (2)	8/12/25	2/28/26		$25,000	7.5%	No
Feehan Partners	9/25/25	4/30/26	4/30/27	$5,000	N/A	No
Feehan Partners	10/14/25	4/30/26	4/30/27	$15,000	N/A	No
Feehan Partners	10/31/25	2/28/26	4/30/27	$2,000	N/A	No
Feehan Partners	12/1/25	4/30/26	4/30/27	$2,000	N/A	No
Feehan Partners	12/11/25	4/30/26	4/30/27	$5,000	N/A	No
Tomasa Zwicke (2)	12/22/25	2/28/26		$25,000	7.5%	No
Gil Atzmon	1/16/26	3/16/26		$30,000	12.0%	No
Jon Powell	1/16/26	3/16/26		$30,000	12.0%	No
Steven Rudofsky	3/9/26	3/9/27		$100,000	8.0%	No
Total				$444,000
Less: Debt discount				$(15,151)
Total, net of discounts				$428,849

Note: Feehan Partners and Steven Rudofsky are related parties. See Note 6.

(1)	On March 3, 2026, notes extended to April 30, 2027.
(2)	In default as of the time of the filing of this Form 10-Q.

The future payments are as follows:

Fiscal Year
2027	$50,000
2028	$394,000
2029	$-
2030	$-
2031	$-
Thereafter	$-
Total	$444,000

Convertible Notes Payable

On April 17, 2026, the Company received cash of $1,255,000 from its initial closing in its private placement in exchange for convertible notes payable to several parties. The convertible notes payable mature on April 17, 2027. The convertible notes payable are non-interest-bearing, except in the case of default, which then 18% interest will apply. The convertible notes payable are convertible at $6.00 per share for a voluntary conversion. If the Company has successfully uplisted to the NYSE, the convertible notes payable will mandatory be converted at the lower of the listing price or 70% of the offering price of $6.50 in the Company’s Form S-1. As part of the issuance of the convertible notes payable, each convertible note payable holder received warrants for common stock, with an expiration date of April 17, 2031, at an exercise price of $6.00 per share. The warrants can be exercised as cashless. The following table reflects the convertible notes payable and warrants as issued on April 17, 2026:

Name	Principal	Quantity	Exercise Price
Brett A. Richards	$250,000	41,667	$6.00
Baron De Biltmore LLC	$200,000	33,333	$6.00
Gordon Holmes	$200,000	33,333	$6.00
Jeffrey V. & Karin R. Hembrock Revokable Trust	$101,323	16,887	$6.00
The Gaitonde Living Trust	$101,624	16,937	$6.00
Craig Kallman 2015 Living Trust	$100,000	16,667	$6.00
Dan Schneider	$50,000	8,333	$6.00
Waldemar Majdanski	$50,000	8,333	$6.00
Robert B. Hayes	$50,000	8,333	$6.00
Jason Snyder	$50,000	8,333	$6.00
SternAegis Ventures Defined Benefit Plan for the Benefit of Adam K. Stern	$25,000	4,167	$6.00
Z&M LLC	$15,000	2,500	$6.00
Clifford Bergen	$100,000	16,667	$6.00
Joel Yanowitz and Amy Metzenbaum 2003 Revocable Trust	$50,000	8,333	$6.00
Paracove Corp.	$15,000	2,500	$6.00
Total	$1,357,947	226,323
Less: Debt discount	$(747,000)
Total, net of discounts	$610,947

As of April 30, 2026, there have been no conversions of the convertible notes payable and no warrants for common stock exercised.

NOTE 4 – BOND LIABILITIES

The Company has bond liabilities as of April 30, 2026, and January 31, 2026, are as follows:

	Principal Amount		Interest	Note	Maturity	Colla-	Origi-
	4/30/2026	1/31/2026	Rate	Date	Date	teral	nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	12/27/27	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	4/8/25	(1)	(2)	(5) (8)
Barry Swenson	$500,000	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5)
Don H. Adair or Joanne Adair	$-	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Joseph Swinford or Danielle Swinford	$-	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Brandon Swain or Sierra Swain	$-	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Scott Collins or Kendra Collins	$-	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7)
Carl Collins or Ellen Collins	$-	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6)
Bret Renaud	$5,000	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$1,000,000	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Michael Swenson	$10,000	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Connie Sun	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Elizabeth Enoch	$10,000	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6) (10)
William C. Stanton and Carol Stanton	$3,000	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10)
Total	$2,880,000	$3,130,000

(1)	All notes above are secured by the following collateral: all the assets of Idaho CuMo except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.

(2)	Financial investment by accredited investor.

(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.

(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.

(5)	Interest capitalized; accrual dates 6/30 and 12/31.

(6)	Interest paid in cash on 6/30 and 12/31.

(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again, to February 15, 2026.

(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not compiled the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.

(9)	This note is in default as of 10/14/24. The Company has attempted to contact Renaud without success.

(10)	These notes are in default as of 7/1/25.

Future payments are as follows:

Fiscal Year
2027	$1,291,000
2028	$500,000
2029	$1,089,000
2030	$-
2031	$-
Thereafter	$-
Total	$2,880,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $182,500 and $65,000, net of conversion to common stock, for the three months ended April 30, 2026, and 2025, respectively.

On July 31, 2025, Mr. Brodkey and Mr. Scannell elected to convert accrued compensation of $42,500 and $87,500 into 121,429 and 250,000 shares of common stock, respectively. The conversion rate was $0.35 per share.

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 4, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 20, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on December 3, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on April 15, 2026. On October 31, 2025, the due date was extended to April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

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

On August 10, 2025, the Company issued Scannell 10,000 warrants for 10,000 shares of common stock at an exercise price of $4.80.

On August 18, 2025, Rudofsky exercised 8,333 warrants for 8,333 shares of common stock at an exercise price of $3.00.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on February 28, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 6,037 and 12,429 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 9,588 shares of common stock. The conversion rate was $7.04 per share.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note is due on April 30, 2026. See Note 3. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%.

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

On March 9, 2026, the Company issued a promissory note for $100,000 to Rudofsky. The note bears interest at 8% and is due on March 9, 2027.

As of April 30, 2026, the Company has payables of $61,293 to Brodkey and $12,820 to Scannell.

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

As of April 30, 2026 and January 31, 2026, the Company had 0 and 196.67 shares of Series A Preferred Stock issued and outstanding, respectively.

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

On March 3, 2026, the Company issued 10,000 shares of common stock to a consultant.

As of April 30, 2026, and January 31, 2026, the Company had 13,948,917 and 13,938,917 shares issued, issuable, and outstanding, respectively.

Options

On January 23, 2023, as part of the RTO, the Company accepted the assignment of the stock options for common stock from ICUMO to the Company, as consented by the parties. The Company has 1,356,750 options issued to various officers, directors, and employees, based on milestones. As of January 31, 2026, and 2025, 1,132,300 and 60,300 options are vested. The exercise price for the options is $2.50, and they expire on December 31, 2027. The Company recognized $378,496 during the period ended January 31, 2025, in stock-based compensation expense related to the estimated vesting of these options. As of January 31, 2026, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during fiscal 2027 based on the current estimated time to reach the milestones.

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

On March 3, 2026, the Company issued Rudofsky, Brodkey and Scannell 268,000, 268,000 and 268,000 options for common stock, respectively. The options have an exercise price of $8.00, expire on September 30, 2032, and are fully vested.

As of April 30, 2026, the Company had 1,356,750 options outstanding with an exercise price of $2.50, to Brodkey, Scannell, and a former officer, each with 402,000 options. In addition, a former director of the Company holds 134,000 options and an independent consultant holds 16,750 options.

Warrants

On March 28, 2024, the Company issued 508,344 warrants for shares of common stock as part of financing. The warrants have an exercise price of $4.80 and expire on March 28, 2027.

On June 7, 2024, the Company issued 37,500 warrants for shares of common stock as part of financing. The warrants have an exercise price of $4.80 and expire on June 7, 2027.

On August 10, 2025, the Company issued Scannell 10,000 warrants for 10,000 shares of common stock at an exercise price of $4.80. The warrants were issued as compensation.

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

On March 9, 2026, 29,500 warrants with an exercise price of $3.00 were issued to Rudofsky as compensation.

On March 20, 2026, the Company issued Rudofsky, Brodkey and Scannell 83,750, 65,600 and 134,000 warrants, respectively. The exercise price is $8.00, and the warrants expire on January 16, 2028.

As of April 30, 2026, the Company had 1,726,777 warrants outstanding with an exercise price of $3.00, 54,674 warrants outstanding with an exercise price of $4.60, 577,094 warrants outstanding with an exercise price of $4.80 (see Note 3), 266,958 warrants outstanding with an exercise price of $7.50, and 283,350 warrants outstanding with an exercise price of $8.00. The schedule of outstanding warrants as of April 30, 2026, is as follows:

Exercise	Expiration		Exercise Price
Price	Date	Quantity	$3.00	$4.60	$4.80	$7.50	$8.00
$3.00	5/11/27	10,720	10,720
$3.00	11/29/27	1,535,807	1,535,807
$3.00	12/10/27	150,750	150,750
$3.00	3/9/29	29,500	29,500
$4.60	5/8/26	54,674		54,674
$4.80	11/17/26	6,250			6,250
$4.80	12/8/26	6,250			6,250
$4.80	12/11/26	3,125			3,125
$4.80	3/28/27	508,344			508,344
$4.80	6/7/27	37,500			37,500
$4.80	9/5/27	3,125			3,125
$4.80	8/10/28	10,000			10,000
$4.80	8/12/28	2,500			2,500
$7.50	12/22/28	10,000				10,000
$7.50	1/16/29	8,000				8,000
$7.50	1/16/29	248,958				248,958
$8.00	1/16/28	283,350					283,350
		2,908,853	1,726,777	54,674	577,094	266,958	283,350

Stock-based Compensation Expense

The Company recognizes stock-based compensation using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation for the three months ended April 30, 2026, and 2025 of $345,000 and $277,500, respectively.

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

The Company entered into a new long-term lease agreement for warehouse space in Idaho. The lease began on April 1, 2024, with an initial period of 3 years and an optional 3-year renewal at the end of the initial term. The Company may cancel the lease at any time after 13 months from the effective date of the lease by providing a 3-month notice of cancellation. The base lease payment is $3,600 through January 1, 2026, at which point base rent increases to $3,700 until January 1, 2027, at which point it increases to $3,800 until January 1, 2028, at which point it increases to $3,900. Prior to entering into this lease agreement, the Company was a party to a month-to-month lease which it had not terminated. The lessor and the Company agreed regain access to the warehouse including obtaining access to the Company’s property contained within such warehouse, the lessor agreed to the following additional payments. A single payment of $100,000 which was paid on March 5, 2024, and $6,000 per month beginning May 1, 2024, and ending on February 1, 2025. The agreement provides the following pricing:

2026	$3,700 per month
2027	$3,800 per month
2028	$3,900 per month

The remaining term of the lease was based on the amount of time left before the Company may exercise its right to cancel the lease, which is 13 months.

The Company considered whether it was probable it would exercise and extend beyond the initial 3-year term and determined it was not probable that the Company would exercise this renewal option.

The rent expense for the three months ended April 30, 2026, and 2025 was $11,510 and $9,930, respectively.

NOTE 8 – INCOME TAXES

As of April 30, 2026, and January 31, 2026, the Company has net operating loss carry forwards of $2,020,795 and $1,726,961, respectively, which may be available to reduce future years’ taxable income through 2046. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2027 and 2026), as follows:

	April 30, 2026	January 31, 2026
Tax expense (benefit) at the statutory rate	$(237,327)	$(335,674)
State income taxes, net of federal income tax benefit	(56,506)	(79,922)
Change in valuation allowance	293,833	415,596
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at April 30, 2026, and January 31, 2026, are as follows:

	April 30, 2026	January 31, 2026
Deferred tax assets:
Net operating loss carryforward	$2,020,795	$1,726,961
Timing differences	-	-
Total gross deferred tax assets	2,020,795	1,726,961
Less: Deferred tax asset valuation allowance	(2,020,795)	(1,726,961)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,020795 and $1,726,961 as of April 30, 2026, and January 31, 2026, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements except as noted below.

On May 12, 2026, the Company issued 13,333 shares of common stock of the Company to a consultant for services.

On May 19, 2026, the Company issued 2,857 shares of common stock of the Company to a consultant. The consultant will received common stock valued at $20,000 per quarter for one year.

On May 28, 2026, the Company completed a second closing under the offering for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock.

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

This discussion should be read in conjunction with our financial statements filed on our Form 8-K on January 27, 2023, our 2026 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

Private Placement

On April 17, 2026, the Company completed a private placement of convertible promissory notes and warrants for aggregate gross proceeds of approximately $1.36 million. The notes mature 12 months from issuance and are convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to customary adjustments. In connection with a national securities exchange listing and firm commitment underwritten offering, the notes will automatically convert into the securities offered at the lower of 70% of the offering price or $6.00 per share.

In connection with the offering, investors received warrants to purchase an aggregate of 226,332 shares of common stock at an exercise price of $7.50 per share for a five-year term. The warrant exercise price is subject to adjustment and may be reduced to an amount equal to 125% of the conversion price of the notes. Of the $1,357,947 principal amount of notes issued, $102,947 represented the exchange of existing indebtedness by two investors on a dollar-for-dollar basis, with no discount applied.

On May 28, 2026, the Company completed a second closing under the offering for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock.

The securities were offered and sold to accredited investors in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The Company did not engage in general solicitation or advertising in connection with the offering.

The Company engaged ThinkEquity LLC as exclusive placement agent and paid customary fees, including placement agent warrants.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three months ended April 30, 2026, and 2025, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $41,729,836 from its inception to April 30, 2026, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended April 30, 2026, compared to the three months ended April 30, 2025

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,340,324 for the three months ended April 30, 2026, compared to $563,138 for the three months ended April 30, 2025. The increase was primarily due to the increase in professional fees ($714,862 for the three months ended April 30, 2026 compared to $170,324 for the same period in 2025) related to legal fees and financing fees, an increase in payroll and related expenses ($182,500 for the three months ended April 30, 2026 compared to $65,000 for the same period in 2025), an increase in rent expense ($11,510 for the three months ended April 30, 2026 compared to $9,930 for the same period in 2025), an increase in stock-based compensation ($345,000 for the three months ended April 30, 2026 compared to $277,500 for the same period in 2025), and an increase in other general and administrative expenses ($86,452 for the three months ended April 30, 2026 compared to $40,384 for the same period in 2025).

Other Income / Expenses

The Company had other expenses, net, of $171,606 for the three months ended April 30, 2026, compared to $119,750 of expense for the three months ended April 30. 2025.

Net Loss

The Company had a net loss of $1,511,930 for the three months ended April 30, 2026, compared to $682,888 for the three months ended April 30, 2025.

Liquidity and Capital Resources

As of April 30, 2026, the Company had cash of $164,216. We do not have sufficient resources to effectuate our business. We estimate that ongoing expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund the expenses. To maintain our plan of growth, we need to raise a minimum of an additional $12,000,000. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $855,058 for the three months ended April 30, 2026, compared to cash used of $225,967 for the same period in 2025.

We used cash in investing activities of $0 for the three months ended April 30, 2026, compared to $0 for the same period in 2025.

We had cash provided by financing activities for the three months ended April 30, 2026, of $995,000 compared to $133,000 for the same period in 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2026, the Company completed a private placement of convertible promissory notes and warrants for aggregate gross proceeds of approximately $1.36 million. The notes mature 12 months from issuance and are convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to customary adjustments, including automatic conversion in connection with a qualified underwritten offering at the lower of 70% of the offering price or $6.00 per share. Investors also received five-year warrants to purchase an aggregate of 226,332 shares of common stock at an initial exercise price of $7.50 per share, subject to adjustment.

On May 28, 2026, the Company completed a second closing under the offering for gross proceeds of $185,000 and issued additional warrants to purchase 30,833 shares of common stock.

The securities were offered and sold to accredited investors in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. The Company engaged ThinkEquity LLC as exclusive placement agent and paid customary fees, including placement agent warrants.

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

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	June 1, 2026
Andrew Brodkey

/s/ Robert Scannell	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2026
Robert Scannell

