Form 10-Q
period 2026-07-31
Idaho Copper Corp
filed 2026-08-31
CIK 1263364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended July 31, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

IDAHO COPPER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	001-43386	75-3107908
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

800 W. Main Street, Suite 1460, Boise, ID 83702

(Address of Principal Executive Offices)

(208) 274-9220

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	COPR	NYSE American LLC
Common Stock Purchase Warrant	COPR WS	NYSE American LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 31, 2026, the issuer had 18,778,604 shares issued, issuable, and outstanding.

IDAHO COPPER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

July 31, 2026

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements for Idaho Copper Corporation. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

2

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IDAHO COPPER CORPORATION

IDAHO COPPER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	July 31,	January 31,
	2026	2026
ASSETS
Current assets
Cash	$12,121,420	$24,274
Other receivables	-	35,000
Prepaid expenses	327,504	32,742
Total current assets	12,448,924	92,016

Right of use assets	75,846	-
Mining claims	2,000,000	-
Deposit	100,000	100,000
Total other assets	2,175,846	100,000

Total assets	$14,624,770	$192,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$292,213	$478,652
Accounts payable and accrued expenses to related parties	-	186,613
Accrued interest, current portion	960,285	1,681,926
Notes payable, net of discounts	-	330,876
Notes payable to related party	-	209,000
Lease liability, current portion	16,887	-
Bond liabilities, current portion	1,000,000	1,791,000
Total current liabilities	2,269,385	4,678,067
Non-current liabilities
Lease liability, non-current portion	37,255	-
Bond liabilities, non-current portion	339,000	1,339,000
Accrued interest, non-current portion	698,650	629,284
Total non-current liabilities	1,074,905	1,968,284
Total liabilities	3,344,290	6,646,351

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at July 31, 2026 and January 31, 2026	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 18,778,604 and 13,938,917 shares issued and outstanding at July 31, 2026 and January 31, 2026, respectively	18,779	13,939
Additional paid-in capital	55,198,231	33,749,632
Accumulated deficit	(43,936,530)	(40,217,906)
Total stockholders’ equity (deficit)	11,280,480	(6,454,335)

Total liabilities and stockholders’ equity (deficit)	$14,624,770	$192,016

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-

Operating expenses
Operations expense	93,014	-	598,928	-
Professional fees	237,505	28,311	446,453	198,635
Payroll and related expenses	313,355	60,000	495,855	125,000
Rent expense	11,532	349	23,042	10,279
Stock-based compensation	318,026	597,500	663,026	875,000
Other general and administrative expenses	99,911	15,309	186,363	55,693
Total operating expenses	1,073,343	701,469	2,413,667	1,264,607

Operating loss	(1,073,343)	(701,469)	(2,413,667)	(1,264,607)

Other income (expense)
Amortization of debt discount	(770,844)	-	(807,645)	-
Interest income	29,725	-	29,725	-
Interest expense	(392,232)	(76,495)	(527,037)	(196,245)
Total other income (expense)	(1,133,351)	(76,495)	(1,304,957)	(196,245)

Net loss	$(2,206,694)	$(777,964)	$(3,718,624)	$(1,460,852)

Basic and diluted net loss per common share	$(0.14)	$(0.06)	$(0.25)	$(0.11)
Basic and diluted weighted average common shares outstanding	15,468,428	13,204,204	14,717,840	13,152,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended July 31, 2026 and 2025

(unaudited)

					Additional	Accumu-
	Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2025	196.67	$-	13,073,161	$13,073	$31,960,915	$(37,142,942)	$(5,168,954)
Stock-based compensation	-	-	74,567	75	277,425	-	277,500
Exercise of warrants	-	-	22,500	23	107,977	-	108,000
Net loss for the period ended April 30, 2025	-	-	-	-	-	(682,888)	(682,888)
Balance, April 30, 2025	196.67	$-	13,170,228	$13,170	$32,346,318	$(37,825,830)	$(5,466,342)
Stock-based compensation	-	-	111,548	112	597,388	-	597,500
Exercise of warrants	-	-	11,250	11	53,989	-	54,000
Net loss for the period ended July 31, 2025	-	-	-	-	-	(777,964)	(777,964)
Balance, July 31, 2025	196.67	$-	13,293,026	$13,293	$32,997,696	$(38,603,794)	$(5,592,805)

Balance, January 31, 2026	-	$-	13,938,917	$13,939	$33,749,632	$(40,217,906)	$(6,454,335)
Stock-based compensation	-	-	10,000	10	344,990	-	345,000
Issuance of warrants with convertible notes payable	-	-	-	-	769,828	-	769,828
Deferred offering costs	-	-	-	-	133,082	-	133,082
Net loss for the period ended April 30, 2026	-	-	-	-	-	(1,511,930)	(1,511,930)
Balance, April 30, 2026	-	$-	13,948,917	$13,949	$34,997,532	$(41,729,836)	$(6,718,355)
Stock-based compensation	-	-	48,356	49	317,977	-	318,026
Issuance of warrants with convertible notes payable	-	-	-	-	60,645	-	60,645
Deferred offering costs	-	-	-	-	(1,001,741)	-	(1,001,741)
Sale of common stock and warrants	-	-	3,712,000	3,712	16,744,543	-	16,748,255
Acquisition of asset	-	-	309,278	309	1,499,691		1,500,000
Conversion of notes payable into common stock	-	-	760,053	760	2,579,584	-	2,580,344
Net loss for the period ended July 31, 2026	-	-	-	-	-	(2,206,694)	(2,206,694)
Balance, July 31, 2026	-	$-	18,778,604	$18,779	$55,198,231	$(43,936,530)	$11,280,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

Consolidated Statements of Cash Flows

For the Six Months Ended July 31,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(3,718,624)	$(1,460,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	663,026	875,000
Amortization of ROU asset	649	-
Amortization of debt discount	807,645	-
Change in assets and liabilities:
Prepaid expenses	(294,762)	(66,432)
Other receivable	35,000	3,644
Accounts payable and accrued expenses	(195,166)	122,673
Accounts payable and accrued expenses - related party	(186,613)	30,000
Accrued interest	(392,175)	169,844
Net cash used in operating activities	(3,281,020)	(326,123)

Cash flows used in investing activities:
Purchase of mining asset	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash flows provided by financing activities:
Proceeds from sale of common stock	16,548,166	-
Proceeds from exercise of warrants	-	162,000
Proceeds from convertible notes payable	1,440,000	-
Proceeds from note payable	-	65,000
Proceeds from notes payable to related party	100,000	-
Repayment of debenture	(1,791,000)	-
Repayment of notes payable	(185,000)	-
Repayment of notes payable to related parties	(234,000)	-
Net cash provided by financing activities	15,878,166	227,000

Net increase (decrease) in cash	12,097,146	(99,123)

Cash at beginning of period	24,274	100,678

Cash at end of period	$12,121,420	$1,555

Cash paid for interest	$429,058	$11,785
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into convertible notes payable	$102,947	$-
Conversion of notes payable and accrued interest into common stock	$119,849	$-
Issuance of warrants for convertible notes payable	$780,854	$-
Issuance of common stock for mining asset	$1,500,000	$-
Right of use asset	$21,704	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDAHO COPPER CORPORATION

and Subsidiary

Notes to the Condensed Consolidated Financial Statements

July 31, 2026

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The accompanying condensed consolidated financial statements include the financial statements of Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) (referred to herein as “Idaho Copper”). Idaho Copper is hereinafter also referred to as the “Company,” “we,” and “us.”

On February 3, 2022, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of January 31, 2022 (the “Purchase Agreement”) by and among the Company, International CuMo Mining Corporation, an Idaho corporation (“ICUMO”), and all of the shareholders of ICUMO (collectively, the “ICUMO Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the ICUMO Shareholders transferred all the issued and outstanding shares of common stock of ICUMO to the Company in exchange for 9,112,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this share exchange (the “Exchange” or the “RTO”), ICUMO became a wholly owned subsidiary of the Company. See Note 8. For financial reporting purposes, the acquisition of ICUMO and the change of control in connection with the acquisition represented a “reverse acquisition.”Therefore, ICUMO is deemed to be the acquirer for financial reporting purposes, and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the acquisition are those of ICUMO.

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) following the Exchange; however, as a result of the Exchange, the Company has ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

ICUMO Background

ICUMO is an exploration and development company with mineral right interests in the United States of America. ICUMO was originally incorporated under the laws of Nevada in 2005, as Mosquito Mining Corp. In 2013, ICUMO was redomiciled in Idaho, and its name changed to Idaho CuMo Mining Corporation. In March 2023, the Company’s name was changed to Idaho Copper Corporation to align with its new business following the Exchange.

Nature of Operations

The Company is in the process of exploring its mineral rights interests in the United States, and as of the date of these condensed consolidated financial statements, has not yet determined whether any of its mineral properties contain economically recoverable mineral reserves. Accordingly, the carrying amount of mineral right interests represents cumulative expenditures incurred to date and does not necessarily reflect present or future values. The recovery of these costs is dependent upon the discovery of economically recoverable mineral reserves and the ability of the Company to obtain the necessary financing to complete their exploration and development and to resolve any environmental, regulatory, or other constraints. Uncertainty also exists with respect to the recoverability of the carrying value of certain mineral rights interests. The ability of the Company to realize its investment in resource properties is contingent upon the resolution of the uncertainties and confirmation of the Company’s title to the mineral properties.

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

The unaudited condensed consolidated financial statements of the Company for the six month periods ended July 31, 2026, and 2025 have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for audited financial statements as of and for a fiscal year end. However, such information reflects all adjustments (consisting solely of normal recurring adjustments unless otherwise indicated), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of January 31, 2026, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended January 31, 2026, included in the Company’s Annual Report on Form 10-K for the period ended January 31, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026. These condensed consolidated financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation.

Reverse Stock Split

On September 10, 2025, the Board determined to effectuate 1-for-20 reverse stock split (the “Reverse Stock Split”) and filed a Certificate of Change to the Company’s Amended and Restated Articles of Incorporation on October 15, 2025. The Reverse Stock Split became effective on December 15, 2025. All share and per share amounts in the accompanying financial statements have been retrospectively adjusted to reflect the Reverse Stock Split.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of operating expenses and corporate general and administrative expenses. On July 31, 2026, we had $12,121,420 in cash. Our net loss incurred for the six months ended July 31, 2026, was $3,718,624, and the working capital surplus was $10,179,539 as of July 31, 2026. We currently do not generate revenues and expect to continue to incur operating losses for the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern as we estimate that we will need approximately $20,000,000 over the next twelve months to maintain our operations schedule. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large and reputable banking institutions which it believes mitigates these risks. The Company has not experienced any losses in such accounts. As of July 31, 2026, the Company’s aggregate cash balance exceeded FDIC insurance limits. The Company has deposited its funds in an account that utilizes the IntraFi network, which serves as the technology and recordkeeping platform behind the program. Funds are placed across a network of participating FDIC-insured banks, allowing clients to obtain FDIC insurance coverage on balances significantly above standard limits.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of July 31, 2026. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any such interest expense recognized during the six months ended July 31, 2026.

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

Stock Compensation

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

Management reviews the carrying amounts of mineral rights annually or when there are indicators of impairment and will recognize impairment based upon current exploration results and upon assessment of the probability of profitable exploitation of the rights. An indication of impairment includes but is not limited to expiration of the right to explore, substantive expenditures in the specific area are neither budgeted nor planned, and if the entity has decided to discontinue the exploration activity in a specific area. Management’s assessment of the mineral right’s fair value is also based upon a review of other mineral right transactions that have occurred in the same geographic area as that of the rights under review.

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

Reclamation Provision

An obligation to incur restoration, rehabilitation and environmental costs arises when environmental disturbance is caused by the exploration, development, or ongoing production of a mineral property interest. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided and capitalized at the start of each project to the carrying amount of the asset, as soon as the obligation to incur such costs arises. These costs are charged against profit or loss over the economic life of the related asset, through amortization using either the unit-of-production or straight-line method. The related liability is adjusted for each period for the unwinding of the discount rate and for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation. Costs for restoration of subsequent site damage which is created on an ongoing basis during production are provided for at their net present values and charged against profits as extraction progresses. As of July 31, 2026, there are no such costs as production has not yet commenced.

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

Organization, Offering and Related

The Company capitalizes certain direct and incremental costs incurred in connection with the issuance of its equity securities, including common stock, preferred stock, units, warrants, and other equity-linked instruments. Such costs may include underwriting fees, placement agent commissions, legal fees, accounting fees, SEC filing fees, stock exchange listing fees, printing costs, transfer agent fees, and other costs directly attributable to a specific equity offering.

Upon completion of an equity offering, these costs are recorded as a reduction of the gross proceeds received and are reflected as a charge to additional paid-in capital with stockholders’ equity. Offering costs are not recorded as an expense in the statements of operation when directly attributable to a successful equity issuance.

Costs associated with abandoned or unsuccessful equity offerings are expensed as incurred and included with general and administrative expenses in the period the offering is no longer considered probable of completion.

When an offering includes both liability-classified and equity-classified securities, the Company allocates offering costs to the respective instruments based on a reasonable and consistent allocation methodology, generally using the relative fair value of the securities issued, in accordance with U.S. GAAP.

Deferred offering costs incurred prior to the closing of an offering are recorded as other assets on the balance sheet. Upon consummation of the offering, such deferred costs are reclassified as a reduction of stockholders’ equity against the related gross proceeds. During the six months ended July 31, 2026, offering costs incurred as a component of stockholders’ equity was $1,001,741.

Lease Policy

The Company categorizes a lease at its inception as either an operating or finance lease based on the criteria in ASC 842, Leases (“ASC 842”). The Company adopted ASC 842 on January 23, 2023, using the modified retrospective approach, and has established a right-of-use asset and a current and non-current lease liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing rate for the lease established at the commencement date, and the right-of-use asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

The Company has lease arrangements for vehicles and facilities. These leases typically have original terms not exceeding 10 years and, in some cases, contain multi-year renewal options, none of which are reasonably certain of exercise. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there are such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as short-term leases.

Stock Purchase Warrants

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

NOTE 2 – RECLAMATION BONDS AND PROVISIONS

Reclamation Bonds and Provisions

During 2016, the Company entered into a surety agreement that guarantees the reclamation bond on the CuMo project. In order to maintain the good standing of this surety, the Company is required to make an annual payment of $8,340. The Company has a deposit of $100,000 (as reflected in Deposit on the accompanying consolidated balance sheets) for the reclamation bond, which has a face value of $278,000 as determined by the United States Department of Agriculture Forest Service.

The deposit is refundable when the Company completes the required reclamation clean-up costs.

NOTE 3 – PREPAID EXPENSES

As of July 31, 2026, and January 31, 2026, the Company had prepaid expenses of $327,504 and $32,752, respectively. The prepaid expenses detail is as follows:

	July 31, 2026	January 31, 2026
Prepaid insurance	$47,214	$-
Prepaid operations	128,356	-
Prepaid investor relations	86,667	-
Prepaid operations	20,000	-
Prepaid legal	19,583	-
Prepaid other	25,684	32,742
	$327,504	$32,742

NOTE 4 – INTANGIBLE ASSETS

Mining Claims

On July 7, 2026, the Company exercised an option to purchase mining claims by paying $500,000 in cash and $1,500,000 in common stock of the Company. As a result, the Company issued 309,278 shares of common stock to the seller based on the $4.85 per share trading price of the Company’s common stock at such time.

Mining claims consist primarily of unpatented mining claims, mineral leases, option agreements, and related acquisition costs associated with the Company’s exploration properties.

As of July 31, 2026, the Company’s mining claims are considered unproven and are therefore classified as indefinite-lived intangible assets. Accordingly, no amortization expense was recognized during the six months ended July 31, 2026. The assets will begin to be amortized when the underlying mineral properties are placed into commercial production.

Intangible assets
	July 31, 2026	January 31, 2026
Mining claims and mineral rights	$2,000,000	$-
Accumulated amortization	$-	$-
Net carrying amount	$2,000,000	$-

The Company performs periodic impairment assessments of its mining claims and evaluates whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management concluded that no impairment indicators existed as of July 31, 2026.

No impairment charges were recognized during the six months ended July 31, 2026 and 2025.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan Partners, LP (“Feehan”), a company controlled by Robert Scannell (“Scannell”), the Company’s Executive Chairman (formerly, Chief Financial Officer). The note was non-interest bearing and was due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was non-interest-bearing and was due on November 4, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was non-interest-bearing and was due on November 20, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was non-interest-bearing and was due on December 3, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was non-interest-bearing and was due on April 15, 2026. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note was non-interest-bearing and was due on October 28, 2025. On July 31, 2025, Feehan extended the due date for the note to April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note was non-interest bearing and was due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On August 12, 2025, the Company issued a promissory note for $25,000 to Gil Atzmon. The note bore interest of 7.5% and matured on February 28, 2026. On March 1, 2026, the note was in default. On July 7, 2026, the note was paid.

On August 12, 2025, the Company issued a promissory note for $25,000 to Jon Powell. The note bore interest of 7.5% and matured on February 28, 2026. On March 1, 2026, the note was in default. On July 7, 2026, the note was paid.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note was non-interest-bearing and was due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note was non-interest-bearing and was due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note was non-interest-bearing and was due on February 28, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note was non-interest bearing and was due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note was non-interest bearing and was due on April 30, 2026. On March 3, 2026, Feehan extended the due date for the note to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 22, 2025, the Company issued a promissory note for $50,000 to Girish Gaitonde (“Gaitonde”). In addition, the Company issued Gaitonde a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants were accounted for as additional paid-in capital. The remainder of the proceeds were allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Gaitonde was $33,335. Therefore, the Company recorded debt discount of $18,492 related to the warrants’ relative fair value issued to Gaitonde, which was amortized into interest expense over the term of the convertible promissory note agreement. For the six months ended July 31, 2026, amortization of debt discount related to this note payable amounted to $10,878, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and was due on February 28, 2026. On April 17, 2026, as part of the issuance of convertible notes and warrants for common stock (see Convertible Notes Payable below), Gaitonde converted $51,624 of principal and accrued interest into a convertible note and received additional warrants to acquire 16,937 shares of common stock.

On December 22, 2025, the Company issued a promissory note for $25,000 to Tomasa Zwicke (“Zwicke”). In addition, the Company issued Zwicke a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants were accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Zwicke was $16,665. Therefore, the Company recorded debt discount of $9,245 related to the warrants relative fair value issued to Zwicke, which was amortized into interest expense over the term of the convertible promissory note agreement. For the six months ended July 31, 2026, amortization of debt discount related to this note payable amounted to $5,438, which has been included in interest expense on the accompanying consolidated statements of operations. The note bears interest at 7.5% and was due on February 28, 2026. The promissory note was in default as of March 1, 2026. On July 7, 2026, the note was paid.

On January 15, 2026, the Company issued a promissory note for $100,000 to PV Partners, LP (“PV Partners”). In addition, the Company issued PV Partners 13,333 shares of common stock of the Company. The note bears interest at 10.5% and was due on February 13, 2026. On April 17, 2026, the promissory note was paid.

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

On January 16, 2026, the Company issued a promissory note for $30,000 to Gil Atzmon (“Atzmon”). In addition, the Company issued Atzmon a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants were accounted for as additional paid-in capital. The remainder of the proceeds were allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Atzmon was $20,000. Therefore, the Company recorded debt discount of $11,869 related to the warrants relative fair value issued to Atzmon, which was amortized into interest expense over the term of the convertible promissory note agreement. For the six months ended July 31, 2026, amortization of debt discount related to this note payable amounted to $3,018, which has been included in interest expense on the accompanying consolidated statements of operations. The note bore interest at 12% and was due on March 16, 2026. On July 7, 2026, the note was paid.

On January 16, 2026, the Company issued a promissory note for $30,000 to Jon Powell (“Powell”). In addition, the Company issued Powell a stock purchase warrant to acquire 6,667 shares of common stock of the Company at an exercise price of $7.50 with an expiration date of December 22, 2028. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants were accounted for as additional paid-in capital. The remainder of the proceeds were allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to Powell was $20,000. Therefore, the Company recorded debt discount of $11,869 related to the warrants relative fair value issued to Powell, which was amortized into interest expense over the term of the convertible promissory note agreement. For the six months ended July 31, 2026, amortization of debt discount related to this note payable amounted to $3,018, which has been included in interest expense on the accompanying consolidated statements of operations. The note bore interest at 12% and was due on March 16, 2026. On July 7, 2026, the note was paid.

On January 16, 2026, the Company issued a promissory note for $25,000 to Michael Ward (“Ward”). In addition, the Company issued Ward 3,333 shares of common stock of the Company. The note bore interest at 10.5% and was due on February 13, 2026. On April 17, 2026, the promissory note was paid.

On March 9, 2026, the Company issued a promissory note for $100,000 to Steven Rudofsky. The note bears interest at 8% and is due on March 9, 2027. On July 7, 2026, the note was paid.

As of July 31, 2026, the Company had no outstanding notes payable.

Convertible Notes Payable

On April 17, 2026, the Company received cash of $1,255,000 from its initial closing in its private placement in exchange for convertible notes payable to several parties. The convertible notes payable had a stated maturity date of April 17, 2027, and were non-interest-bearing, except in the case of default, in which case an 18% interest rate would apply. The convertible notes payable were convertible at $6.00 per share for a voluntary conversion. The notes further stipulated that if the Company has successfully uplisted to the NYSE, the convertible notes payable were to be mandatorily converted at a conversion price equal to the lower of the listing price or 70% of the offering price of $6.50 in the Company’s underwritten offering and listing on the NYSE American. As part of the issuance of the convertible notes payable, each convertible note payable holder also received warrants to purchase common stock, with an expiration date of April 17, 2031, and an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 226,332 shares of common stock, which were issued to the note holders.

On May 28, 2026, the Company completed a second closing under the convertible note offering described above for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock, at an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 30,833 shares of common stock, which were issued to the note holders.

As of July 31, 2026, the Company has no convertible notes payable.

NOTE 6 – BOND LIABILITIES

The Company has bond liabilities as of July 31, 2026, and January 31, 2026, which are as follows:

	Principal Amount		Interest	Note	Maturity	Colla-	Origi-
	7/31/2026	1/31/2026	Rate	Date	Date	teral	nation	Features

Yin Yin Silver Limited	$500,000	$500,000	8.5%	8/4/15	12/27/27	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$500,000	$500,000	8.5%	10/28/16	10/28/26	(1)	(2)	(5) (8)
Yin Yin Silver Limited	$250,000	$250,000	8.5%	12/27/17	4/8/25	(1)	(2)	(5) (8)
Barry Swenson	$-	$500,000	8.5%	12/31/17	12/31/25	(1)	(2)	(5) (11)
Don H. Adair or Joanne Adair	$-	$125,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7) (11)
Joseph Swinford or Danielle Swinford	$-	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7) (11)
Brandon Swain or Sierra Swain	$-	$50,000	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7) (11)
Scott Collins or Kendra Collins	$-	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (7) (11)
Carl Collins or Ellen Collins	$-	$12,500	8.5%	2/15/17	2/15/26	(1)	(3)	(6) (11)
Bret Renaud	$-	$5,000	8.5%	10/14/17	10/14/24	(1)	(2)	(5) (9) (11)
Elatam Group Ltd	$67,000	$67,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
James Hardy	$7,000	$7,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Acepac Holdings	$-	$1,000,000	7.5%	8/24/21	5/31/28	(1)	(4)	(6) (12)
Rick Ward	$15,000	$15,000	7.5%	8/24/21	5/31/28	(1)	(2)	(6)
Robert & Joan Sweetman	$-	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10) (11)
Michael Swenson	$-	$10,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10) (11)
Connie Sun	$-	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10) (11)
Elizabeth Enoch	$-	$10,000	8.0%	8/1/18	7/1/25	(1)	(2)	(6) (10) (11)
William C. Stanton and Carol Stanton	$-	$3,000	8.0%	7/1/18	7/1/25	(1)	(2)	(6) (10) (11)
Total	$1,339,000	$3,130,000

(1)

All notes above are secured by the following collateral: all the assets of ICUMO except for the following patented lode mining claims located in Section 13, Township 8 North, Range 5 East, Boise Meridian, Boise County, Idaho, as depicted on Mineral Survey 1706: (i) Blackbird, (ii) Red Flag, (iii) Enterprise, (iv) Enterprise Fraction, (v) Commonwealth, (vi) Baby Mine. Each Note will rank pari passu with all other Notes.

(2)	Financial investment by accredited investor.

(3)	Issued in exchange for 20 unpatented mining claims located approximately 10 miles northeast of Pioneerville, Idaho.

(4)	Issued to settle litigation between MultiMetal Development Ltd. (former parent company of Idaho Copper Corp) and Acepac Holdings.

(5)	Interest capitalized; accrual dates 6/30 and 12/31.

(6)	Interest paid in cash on 6/30 and 12/31.

(7)	On September 25, 2023, these notes were extended from February 15, 2024, to February 15, 2025. The extension was analyzed for modification versus extinguishment and was determined to be a modification. On December 16, 2024, the notes were extended again to February 15, 2026.

(8)	The Company has been advised by counsel that the notes cannot be repaid without receipt of basic KYC/AML information from the bondholder including: Articles of Incorporation, evidence of good standing, a list of shareholders of the entity, and identification documents from each shareholder. The Company has repeatedly requested this information from the bondholder and has received no response. The notes are governed by British Columbia law, which has a 24-month statute of limitations on past due debt. If the creditor has not compiled the Company’s KYC/AML request in that time frame, the notes will be written off, and the principal and accrued interest will be taken into income.

(9)	This note was in default as of 10/14/24. The Company paid the note on July 7, 2026.

(10)	These notes were in default as of 7/1/25.

(11)	These notes were paid in July 2026.

(12)	On July 7, 2026, this note and accrued interest was converted into 305,566 shares of common stock of the Company.

Future payments are as follows:

Fiscal Year
2027	$750,000
2028	$500,000
2029	$89,000
2030	$-
2031	$-
Thereafter	$-
Total	$1,339,000

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company compensated its officers $495,855 and $125,000, net of conversion to common stock, for the six months ended July 31, 2026, and 2025, respectively.

On July 31, 2025, Mr. Brodkey and Mr. Scannell elected to convert accrued compensation of $42,500 and $87,500 into 121,429 and 250,000 shares of common stock, respectively. The conversion rate was $0.35 per share.

On October 28, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On November 4, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 4, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On November 20, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on November 20, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 3, 2024, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on December 3, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027, and the interest rate will be 7.5%. On July 7, 2026, the note was paid.

On April 15, 2025, the Company issued a secured promissory note for $25,000 to Feehan. The note was due on April 15, 2026. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On April 30, 2025, Brodkey and Scannell each elected to convert accrued compensation of $42,500 and $87,500 into 7,083 and 14,583 shares of common stock, respectively.

On June 30, 2025, the Company issued a secured promissory note for $40,000 to Feehan. The note was due on October 28, 2025. On October 31, 2025, the due date was extended to April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On August 5, 2025, the Company issued a promissory note for $15,000 to Feehan. The note was due on April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On August 10, 2025, the Company issued Scannell 10,000 warrants to purchase 10,000 shares of common stock at an exercise price of $4.80.

On August 18, 2025, Steven Rudofsky exercised 8,333 warrants to purchase 8,333 shares of common stock at an exercise price of $3.00.

On September 25, 2025, the Company issued a promissory note for $5,000 to Feehan. The note was due on April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On October 14, 2025, the Company issued a promissory note for $15,000 to Feehan. The note was due on April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On October 31, 2025, the Company issued a promissory note for $2,000 to Feehan. The note was due on February 28, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On October 31, 2025, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 6,037 and 12,429 shares of common stock, respectively. Additionally, other parties converted $67,500 of accrued compensation into 9,588 shares of common stock. The conversion rate was $7.04 per share.

On December 1, 2025, the Company issued a promissory note for $2,000 to Feehan. The note was due on April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 11, 2025, the Company issued a promissory note for $5,000 to Feehan. The note was due on April 30, 2026. See Note 5. On March 3, 2026, the due date was extended to April 30, 2027. After the due date, if unpaid, the note was to accrue interest at 7.5%. On July 7, 2026, the note was paid.

On December 23, 2025, Mr. Rudofsky exercised 8,333 warrants to purchase 8,333 shares of common stock at an exercise price of $3.00.

On January 31, 2026, Brodkey and Scannell elected to convert accrued compensation of $42,500 and $87,500 into 5,445 and 12,284 shares of common stock, respectively. Additionally, other parties converted $51,667 of accrued compensation into 8,575 shares of common stock. The conversion rate was $7.10 per share.

On March 9, 2026, the Company issued a promissory note for $100,000 to Steven Rudofsky. The note bears interest at 8% and was due on March 9, 2027. On July 7, 2026, the note was paid.

On July 2, 2026, the Company entered into director agreements with Gil Atzmon (“Atzmon”), David Herskovits (“Herskovits”), Dr. John Moeller (“Moeller”), Corey Redfield (“Redfield”), and Steven Rudofsky (“Rudofsky”). The agreements provide that each director will be issued common stock valued annually at $35,000, and be issued such stock in quarterly issuances starting on August 1, 2026. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

On July 28, 2026, with an effective date of April 1, 2026, the Company entered into executive employment agreements with Scannell, Brodkey and Bruce Harmon (“Harmon”). These agreements provided for the issuance of 250,000, 250,000 and 125,000 shares of common stock, respectively, upon execution of the agreements, vesting annually over two years. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

On July 31, 2026, the Company agreed to compensate Moeller with 9,091 shares of common stock for services. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

As of July 31, 2026, the Company has no outstanding payables to its officers.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized share capital of 10,000,000 shares of preferred stock with par value of $0.001.

On January 12, 2024, we entered into Unit Subscription Purchase Agreements (“Subscription Agreements”) with purchasers for an aggregate of 23 (“Units”) at a price of $12,000 per Unit. Each Unit was comprised of one (1) share of Series A Convertible Non-Voting Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), and (ii) 3,125 common stock purchase warrants (the “Warrants”). The rights and preferences of the Series A Preferred Stock, include without limitation, the right of each holder thereof to convert each share of Series A Preferred Stock into 2,500 shares of the Company’s common stock, par value $0.001 par value per share as set forth in the Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (the “Certificate of Designation”). The Warrant holders have the right to exercise the Warrants for three (3) years at an exercise price of $4.80 per share of common stock. The Units were offered and sold in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company agreed to file a registration statement to cover the resale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock, and upon the exercise of the Warrants. The Company intended to utilize the net proceeds from the sale of the Units in the Offering for working capital and general corporate purposes.

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

Between August 6, 2025 and October 16, 2025, all shareholders of Series A Preferred Stock converted their collective 196.67 shares of Series A Preferred Stock into 491,667 shares of common stock.

As of July 31, 2026, and January 31, 2026, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

On May 16, 2025, a warrant holder exercised a warrant for 11,250 shares of common stock for $54,000 at an exercise price of $4.80 per share.

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

On August 18, 2025, Mr. Rudofsky exercised a warrant for 8,333 shares of common stock at an exercise price of $3.00 per share.

On October 13, 2025, a consultant with a balance due in combined expense reimbursements and compensation of $46,048 in the aggregate utilized those payables for the value of the exercise price of warrants held by the consultant. The actual number of warrants (with an exercise price of $3.00 per share) exercised was 23,812, which was exercised into the same amount of shares of common stock, valued at $71,464. The Company incorrectly duplicated the open payable for compensation in the amount of $25,416 in the warrant exercise. The duplication of $25,416 was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

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

On December 23, 2025, Mr. Rudofsky exercised a warrant for 8,333 shares of common stock at an exercise price of $3.00 per share.

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

On April 17, 2026, the Company received cash of $1,255,000 from its initial closing in its private placement in exchange for convertible notes payable to several parties. The convertible notes payable had a stated maturity date of April 17, 2027, and were non-interest-bearing, except in the case of default, in which case an 18% interest rate would apply. The convertible notes payable were convertible at $6.00 per share for a voluntary conversion. The notes further stipulated that if the Company has successfully uplisted to the NYSE, the convertible notes payable were to be mandatorily converted at a conversion price equal to the lower of the listing price or 70% of the offering price of $6.50 in the Company’s underwritten offering and listing on the NYSE American. As part of the issuance of the convertible notes payable, each convertible note payable holder also received warrants to purchase common stock, with an expiration date of April 17, 2031, and an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 226,332 shares of common stock, which were issued to the note holders.

On May 12, 2026, the Company issued 13,333 shares of common stock of the Company to a consultant for services.

On May 19, 2026, the Company issued 2,857 shares of common stock of the Company to a consultant. The consultant will received common stock valued at $20,000 per quarter for one year.

On May 22, 2026, the Company issued 27,716 shares of common stock of the Company to several consultants.

On May 28, 2026, the Company completed a second closing under the convertible note offering described above for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock, at an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 30,833 shares of common stock, which were issued to the note holders.

On June 22, 2026, the Company issued 4,450 shares of common stock of the Company to a consultant.

On July 2, 2026, in connection with the Company’s listing on the NYSE American, the Company entered into an underwriting agreement pursuant to which it sold 3,712,000 shares of common stock and warrants to purchase 4,723,287 shares of common stock, for an aggregate purchase price of $18,008,768, netting the Company $16,548,166 in cash after payment of various offering expenses and commissions.

On July 2, 2026, the Company entered into director agreements with Atzmon, Herskovits, Moeller, Redfield, and Rudofsky. The agreements provide that each director will be issued common stock valued annually at $35,000, and be issued such stock in quarterly issuances starting on August 1, 2026. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares which are contractually obligated will be issued following shareholder approval.

On July 7, 2026, the Company exercised an option to purchase mining claims by paying $500,000 in cash and $1,500,000 in common stock of the Company, issuing 309,278 shares of common stock to the seller based on the $4.85/share trading price of the Company’s common stock at such time. See Note 4.

On July 7, 2026, Acepac Holdings converted a note payable for $1,000,000 and accrued interest into 305,566 shares of common stock (see Note 6).

On July 28, 2026, with an effective date of April 1, 2026, the Company entered into executive employment agreements with Scannell, Brodkey and Harmon. These agreements provided for the issuance of 250,000, 250,000 and 125,000 shares of common stock, respectively, upon execution of the agreements, vesting over two years. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares which are contractually obligated will be issued following shareholder approval.

On July 31, 2026, the Company agreed to compensate Moeller with 9,091 shares of common stock for services. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares which are contractually obligated will be issued following shareholder approval.

As of July 31, 2026, and January 31, 2026, the Company had 18,778,604 and 13,938,917 shares issued, issuable, and outstanding, respectively.

As of July 31, 2026, the Company has 634,091 shares of common stock that is contractually obligated to issue and which shares will be issued following shareholder approval.

Options

On January 23, 2023, as part of the RTO, the Company issued stock options for common stock in exchange for options previously issued by ICUMO prior to closing. Including but not limited to those options issued in the RTO, the Company has an aggregate of 1,356,750 outstanding options issued to various officers, directors, and employees, based upon milestones. As of January 31, 2026, and 2025, 1,132,300 and 60,300 options are vested. The exercise price for the options is $2.50, and they expire on December 31, 2032. The Company recognized $378,496 during the period ended January 31, 2025, in stock-based compensation expense related to the estimated vesting of these options. As of January 31, 2026, none of the remaining milestones necessary for these options to vest have been met. The remaining additional compensation to be recognized as these options vest is approximately $568,000 during the fiscal year ending January 31, 2027, based on the current estimated time to reach the milestones.

The remaining vesting milestones required to be met are (1) obtaining an updated PEA, (2) an uplist of the Company’s common stock to a national exchange (which milestone was met during the three months ended July 31, 2026, in connection with the Company’s listing on the NYSE American), and (3) the successful raising of $5 million or more in new capital (which milestone was met during the three months ended July 31, 2026, in connection with the Company’s listing on the NYSE American and underwritten offering). Each of these milestones vest an additional 20% of the options upon being met and were estimated to have a 50% probability of being met as of January 31, 2026, with two of the three milestones met as of July 31, 2026. Management reviews the estimate of meeting each probability as well as the related timing at each reporting period.

On March 3, 2026, the Company issued Rudofsky, Brodkey and Scannell 268,000, 268,000 and 268,000 options for common stock, respectively. The options have an exercise price of $8.00, expire on September 30, 2032, and are fully vested.

On July 1, 2026, the Company executed an employment agreement with an employee which provided 30,928 options for common stock. The options for common stock vest quarterly over two years, with an exercise price of $4.85.

On July 15, 2026, the Company executed an employment agreement with an employee which provided 61,856 options for common stock. The options for common stock vest quarterly over two years, with an exercise price of $4.85.

As of July 31, 2026, the Company had 1,356,750 options outstanding with an exercise price of $2.50, held by (i) Brodkey, Scannell, and Rudofsky, each with 402,000 options, (ii) Moeller with 134,000 options, and (iii) Rudofsky holds 16,750 options.

As of July 31, 2026, the Company has 92,784 options for common stock that is contractually obligated to issue and which options will be issued following shareholder approval.

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

On February 24, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On March 25, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On May 16, 2025, 11,250 warrants were exercised at $4.80 for $54,000.

On August 18, 2025, 8,333 warrants were exercised at $3.00 for $25,000.

On October 13, 2025, a consultant with a balance due in combined expense reimbursements and compensation of $46,048 in the aggregate utilized those payables for the value of the exercise price of warrants held by the consultant. The actual number of warrants (with an exercise price of $3.00 per share) exercised were 23,812, which was exercised into the same amount of shares of common stock, valued at $71,464. The Company incorrectly duplicated the open payable for compensation in the amount of $25,416 in the warrant exercise. The duplication of $25,416 was recorded as an other receivable at October 31, 2025, which will be offset with future compensation.

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

On April 17, 2026, the Company received cash of $1,255,000 from its initial closing in its private placement in exchange for convertible notes payable to several parties. The convertible notes payable had a stated maturity date of April 17, 2027, and were non-interest-bearing, except in the case of default, in which case an 18% interest would apply. The convertible notes payable were convertible at $6.00 per share for a voluntary conversion. The notes further stipulated that if the Company has successfully uplisted to the NYSE, the convertible notes payable were to be mandatorily converted at a conversion price equal to the lower of the listing price or 70% of the offering price of $6.50 in the Company’s underwritten offering and listing on the NYSE American. As part of the issuance of the convertible notes payable, each convertible note payable holder also received warrants to purchase common stock, with an expiration date of April 17, 2031, and an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 226,332 shares of common stock, which were issued to the note holders.

On May 28, 2026, the Company completed a second closing under the convertible note offering described above for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock at an exercise price of $6.00 per share, which was adjusted to $4.24375 as a result of the Company’s underwritten offering and uplisting on the NYSE American. On or about July 2, 2026, the Company successfully uplisted to the NYSE American, and the convertible notes converted into an aggregate of 30,833 shares of common stock, which were issued to the note holders.

On July 2, 2026, in connection with the Company’s listing on the NYSE American, the Company entered into an underwriting agreement pursuant to which it sold 3,712,000 shares of common stock and warrants to purchase 4,723,287 shares of common stock, for an aggregate purchase price of $18,008,768, netting the Company $16,548,166 in cash after payment of various offering expenses and commissions. The warrants were valued at $37,120.

In connection with the listing on the NYSE American, the Company entered into various agreements to issue 4,850 warrants valued at $23,525.

As of July 31, 2026, the Company had 1,726,777 warrants outstanding with an exercise price of $3.00, 257,165 warrants outstanding with an exercise price of $4.24375, 54,674 warrants outstanding with an exercise price of $4.60, 577,094 warrants outstanding with an exercise price of $4.80 (see Note 5), 4,723,287 warrants outstanding with an exercise price of $5.75, 266,958 warrants outstanding with an exercise price of $7.50, and 283,350 warrants outstanding with an exercise price of $8.00. The schedule of outstanding warrants as of July 31, 2026, is as follows:

Exercise	Expiration		Exercise Price
Price	Date	Quantity	$3.00	$4.24375	$4.60	$4.80	$5.75	$7.50	$8.00
$3.00	5/11/27	10,720	10,720
$3.00	11/29/27	1,535,807	1,535,807
$3.00	12/10/27	150,750	150,750
$3.00	3/9/29	29,500	29,500
$4.24375	4/17/27	226,332		226,332
$4.24375	5/28/27	30,833		30,833
$4.60	5/8/27	54,674			54,674
$4.80	11/17/26	6,250				6,250
$4.80	12/8/26	6,250				6,250
$4.80	12/11/26	3,125				3,125
$4.80	3/28/27	508,344				508,344
$4.80	6/7/27	37,500				37,500
$4.80	9/5/27	3,125				3,125
$4.80	8/10/28	10,000				10,000
$4.80	8/12/28	2,500				2,500
$5.75	7/2/31	4,723,287					4,723,287
$7.50	12/22/28	10,000						10,000
$7.50	1/16/29	8,000						8,000
$7.50	1/16/29	248,958						248,958
$8.00	1/16/28	283,350							283,350
		7,889,305	1,726,777	257,165	54,674	577,094	4,723,287	266,958	283,350

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Other than the potential challenges to the Exploration Plan of Operation (“Exploration PoP”) anticipated to be filed by environmental and non-government organizations in opposition to exploration at CuMo, we have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

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

Warehouse

The Company entered into a long-term lease agreement for warehouse space in Idaho. The lease began on April 1, 2024, with an initial period of 3 years and an optional 3-year renewal at the end of the initial term. The Company may cancel the lease at any time after 13 months from the effective date of the lease by providing a 3-month notice of cancellation. The Company agreed that to gain access to the warehouse, the Company would make a lease payment of $100,000, which was paid on March 5, 2024, and to make payments of $6,000 per month beginning May 1, 2024, and ending on February 1, 2025. The base lease payment was then $3,600 through January 1, 2026, at which point base rent increased to $3,700 until January 1, 2027, at which point it increases to $3,800 until January 1, 2028, at which point it increases to $3,900. Prior to entering into this lease agreement, the Company was a party to a month-to-month lease which it had not terminated.

The Company does not believe it is probable that it will exercise and extend beyond the initial 3-year term.

The rent expense for the six months ended July 31, 2026, and 2025 was $23,042 and $10,279, respectively.

Vehicles

The Company leases vehicles used in its operations under operating leases with lease terms of approximately three years. Certain leases provide an option to purchase the underlying vehicle at the end of the lease term at its stated residual value; the Company is not reasonably certain to exercise these options. The Company’s leases do not contain material residual value guarantees or restrictive covenants. Variable lease payments, consisting principally of sales and use taxes and excess-mileage charges, are recognized as incurred and were not material. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to measure its lease liabilities; as of July 31, 2026, the weighted-average discount rate was 8.5% and the weighted-average remaining lease term was 2.9 years. During the six months ended July 31, 2026, the Company recognized right of use assets of $74,718 related to its operating leases.

For the six months ended July 31, 2026, operating lease cost was $2,992. Cash paid for amounts included in the measurement of operating lease liabilities was $2,444. During the six months ended July 31, 2026, the Company obtained $54,716 of right-of-use assets in exchange for new operating lease liabilities.

Maturities of the Company’s operating lease liabilities as of July 31, 2026 were as follows:

Fiscal year ending January 31,
Remainder of 2026	$10,290
2027	20,581
2028	20,581
2029	7,846
Total undiscounted lease payments	$59,298
Less: imputed interest	(5,156)
Present value of lease liabilities	$54,142

Employment Agreements

On July 28, 2026, with an effective date of April 1, 2026, the Company entered into executive employment agreements with Scannell, Brodkey and Harmon (see Note 7). These agreements provided for the issuance of 250,000, 250,000 and 125,000 shares of common stock, respectively, upon execution of the agreements, vesting annually over two years. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

In July 2026, the Company entered into employment agreements with various employees. The agreements provided for the issuance of 92,784 options for common stock, upon execution of the agreements, with certain vesting obligations. The options for common stock vest quarterly over two years, with an exercise price of $4.85. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

Director Agreements

On July 2, 2026, the Company entered into director agreements with Atzmon, Herskovits, Moeller, Redfield, and Rudofsky (see Note 7). The agreements provide that each director will be issued common stock valued annually at $35,000, which will be issued such stock on a quarterly basis starting on August 1, 2026. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares which are contractually obligated will be issued following shareholder approval.

NOTE 10 – INCOME TAXES

As of July 31, 2026 and January 31, 2026, the Company has net operating loss carry forwards of $2,311,429 and $1,726,961, respectively, which may be available to reduce future years’ taxable income through 2046. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes computed by applying the United States Federal tax rate of 21% and state rate of 5% to loss before taxes for fiscal years 2027 and 2026 as follows:

	July 31,	January 31,
	2026	2026
Tax expense (benefit) at the statutory rate	$(472,070)	$(335,674)
State income taxes, net of federal income tax benefit	(112,398)	(79,922)
Change in valuation allowance	584,468	415,596
Total	$-	$-

The tax effect of significant components of the Company’s deferred tax assets and liabilities at July 31, 2026, and January 31, 2026, are as follows:

	July 31,	January 31,
	2026	2026
Deferred tax assets:
Net operating loss carryforward	$2,311,429	$1,726,961
Timing differences	-	-
Total gross deferred tax assets	2,311,429	1,726,961
Less: Deferred tax asset valuation allowance	(2,311,429)	(1,726,961)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets are offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,311,429 and $1,726,961 as of July 31, 2026, and January 31, 2026, respectively.

The tax years 2023 through 2026 remain open for examination by federal agencies and other jurisdictions in which it operates.

NOTE 11 – RECLASSIFICATIONS

For the six months ended July 31, 2026, the Company determined that the operational costs for the future operations should be separately disclosed on the consolidated statements of operations. For the three months ended July 31, 2026, the Company reclassified certain expenses from professional services to the operational costs line. As the Company was not actively in operations for the fiscal year 2026, no costs were reclassified from professional services due to their immateriality. The reclassifications had no effect on previously reported net loss, changes in stockholders’ deficit, or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the July 31, 2026, condensed consolidated balance sheet date through the date of this filing and determined there were no events to disclose or that require recognition in the accompanying condensed consolidated financial statements except as noted below.

On August 1, 2026, the Company executed an employment agreement with an employee which provided 61,856 options for common stock, upon execution of the agreement, with certain vesting obligations. The options for common stock vest quarterly over two years, with an exercise price of $4.85. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares that are contractually obligated will be issued following shareholder approval.

On August 19, 2026, the Company entered into an operating lease for warehouse and office space that commences September 1, 2026 and has a term of 72 months. This lease is expected to result in a right-of-use asset and lease liability of approximately $544,000 upon commencement.

On August 27, 2026, a consultant for the Company who was owed $96,000 converted $48,000 of the balance into 9,897 shares of common stock of the Company. The Company is required to obtain shareholder approval prior to the issuance of such common stock under NYSE American listing rules, and therefore these shares which are contractually obligated will be issued following shareholder approval.

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of our management. All forward-looking statements made by us in this Form 10-Q are based only on information currently available to us and speak only as of the date on which they are made. Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company’s products. Actual results could differ materially depending upon factors including the risks and uncertainties related to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks. Future results of operations can be directly affected by metal prices on commodity exchanges that can be volatile. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 8-K, 10-K and 10-Q, as well as our registration statement on Form S-1 originally filed with the SEC on October 7, 2025, subsequently amended, and declared effective on July 1, 2026 (SEC file no. 333-290746).

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements filed in our Form 10-K for the fiscal year ended January 31, 2026, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

Mining Operations

To determine material mining operations in accordance with subpart 1300 of SEC Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of the Company’s overall business and financial condition. The Company concluded that, as of the date of the filing of this Report, its sole material mining operation is the CuMo Project (defined below). The Company will update its assessment of individual material mines on an annual basis.

The information relating to such sole material mining operation is contained in the technical report summary (“TRS”) relating to the CuMo Project prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Reference should be made to the full text of the TRS, a copy of which was filed as Exhibit 96.1 to the Current Report on Form 8-K, dated January 27, 2023.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the Company states that the TRS was prepared by Shaun M. Dykes (our former Vice President and former Director), M. Sc. (Eng), P. Geo of Geologic Systems, Ltd. Mr. Dykes served as a technical advisor to the registrant during the fiscal year ended January 31, 2026. Mr. Dykes met the qualifications specified under the definition of “Qualified Person” under Item 1300 of Regulation S-K.

The CuMo project (the “CuMo Project”) currently consists of one hundred and twenty-six (126) federal unpatented lode mining claims, and six (6) patented mining claims. In total, the project comprises approximately 2,640 acres. The unpatented lode mining claims and patented claims are situated in an unorganized mining district, in Boise County, Idaho, spanning Sections in Township 7N and 8N, Range 5E and 6E, Boise Meridian.

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

Other Recent Developments

Private Placement

On April 17, 2026, the Company completed a private placement of convertible promissory notes and warrants for aggregate gross proceeds of approximately $1.36 million. The notes matured 12 months from issuance and are convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to customary adjustments. In connection with a national securities exchange listing and firm commitment underwritten offering, the notes were to automatically convert into the securities offered at the lower of 70% of the offering price or $6.50 per share. On or about July 2, 2026, the Company listed its common stock and publicly-traded warrants on the NYSE American as described below and subsequently completed an underwritten offering (the “Listing and Offering”), and these convertible notes therefore converted into an aggregate of 226,332 shares of common stock, which were issued to the note holders.

In connection with the offering, investors received warrants to purchase an aggregate of 226,332 shares of common stock at an exercise price of $7.50 per share for a five-year term. The warrant exercise price was subject to adjustment and could be reduced to an amount equal to 125% of the conversion price of the notes. Of the $1,357,947 principal amount of notes issued, $102,947 represented the exchange of existing indebtedness by two investors on a dollar-for-dollar basis, with no discount applied. As a result of the Listing and Offering, the exercise price of the warrants was adjusted to $4.24375 per share.

On May 28, 2026, the Company completed a second closing under the offering for gross proceeds of $185,000. In connection with the second closing, investors received warrants to purchase an aggregate of 30,833 shares of common stock. As a result of the Listing and Offering, these convertible notes converted into an aggregate of 30,833 shares of common stock, which were issued to the note holders, and the exercise price of the warrants was adjusted to $4.24375 per share.

In connection with these private offerings, the Company engaged ThinkEquity LLC as exclusive placement agent and paid customary fees, including placement agent warrants.

On July 2, 2026, in connection with the simultaneous listing of the Company’s common stock and publicly-traded warrants on the NYSE American, LLC (the “NYSE American”), the Company entered into an underwriting agreement with ThinkEquity, LLC, pursuant to which the Company sold 3,712,000 shares of common stock and warrants to purchase 4,723,287 shares of common stock, for an aggregate purchase price of $18,008,768, netting the Company $16,548,166 in cash after payment of various offering expenses and commissions.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and six months ended July 31, 2026, and 2025, and related management discussion herein.

Our condensed consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with US GAAP.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $43,936,530 from its inception to July 31, 2026. On July 31, 2026, we had $12,121,420 in cash. Our working capital surplus was $10,179,539 on July 31, 2026. We currently do not generate revenues and expect to continue to incur operating losses for the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern as we need approximately $20,000,000 over the next twelve months to maintain our operations schedule. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended July 31, 2026, compared to the three months ended July 31, 2025

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $1,073,343 for the three months ended July 31, 2026, compared to $701,469 for the three months ended July 31, 2025, as reflected in the table below:

	Three Months Ended
	July 31,
	2026	2025
Operating expenses
Operations expense	93,014	-
Professional fees	237,505	28,311
Payroll and related expenses	313,355	60,000
Rent expense	11,532	349
Stock-based compensation	318,026	597,500
Other general and administrative expenses	99,911	15,309
Total operating expenses	1,073,343	701,469

The increases in operations expense, professional fees, and payroll and related expenses in the most comparative period primarily result from our increasing operational, fundraising, and stock exchange listing initiatives during 2026.

Other Income / Expenses

The Company had other expenses, net, of $1,133,351 for the three months ended July 31, 2026, compared to $76,495 of expense for the three months ended July 31, 2025, as reflected in the table below:

	Three Months Ended
	July 31,
	2026	2025
Other income (expense)
Amortization of debt discount	(770,844)	-
Interest income	29,725	-
Interest expense	(392,232)	(76,495)
Total other income (expense), net	(1,133,351)	(76,495)

The increase in other expense relates to the debt discounts being fully amortized with the repayment of the convertible notes payable in July 2026.

Net Loss

The Company had a net loss of $2,206,694 for the three months ended July 31, 2026, compared to $777,964 for the three months ended July 31, 2025.

For the six months ended July 31, 2026, compared to the six months ended July 31, 2025

Revenue

The Company has had no revenue historically to date.

Operating Expenses

The Company had operating expenses of $2,413,667 for the six months ended July 31, 2026, compared to $1,264,607 for the six months ended July 31, 2025, as reflected in the table below:

	Six Months Ended
	July 31,
	2026	2025
Operating expenses
Operations expense	598,928	-
Professional fees	446,453	198,635
Payroll and related expenses	495,855	125,000
Rent expense	23,042	10,279
Stock-based compensation	663,026	875,000
Other general and administrative expenses	186,363	55,693
Total operating expenses	2,413,667	1,264,607

The increases in operations expense, professional fees, and payroll and related expenses in the most comparative period primarily result from our increasing operational, fundraising, and stock exchange listing initiatives during 2026.

Other Income / Expenses

The Company had other expenses, net, of $1,304,957 for the six months ended July 31, 2026, compared to $196,245 of expense for the six months ended July 31, 2025, as reflected in the table below:

	For the Six Months Ended
	July 31,
	2026	2025
Other income (expense)
Amortization of debt discount	(807,645)	-
Interest income	29,725	-
Interest expense	(527,037)	(196,245)
Total other income (expense), net	(1,304,957)	(196,245)

The increase in other expense relates to the debt discounts being fully amortized with the repayment of the convertible notes payable in July 2026.

Net Loss

The Company had a net loss of $3,718,624 for the six months ended July 31, 2026, compared to $1,460,852 for the six months ended July 31, 2025.

Liquidity and Capital Resources

As of July 31, 2026, the Company had cash of $12,121,420. We do not have sufficient resources to effectuate our business. We estimate that ongoing expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. The Company does not project revenue for the next few years, as is typical in mining companies. The Company has and will continue to raise capital to fund operational expenses. To maintain our plan of growth, we need to raise a minimum of an additional $20,000,000 over the next twelve months to maintain our operations schedule. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Operations used cash of $3,281,020 for the six months ended July 31, 2026, compared to cash used of $326,123 for the same period in 2025.

We used cash in investing activities of $500,000 for the six months ended July 31, 2026, compared to $0 for the same period in 2025.

We had cash provided by financing activities for the six months ended July 31, 2026, of $15,878,166 compared to $227,000 for the same period in 2025.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiency, which represents a material weakness:

●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes; and

To remediate our internal control weaknesses, management intends to implement the following measures: develop and maintain adequate written accounting policies and procedures, including procedures with respect to disclosure of material transactions to management, legal counsel, and the Company’s audit committee.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year to implement some of our initiatives to address some of the Company’s material weaknesses but provides no assurances that it will be able to do so.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that (i) in connection with the listing of the Company’s securities on the NYSE American, the Company appointed several independent members of the Board of Directors, and the Board created an audit committee comprised on independent directors, and (ii) on or about July 28, 2026, Robert Scannell resigned as Chief Financial Officer of the Company, and Bruce Harmon was appointed as Chief Financial Officer of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 12, 2025, International Energy & Mineral Resources Investment Company Limited (“IEMR”), a shareholder of the Company, filed a lawsuit in the Fourth Judicial District of Idaho (case no. CV01-25-14777) seeking a declaratory judgment that the Lock-Up Agreement dated December 21, 2022, and its First Amendment dated March 30, 2024 (collectively, the “Lock-Up Agreement”) has terminated according to its terms and that IEMR may freely trade its shares. On September 30, 2025, the Company filed its response. On January 29, 2026, IEMR voluntarily withdrew their complaint, without prejudice.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in Part I, Item 2, on April 17, 2026, and May 28, 2026, the Company sold convertible notes and warrants to investors in a private placement. The securities were offered and sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder, as the investors were accredited and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

On May 12, 2026, the Company issued 13,333 shares of common stock of the Company to a consultant for services.

On May 19, 2026, the Company issued 2,857 shares of common stock of the Company to a consultant.

On May 22, 2026, the Company issued 27,716 shares of common stock of the Company to several consultants.

On June 22, 2026, the Company issued 4,450 shares of common stock of the Company to a consultant.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended July 31, 2026, to the Company’s knowledge, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on October 14, 2022).
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on October 14, 2022).
3.3	Certificate of Amendment to Articles of Incorporation, filed March 9, 2023 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on March 10, 2023).
3.4	Certificate of Designation of the Series A Convertible Non-Voting Preferred Stock (Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on January 17, 2024).
3.5	Certificate of Designation of the Rights and Preferences and Limitations of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 2, 2026).
3.6	Certificate of Amendment (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 2, 2026).
3.7	Certificate of Designation of the Rights and Preferences and Limitations of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 2, 2026)
4.1	Description of Capital Stock (Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
4.2	Form 2021 Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.3	Corrected Form of Replacement Warrant (Incorporated by reference to the exhibits to our Current Report on Form 8-K/A filed with the SEC on February 14, 2023).
4.4	Form Lock-Up Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.5	Form of 8.5% Secured Non-Convertible Note (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.6	7.5% Secured Note Indenture, dated August 24, 2021, by and between International CuMo Mining Corporation and Computershare Trust Company of Canada (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
4.7	Form of Warrant (included as annex to the Warrant Agent Agreement filed as Exhibit 4.8)
4.8	Form of Warrant Agent Agreement with VStock Transfer LLC (Incorporated by reference to exhibit 4.8 to our Registration Statement on Form S-1/A filed with the SEC on June 17, 2026)
4.9	Form of Warrant (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2026)
10.1	Form Incentive Stock Option Agreement (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.2	Merger Agreement, dated as of November 20, 2020, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.), Dynamic Elite International Limited and Joway Merger Subsidiary Limited, (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on November 25, 2020)
10.3	Stock Purchase Agreement, dated as of January 31, 2022, by and among Crystal Globe Limited, Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on February 10, 2022)
10.4	Debt Assignment and Release Agreement, dated January 23, 2023, by and among Idaho Copper Corporation (formerly known as Joway Health Industries Group Inc.) and JHP Holdings, Inc. (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.5	Option Agreement, dated October 13, 2004, by and between Cumo Molybdenum Mining Inc. and Mosquito Consolidated Gold Mines Limited, as amended January 14, 2005 (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.6	Mining Claims Agreement, dated July 25, 2017, by and among American CuMo Mining Corporation, International CuMo Mining Corporation, CuMo Molybdenum Mining Inc., Western Geoscience Inc., and Thomas Evans (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.7	Special Warranty Deed, between American CuMo Mining Corporation and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.8	Loan Agreement, dated October 31, 2014, as amended March 26, 2015, and January 29, 2016, by and between International CuMo Mining Corporation and La Familia II LLC (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.9	MineSense Amenability Test Proposal, dated August 29, 2022, by and between MineSense Technologies Ltd. and International CuMo Mining Corporation (Incorporated by reference to the exhibits to our Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.10	Management Agreement between International Cumo Mining Corporation and Robert W. Scannell dated December 15, 2022 (Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.11	Management Agreement between International Cumo Mining Corporation and Steven Rudofsky dated January 1, 2022 (Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.12	Management Agreement between International Cumo Mining Corporation and Andrew A. Brodkey dated December 15, 2021 (Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.13	Technical Advisory Agreement between International Cumo Mining Corporation and Mult-Metal Development Ltd. dated March 31, 2023 (Incorporated by reference to the exhibits to our Annual Report on Form 10-K filed with the SEC on May 15, 2024).
10.14	Form of Unit Subscription Purchase Agreement (Incorporated by reference to the exhibit to our Form 8-K filed with the SEC on January 17, 2024.
10.15	SGS Bateman Proposal, dated November 13, 2023 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
10.16	Master Truscan Services Agreement by and between the Company and Veracio, Inc., dated March 3, 2024 (Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed with the SEC on July 11, 2024).
10.17	First Amendment to the Mining Claims Agreement by and between CuMo Molybdenum Mining Inc., Western Geoscience Inc., Thomas Evans, Idaho Copper Corporation and Multi-Metals Development Corp. dated August 19, 2025 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 22, 2025).
10.18	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.19	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.20	Underwriting Agreement between Idaho Copper Corporation and ThinkEquity LLC dated July 1, 2026 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on July 2, 2026).
10.21	Executive Employment Agreement between Idaho Copper Corporation and Robert Scannell dated July 28, 2026 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2026).
10.22	Executive Employment Agreement between Idaho Copper Corporation and Bruce Harmon dated July 28, 2026 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 5, 2026).
10.23	Executive Employment Agreement between Idaho Copper Corporation and Andrew Brodkey dated July 28, 2026 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 5, 2026).
10.24	Director Agreement between Idaho Copper Corporation and Gil Atzmon dated July 2, 2026 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2026).
10.25	Director Agreement between Idaho Copper Corporation and David Herksovits dated July 2, 2026 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2026).
10.26	Director Agreement between Idaho Copper Corporation and Dr. John Moeller dated July 2, 2026 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 11, 2026).
10.27	Director Agreement between Idaho Copper Corporation and Corey Redfield dated July 2, 2026 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 11, 2026).
10.28	Director Agreement between Idaho Copper Corporation and Steven Rudofsky dated July 2, 2026 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 11, 2026).
31.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Principal Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Andrew Brodkey	President and Chief Executive Officer (Principal Executive Officer)	August 31, 2026
Andrew Brodkey

/s/ Bruce Harmon	Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2026
Bruce Harmon

